Form 10-Q
period 2017-06-30
Redfin Corp
filed 2017-09-08
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38160
REDFIN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3064240
(State of Incorporation)	(I.R.S. Employer Identification No.)
1099 Stewart Street, Suite 600
Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)
(206) 576-8333
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 31, 2017, there were 81,326,178 shares of the registrant’s common stock outstanding.

Redfin Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this prospectus other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II. Item 1A. “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this prospectus or to conform these statements to actual results or revised expectations.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	December 31,	June 30,	Pro Forma, June 30,
	2016	2017	2017

Assets:
Current assets:
Cash and cash equivalents	$64,030	$54,210
Restricted cash	3,815	11,848
Short-term investments	1,749	1,504
Prepaid expenses	4,388	2,546
Accrued revenue, net of allowance for doubtful accounts of $150 at December 31, 2016 and June 30, 2017	10,625	14,509
Other current assets	8,781	2,298
Loans held for sale	—	545
Total current assets	93,388	87,460
Property and equipment, net	19,226	22,137
Intangible assets, net	3,782	3,538
Goodwill	9,186	9,186
Deferred offering costs	720	2,299
Other assets	7,175	6,798
Total assets:	$133,477	$131,418
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$5,385	$3,081
Accrued liabilities	22,253	30,248
Other payables	3,793	11,607
Loan facility	—	529
Current portion of deferred rent	1,512	1,092
Total current liabilities	32,943	46,557
Deferred rent, net of current portion	8,852	10,473
Total liabilities	41,795	57,030
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock—par value $0.001 per share; 166,266,114 shares authorized; 55,422,002 issued and outstanding; and aggregate liquidation preference of $167,488	655,416	791,106	$—
Stockholders’ equity (deficit)
Common stock—par value $0.001 per share; 290,081,638 and 290,081,638 shares authorized, respectively; 14,687,024 and 14,988,646 shares issued and outstanding, respectively	15	15	70
Additional paid-in capital	—	—	212,081
Accumulated deficit	(563,749)	(716,733)	(137,763)
Total stockholders’ equity (deficit)	(563,734)	(716,718)	$74,388
Total liabilities, redeemable convertible preferred stock and stockholders’ equity:	$133,477	$131,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Revenue	$77,714	$104,935	$119,349	$164,802
Cost of revenue	50,303	67,975	88,808	121,467
Gross profit	27,411	36,960	30,541	43,335
Operating expenses:
Technology and development	8,060	10,090	15,958	19,762
Marketing	8,486	10,132	17,697	20,591
General and administrative	9,526	12,466	19,912	26,833
Total operating expenses	26,072	32,688	53,567	67,186
Income (loss) from operations	1,339	4,272	(23,026)	(23,851)
Interest income and other income, net:
Interest income	49	32	96	76
Other income, net	—	—	37	13
Total interest income and other income, net	49	32	133	89
Net income (loss)	$1,388	$4,304	$(22,893)	$(23,762)
Accretion of redeemable convertible preferred stock	65,082	(110,921)	59,869	(135,690)
Undistributed earnings attributable to participating securities	(52,805)	—	(29,397)	—
Net income (loss) attributable to common stock—basic	$13,665	$(106,617)	$7,579	$(159,452)
Net income (loss) attributable to common stock—diluted	$1,388	$(106,617)	$(22,893)	$(159,452)
Net income (loss) per share attributable to common stock—basic	$0.95	$(7.15)	$0.53	$(10.74)
Net income (loss) per share attributable to common stock—diluted	$0.02	$(7.15)	$(0.33)	$(10.74)
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic	14,340,333	14,913,234	14,288,550	14,840,759
Weighted average shares used to compute net income (loss) per share attributable to common stock—diluted	74,080,026	14,913,234	69,710,552	14,840,759
Pro forma net income (loss) per share attributable to common stock—basic and diluted		$0.06		$(0.34)
Pro forma weighted-average shares used to compute net income (loss) per share attributable to common stock—basic and diluted		70,335,236		70,262,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2016	2017

Operating Activities
Net income (loss)	$(22,893)	$(23,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,935	3,539
Stock-based compensation.	3,734	5,320
Change in assets and liabilities:
Restricted cash	(8,610)	(8,032)
Prepaid expenses	4,523	1,842
Accrued revenue	(7,168)	(3,885)
Other current assets	(10)	6,482
Other long-term assets	(5,816)	377
Accounts payable	332	901
Accrued expenses	5,859	8,481
Other payables	8,609	7,814
Deferred lease liability	(157)	1,097
Origination of loans held for sale	—	(3,022)
Proceeds from sale of loans originated as held for sale	—	2,477
Net cash used in operating activities	(18,662)	(371)
Investing activities
Maturities of short-term investments	1,644	1,239
Purchases of short-term investments	(1,644)	(992)
Purchases of property and equipment	(2,660)	(9,435)
Net cash used in investing activities	(2,660)	(9,188)
Financing activities
Proceeds from exercise of stock options	462	1,017
Payment of deferred initial public offering costs	—	(1,807)
Borrowings from warehouse credit facilities	—	2,932
Repayments of warehouse credit facilities	—	(2,403)
Net cash provided by (used in) financing activities	462	(261)
Net change in cash and cash equivalents	(20,860)	(9,820)
Cash and cash equivalents:
Beginning of period	85,597	64,030
End of period	$64,737	$54,210
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$59,869	$(135,690)
Stock-based compensation capitalized in property and equipment	$(39)	$(131)
Deferred initial public offering cost accruals	$—	$(343)
Leasehold improvements paid directly by lessor	$—	$(104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except for shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	55,422,002	$599,915	14,059,601	$14	$—	$(495,727)	$(495,713)

Exercise of stock options	—	—	627,423	1	1,494	—	1,495
Stock-based compensation	—	—	—	—	8,512	—	8,512
Accretion of redeemable convertible preferred stock	—	55,501	—	—	(10,006)	(45,496)	(55,502)
Net income (loss)	—	—	—	—	—	(22,526)	(22,526)
Balance, December 31, 2016	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Exercise of stock options	—	—	301,622	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	5,451	—	5,451
Accretion of redeemable convertible preferred stock	—	135,690	—	—	(6,990)	(128,700)	(135,690)
Net income (loss)	—	—	—	—	—	(23,762)	(23,762)
Balance, June 30, 2017	55,422,002	$791,106	14,988,646	$15	$—	$(716,733)	$(716,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies:

Description of Business—Redfin Corporation (“Redfin” or the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals to purchase or sell their residential property. The Company’s wholly owned subsidiaries also provide title and settlement services and originate mortgages. The Company has operations located in multiple states nationwide.

Basis of Presentation—The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and disclosures normally included in consolidated financial statements presented in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Prospectus dated July 28, 2017, filed with the SEC on July 28, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as ameded ("Prospectus"). The Company had no components of other comprehensive income (loss) during any of the years presented, as such, a consolidated statement of comprehensive income (loss) is not presented. All amounts are presented in thousands, except share and per share data.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017, our results of operations for the three and six month periods ended June 30, 2017 and 2016, and our cash flows for the six month periods ended June 30, 2017 and 2016. The results of the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited condensed consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Certain Significant Risks and Business Uncertainties—The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Further, during the period required to achieve substantially higher revenue in order to become profitable, the Company may require additional funds that may not be readily available or may not be on terms that are acceptable to the Company.

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: unanticipated fluctuations in operating results due to seasonality and cyclicality in the real estate industry, changes in home sale prices and transaction volumes, the Company’s ability to increase market share, competition and U.S. economic conditions.

Reverse Stock Split—On July 8, 2017, the Company’s board of directors approved an amendment to the Company's certificate of incorporation to effect a reverse split of shares of the issued and outstanding common stock and redeemable convertible preferred stock at a 3-to-1 ratio. The reverse stock split was approved by the Company’s stockholders and effected on July 10, 2017. The par value of the common stock and the par value of the redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and redeemable convertible preferred stock, dividend rates, conversion rates, options to purchase common stock, exercise prices, and the related per-share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Use of Estimates—The preparation of the unaudited condensed consolidated interim financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Management’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, fair value of common stock and redeemable convertible preferred stock, capitalization of website development costs, recoverability of intangible assets with finite lives, and the fair value of reporting units for purposes of evaluating goodwill for impairment. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Unaudited Pro Forma Consolidated Balance Sheet Data and Pro Forma Net Income (Loss) per Share Attributable to Common Stock—The pro forma information has been prepared assuming that, upon the completion of the public offering, all of the Company’s redeemable convertible preferred stock outstanding will automatically convert into shares of common stock, based on the provisions in the Company’s Amended and Restated Certificate of Incorporation. The Company prepared the pro forma basic and diluted net income (loss) per share attributable to common stock for the three and six months ended June 30, 2017, assuming the automatic conversion of the redeemable convertible preferred stock as if the initial public offering had been completed on January 1, 2017. On August 2, 2017 the Company completed an initial public offering ("IPO").

Significant Accounting Policies—There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2017, from the significant accounting policies described in the Prospectus.

Deferred Offering Costs—Deferred offering costs, including legal, accounting and other fees and costs relating to our planned initial public offering, are capitalized and included as a noncurrent asset in the consolidated balance sheets. The deferred offering costs will be offset against initial public offering proceeds upon the closing of the initial public offering within equity. There were $720 and $2,299 of capitalized deferred offering costs as of December 31, 2016, and June 30, 2017, respectively.

Other Current Assets—In April 2017, the Company received $8,470 from the landlord of the Company's new corporate headquarters for reimbursable leasehold improvement costs. The Company had previously recorded a receivable for this amount. The receipt of reimbursable leasehold improvements is classified as a cash inflow of cash in the operating section in the Company's consolidated statement of cash flows for the six months ended June 30, 2017. Additionally, in January 2017, RDFN Ventures, Inc. (“Redfin Now”), a wholly owned subsidiary of the Company, began purchasing properties with the intent of resale. Direct property acquisition and improvement costs are capitalized and tracked directly with each specific property. These are stated at cost unless the utility of the properties is no longer as great as their cost, in which case it is written down to “market”. As of December 31, 2016 and June 30, 2017 there were $0 and $1,582 respectively, in home inventories included in other current assets. Of the $1,582 in home inventories at June 30, 2017, $365 were subject to active listings and $1,217 were in process and being made ready for sale.

Recently Adopted Accounting Pronouncements—In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance simplifying the test for goodwill impairment. Step 2 from the goodwill impairment test is no longer required, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company performs its goodwill assessment annually on October 1 of each year or as events merit. The Company does not expect the adoption of this guidance to impact the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2017 using the modified retrospective approach through a cumulative-effect adjustment of $552 to beginning accumulated deficit, and the Company elected to account for forfeitures as they occur beginning on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has prospectively adopted this guidance as of January 1, 2016. The adoption of this guidance had no effect on the Company’s financial position.

Recently Issued Accounting Pronouncements—In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company expects to adopt this guidance on January 1, 2018. The Company is currently evaluating the effect the adoption of this guidance will have on the Company’s cash flows.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for the Company in its fiscal year beginning January 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect the adoption of this guidance will have on the Company’s statement of cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. The Company believes adoption of this standard will have a significant effect on its financial position.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, the Company expects to adopt this guidance on January 1, 2018. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The Company expects to adopt this guidance on January 1, 2018. While the Company does not expect the adoption of this standard to have a significant effect on the Company’s financial position, results of operations and cash flows, the Company continues to evaluate its current arrangements with customers and related performance obligations therein and when such performance obligations are satisfied. Additionally the Company continues to evaluate the enhanced disclosure requirements under the new standard.

Note 2: Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accrued revenue, restricted cash, accounts payable, certain accrued liabilities, and redeemable convertible preferred stock. The fair value of the Company’s financial instruments approximates their recorded values due to their short period to maturity. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level I—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level III—Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I and Level II assets and liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents and Level II assets include certificates of deposit that are included as short-term investments, interest rate lock commitments ("IRLCs") and forward sales commitments, included in other current assets and other current liabilities. The certificates of deposit are measured by observable market data for substantially the full term of the assets or liabilities.

Interest rate lock commitments and forward sales commitments are measured by observable marketplace prices. The Company’s redeemable convertible preferred stock is categorized as Level III. Redeemable convertible preferred stock is valued at each reporting date based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

The Company’s redeemable convertible preferred stock is measured at fair value using a weighted average of the probability weighted expected return method (“PWERM”), the income approach, and the market approach. Specifically, the income and market approach models are weighted in relation to the probability of a private company scenario, whereas the PWERM method is weighted in relation to the probability of future exit scenarios.

The income approach incorporates the use of the discounted cash flow method, whereas the market approach incorporates the use of the guideline public company method. Application of the discounted cash flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future with the application of a discount rate and terminal value. In the guideline public company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. A comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.

Under the PWERM, value is determined based upon an analysis of future values for the enterprise under different potential outcomes (e.g., sale, merger, an IPO, dissolution). The value determined for the enterprise is allocated then allocated to each class of stock based upon the assumption that each class will look to maximize its value. The values determined for each class of stock under each scenario are weighted by the probability of each scenario and then discounted to a present value.

Any change in the fair value is recognized as accretion expense (income) and included as an adjustment to net loss to arrive at net income (loss) attributable to common stock on the condensed consolidated statements of operations. Summary of changes in fair value are reflected in the condensed consolidated balance sheets, condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders' deficit, and Note 6. The Company did not perform full valuation for the redeemable convertible preferred stock during the three months ended June 30, 2017, but rather determined the value of the redeemable convertible preferred stock as of June 30, 2017 by interpolating between the value as of March 31, 2017 and the value of the common stock at the price offered in the initial public offering.

Significant unobservable inputs used in the determination of fair value of the Company’s redeemable convertible preferred stock included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Valuation methodology:
Income approach (private company)	15.0%	N/A	15.0%	12.5%
Market approach (private company)	15.0%	N/A	15.0%	12.5%
PWERM (IPO)	52.5%	N/A	52.5%	60.0%
PWERM (M&A)	17.5%	N/A	17.5%	15.0%
IPO revenue multiple	3.0x-4.0x	N/A	3.0x-4.5x	2.8x-3.0x
Forecasted revenue growth rate	28.0%-40.0%	N/A	28.0%-40.9%	31.1%-40.0x
Discount rate	20.0%	N/A	20.0%-25.0%	20.0%

A summary of assets, (liabilities), and (mezzanine equity) at December 31, 2016 and June 30, 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below:

		Fair Value
Financial Instrument	Fair Value Hierarchy	December 31, 2016	June 30, 2017

Money market funds (included in cash and cash equivalents)	Level I	46,357	22,930
Certificates of deposit (included in short-term investments)	Level II	1,749	1,504
Interest rate lock commitments	Level II	—	2
Redeemable convertible preferred stock (mezzanine equity)	Level III	(655,416)	(791,106)

Note 3: Property and Equipment:

A summary of property and equipment at December 31, 2016 and June 30, 2017 is as follows:

		December 31, 2016	June 30, 2017
	Useful Lives
	(years)
Leasehold improvements	Shorter of lease term or economic life	$4,911	$15,350
Website and software development costs	1-3	10,114	12,146
Computer and office equipment	3	2,846	3,350
Software	3	1,367	1,367
Furniture	7	2,406	2,836
Construction in progress		10,856	—
		32,500	35,049
Accumulated depreciation and amortization		(13,274)	(12,912)
Property and equipment, net		$19,226	$22,137

Depreciation and amortization expense for property and equipment amounted to $1,382 and $1,512 for the three months ended June 30, 2016 and 2017, respectively, and $2,691 and $3,295 for the six months ended June 30, 2016 and 2017, respectively.

Note 4: Acquired Intangible Assets:

The following table presents the detail of intangible assets subject to amortization as of the dates presented:

		December 31, 2016			June 30, 2017
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names	10	$1,040	$(234)	$806	$1,040	$(286)	$754
Developed technology	10	2,980	(670)	2,310	2,980	(820)	2,160
Customer relationships	10	860	(194)	666	860	(237)	624
		$4,880	$(1,098)	$3,782	$4,880	$(1,343)	$3,538

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $122 for the three months ended June 30, 2016 and 2017, respectively and $244 and $244 for the six months ended June 30, 2016 and 2017, respectively. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 5: Operating Segments:

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has five operating segments and one reportable segment, real estate. Real estate revenue is derived from commissions and fees charged on real estate transactions closed by us or partner agents. Other revenue consists of fees charged for title and settlement services, mortgage banking operations, marketing services provided to homebuilders by the Company’s builder services group, Walk Score licensing and advertising fees, homes sold through Redfin Now, and other services. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is presented on a consolidated basis.

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Real estate
Revenue	$75,649	$100,658	$116,006	$159,030
Cost of revenue	48,293	63,436	85,022	114,592
Gross profit	$27,356	$37,222	$30,984	$44,438
Other
Revenue	$2,065	$4,277	$3,343	$5,772
Cost of revenue	2,010	4,539	3,786	6,875
Gross profit	$55	$(262)	$(443)	$(1,103)
Consolidated
Revenue	$77,714	$104,935	$119,349	$164,802
Cost of revenue	50,303	67,975	88,808	121,467
Gross profit	$27,411	$36,960	$30,541	$43,335
Operating expenses	26,072	32,688	53,567	67,186
Net income (loss)	$1,388	$4,304	$(22,893)	$(23,762)

Real estate revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Real estate revenue
Brokerage revenue	$71,401	$95,069	$109,388	$149,540
Partner revenue	4,248	5,589	6,618	9,490
Total real estate revenue	$75,649	$100,658	$116,006	$159,030

Note 6: Redeemable Convertible Preferred Stock and Stockholders’ Deficit:

Redeemable Convertible Preferred Stock—Redeemable convertible preferred stock is issuable in one or more series, each with such designations, rights, qualifications, limitations, and restrictions as the board of directors of the Company may determine at the time of issuance. As of December 31, 2016 and June 30, 2017, the Company had outstanding redeemable convertible preferred stock as follows:

	As of December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, Net of Issuance Costs
Series A-1	4,378,284	1,459,427	500,000	462,000
Series A-2	109,552	36,517	11,000	11,000
Series A-3	9,099,610	3,033,202	259,000	241,000
Series B	36,338,577	12,112,853	7,998,000	7,952,000
Series C	33,388,982	11,129,656	12,000,000	11,950,000
Series D	28,574,005	9,524,665	10,269,000	10,201,000
Series E	12,041,148	4,013,712	14,924,000	14,841,000
Series F	20,808,580	6,936,186	50,536,000	50,453,000
Series G	21,527,376	7,175,784	70,991,000	68,062,000
Total	166,266,114	55,422,002	167,488,000	164,173,000

	As of June 30, 2017
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, Net of Issuance Costs
Series A-1	4,378,284	1,459,427	500,000	462,000
Series A-2	109,552	36,517	11,000	11,000
Series A-3	9,099,610	3,033,202	259,000	241,000
Series B	36,338,577	12,112,853	7,998,000	7,952,000
Series C	33,388,982	11,129,656	12,000,000	11,950,000
Series D	28,574,005	9,524,665	10,269,000	10,201,000
Series E	12,041,148	4,013,712	14,924,000	14,841,000
Series F	20,808,580	6,936,186	50,536,000	50,453,000
Series G	21,527,376	7,175,784	70,991,000	68,062,000
Total	166,266,114	55,422,002	167,488,000	164,173,000

The terms of all redeemable convertible preferred stock are summarized below:

Conversion—Each share of redeemable convertible preferred stock is convertible at the option of the holder into such number of common stock as is determined by dividing the original issue price by the conversion price in effect at the time of conversion. The original issue prices, adjusted for the reverse split, are as follows: $0.3426 for Series A-1 preferred, $0.2913 for Series A-2 preferred, $0.0855 for Series A-3 preferred, $0.6603 for Series B preferred, $1.0782 for Series C preferred, $1.0782 for Series D preferred, $3.7182 for Series E preferred, $7.2858 for Series F preferred, and $9.8931 for Series G preferred. Under the terms of the Company’s Amended and Restated Certificate of Incorporation, redeemable convertible preferred stock shall be automatically converted into shares of common stock upon the occurrence of specific events, including a firm commitment underwritten public offering with aggregate net proceeds of not less than $50,000.

Liquidation Preference—In the event of a voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of redeemable convertible preferred stock will be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the greater of (1) the original issue price (as adjusted for stock splits, stock dividends, reclassifications, and the like) for each share of redeemable convertible preferred stock held by them, plus declared but unpaid dividends, and (2) the amount such holder would have received if, immediately prior to such event, such holder had converted such share of redeemable convertible preferred stock into common stock. After payment of all preferential amounts, the remaining assets shall be distributed ratably among all holders of common stock on a pro rata basis based on the number of shares of common stock outstanding held by each such holder.

Redemption—At any time after December 15, 2021, the holders of not less than 67% of outstanding redeemable convertible preferred stock may request the Company to redeem all the outstanding shares of redeemable convertible preferred stock by paying in cash a sum per share with respect to each share of redeemable convertible preferred stock equal to the greater of (1) the original issue price of each share of preferred stock plus all declared but unpaid dividends or (2) the fair market value of each share of redeemable convertible preferred stock as determined by an appraisal performed by an independent third party approved by holders of at least 67% of the then outstanding shares of redeemable convertible preferred stock and the Company.

Accretion represents the (increase) or decrease in the redemption value of the Company’s redeemable convertible preferred stock. For the three and six months ended June 30, 2016, the fair value of the redeemable convertible preferred stock declined, resulting in accretion income. The recognized accretion related to the increase or decrease in the redemption value of the redeemable convertible preferred stock is reclassed upon the successful completion of an initial public offering, which occurred subsequent to the period ended June 30, 2017. On August 2, 2017 the Company completed an IPO.

The following table presents the accretion income/(expense) of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Series A-1	$1,620	$(3,085)	$1,535	$(3,785)
Series A-2	41	(77)	38	(95)
Series A-3	3,275	(6,478)	3,192	(7,843)
Series B	13,443	(25,601)	13,111	(31,052)
Series C	12,352	(23,523)	11,707	(28,531)
Series D	10,571	(20,131)	10,019	(24,417)
Series E	4,695	(8,130)	4,342	(9,936)
Series F	8,322	(12,522)	7,292	(15,643)
Series G	10,763	(11,374)	8,633	(14,388)
Total	$65,082	$(110,921)	$59,869	$(135,690)

Voting—The holder of each share of redeemable convertible preferred stock has the right to one vote for each full share of common stock into which its respective shares of redeemable convertible preferred stock would be convertible on the record date for the vote.

Dividends—The holders of redeemable convertible preferred stock are entitled to receive noncumulative dividends out of any funds legally available, prior and in preference to any declaration or payment of any dividends to holders of common stock. Dividends are payable when, as and if declared by the board of directors at a rate of $0.0273 per share for Series A-1 preferred, $0.0234 per share for Series A-2 preferred, $0.0069 per share for Series A-3 preferred, $0.0528 per share for Series B preferred, $0.0864 per share for Series C preferred and Series D preferred, $0.2976 per share for Series E preferred, $0.5829 per share for Series F preferred, and $0.7914 per share Series G preferred, per year (as adjusted for stock splits, stock dividends, reclassifications and the like). The holders of the redeemable convertible preferred stock also shall be entitled to participate pro rata in any dividends or other distributions paid on the common stock on an as-if-converted basis.

Common Stock—At December 31, 2016 and June 30, 2017, the Company was authorized to issue 290,081,638 shares of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,	June 30,
	2016	2017
Redeemable convertible preferred stock outstanding	55,422,002	55,422,002
Stock options issued and outstanding	13,291,684	13,782,401
Shares available for future equity grants	4,941,504	4,148,810
Total	73,655,190	73,353,213

Note 7: Stock-based Compensation:

On November 5, 2004, the Company adopted the 2004 Equity Incentive Plan (as amended to date, the “Plan”), which provides for the issuance of incentive and nonqualified common stock options to employees, directors, officers, and consultants of the Company. Subsequent to adoption, the Company amended the Plan to increase the number of shares of common stock reserved for issuance to 29,883,863. The term of each option shall be no more than 10 years. The options generally vest over a four-year period.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The inputs used below are subjective and generally require significant analysis and judgment to develop. The Company has not declared or paid any cash dividends and does not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes-Merton option-pricing model is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on an average volatility of stock prices for a group of real estate and technology industry peers. The Company uses the “simplified method” to calculate expected life due to the lack of historical exercise data, which assumes a ratable rate of exercise over the contractual life to estimate the expected term for employee options. The expected term of options represents the period that the stock-based awards are expected to be outstanding for the remaining unexercised shares. The range of assumptions for the three and six months ended June 30, 2016 and 2017, are provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Expected life	7 years	7 years	7 years	7 years
Volatility	39.81%	40.97%	39.81%-41.36%	37.88%-40.97%
Risk-free interest rate	1.51%	1.96%	1.51%-1.66%	1.96%-2.26%
Dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value	3.96	4.89	3.99	4.86

The following table presents information regarding options granted, exercised, forfeited, or cancelled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,291,684	$5.85	7.74	$61,774
Options granted	1,137,046	10.78
Options exercised	(301,622)	3.37		2,294
Options forfeited or canceled	(344,707)	8.01
Outstanding at June 30, 2017	13,782,401	6.26	7.46	65,065
Options exercisable at June 30, 2017	7,827,279	$4.38	6.34	$51,683

The following table presents the detail of stock-based compensation amounts included in the Company’s consolidated statements of operations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Cost of revenue	$525	$699	$1,043	$1,414
Technology and development	559	751	1,098	1,482
Marketing	112	123	221	242
General and administrative	718	1,065	1,372	2,182
Total stock-based compensation	$1,914	$2,638	$3,734	$5,320

There was $24,166 of total unrecognized stock-based compensation related to unvested stock option arrangements granted under the Plan as June 30, 2017.

Note 8: Net Income (Loss) per Share Attributable to Common Stock:

Net income (loss) per share attributable to common stock is computed by dividing the net income (loss) attributable to common stock by the weighted-average number of common shares outstanding. The Company has outstanding stock options and redeemable convertible preferred stock, which are included in the calculation of diluted net income (loss) attributable to common stock per share whenever doing so would be dilutive.

The Company calculates basic and diluted net income (loss) per share attributable to common stock in conformity with the two-class method required for companies with participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.

Diluted net income (loss) per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock and options to purchase common stock are considered anti-dilutive securities for all periods ended June 30, 2017. For the periods ended June 30, 2016 the inclusion of the Company's redeemable convertible preferred stock was dilutive. For the periods ended June 30, 2016 the fair value of the redeemable convertible preferred stock declined, resulting in accretion income. The if-converted method of calculating earnings per share resulted in undistributed earnings attributable to participating securities, and conversion of redeemable convertible preferred stock occurring at the beginning of the period. The undistributed earnings attributable to participating securities do not represent a distribution to existing stockholders' paid out of offering proceeds. Options were excluded in the calculation of weighted average shares used to compute diluted income (loss) for all periods presented except the three months ended June 30, 2016.

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Numerator:
Net income (loss)	$1,388	$4,304	$(22,893)	$(23,762)
Accretion of redeemable convertible preferred stock	65,082	(110,921)	59,869	(135,690)
Undistributed earnings attributable to participating securities	(52,805)	—	(29,397)	—
Net income (loss) attributable to common stock—basic	13,665	(106,617)	7,579	(159,452)
Net income (loss) attributable to common stock—diluted	1,388	(106,617)	(22,893)	(159,452)

Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic	14,340,333	14,913,234	14,288,550	14,840,759
Weighted average shares used to compute net income (loss) per share attributable to common stock—diluted	74,080,026	14,913,234	69,710,552	14,840,759
Net income (loss) per share attributable to common stock—basic	$0.95	$(7.15)	$0.53	$(10.74)
Net income (loss) per share attributable to common stock—diluted	$0.02	$(7.15)	$(0.33)	$(10.74)

(1) A reconciliation of net income (loss) attributable to common stock—basic to net income (loss) attributable to common stock—diluted is as follows:
Net income (loss) attributable to common stock—basic	$13,665		$7,579
Add-back: Accretion due to application of if-converted	(65,082)		(59,869)
Add-back: Undistributed earnings attributable to participating securities due to application of if-converted	52,805		29,397
Net income (loss) attributable to common stock—diluted	$1,388		$(22,893)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Redeemable convertible preferred stock	—	55,422,002	—	55,422,002
Options outstanding	4,205,443	13,782,401	11,614,015	13,782,401
Total	4,205,443	69,204,403	11,614,015	69,204,403

Note 9: Income Taxes:

The Company’s effective tax rate for the three and six-month periods ended June 30, 2016 and 2017 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.
In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three- and six-month periods ended June 30, 2016 and 2017. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. A Section 382 limitation study performed as of March 31, 2017 determined there was an ownership change in 2006 and $1,538 of the 2006 net operating loss is unavailable.

Net operating loss carryforwards are available to offset federal taxable income and begin to expire in 2025. Net operating loss carryforwards for states range from 5 to 20 years. As of December 31, 2016 the Company has accumulated approximately $84,973 of federal tax losses and $4,133 (tax effected) of state tax losses.

The Company’s material income tax jurisdiction is the United States (federal). As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2005 and forward for federal purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 10: Commitments and Contingencies:

Legal Proceedings—Third-party licensed sales associates filed three lawsuits against the Company in the Superior Court of the State of California in 2013 and 2014. Two of the actions, which are pled as “class actions,” were removed to and are now pending in the Northern District of California. One of these cases also includes representative claims under California’s Private Attorney General Act, Labor Code section 2698 et. seq (“PAGA”). The third action is pending in the Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints alleged that the Company had misclassified current and former third-party licensed sales associates in California as independent contractors.

In March 2017, the Company entered into an agreement in principle to settle these lawsuits with an aggregate payment of $1,800 and in June 2017, the Company entered into a definitive agreement to settle the lawsuits. The Company has recorded an accrual for $1,800 as of December 31, 2016 and June 30, 2017. The settlement agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The proposed settlement class contemplated by the agreement includes all current and former third party licensed sales associates engaged by the Company in California from January 16, 2009, through April 29, 2017. This settlement agreement is subject to court approval. As part of the settlement process, on August 18, 2017, the parties filed a Second Amended Complaint in Los Angeles County Superior Court to consolidate all of the cases, and all other lawsuits and arbitrations regarding these claims have been stayed pending the outcome of efforts to obtain final settlement approval.

The claims vary from case to case, but generally seek compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses.

As with all class action and representative litigation, these cases are inherently complex and subject to many uncertainties. In the event the settlement is not approved, the actions may continue and a class may be certified. If that happens, there can be no assurance the plaintiffs will not seek substantial damage awards, penalties, attorneys’ fees, or other remedies. The Company believes it has complied with all applicable laws and regulations and that it properly classified the third-party licensed sales associates as independent contractors.

In addition, from time to time, the Company is involved in litigation, claims and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law, intellectual property, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statute claims, commercial or contractual arrangements, brokerage- or real estate related-disputes, ordinary- course brokerage disputes like the failure to disclose property defects, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. The leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $1,159 and $1,679 for the three months ended June 30, 2016 and 2017, respectively, and $2,224 and $4,325 for the six months ended June 30, 2016 and 2017, respectively. Other commitments primarily relate to network infrastructure for the Company’s data operations and commitments for the Company’s annual employee meeting. Also included are homes that we are under contract to purchase through Redfin Now but that have not closed. Future minimum payments due under these agreements as of December 31, 2016 and June 30, 2017 are as follows:

	Facility Leases		Other Commitments
	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017

2017	$4,803	$2,974	$2,123	$3,251
2018	6,227	6,641	848	889
2019	6,652	7,041	—	—
2020	5,563	5,943	—	—
2021 and thereafter	32,262	32,577	—	—
Total minimum lease payments	$55,507	$55,176	$2,971	$4,140

Mortgage Warehouse and Master Repurchase Agreements—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”) and in June 2017 Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank. Pursuant to the Mortgage Warehouse Agreement and Master Repurchase Agreement, Texas Capital and Western Alliance Bank both agree to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 each in the aggregate and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 1.5%, or 3.0%, whichever is higher. The per annum interest rate payable to Western Alliance Bank is a fixed rate equal to the LIBOR rate plus 3.00%, or 3.75%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. For each loan in which Western Alliance Bank elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital and Western Alliance Bank's participation interests in the loans are to be repurchased in whole or in part by Redfin

Mortgage. The Company has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse and Master Repurchase Agreements.

The Mortgage Warehouse Agreement and Master Repurchase Agreements require each of the Company and Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants under both agreements as of June 30, 2017, but has not received a notice of default related to such failure from either Texas Capital or Western Alliance Bank. As of December 31, 2016 and June 30, 2017, there were $0 and $529, respectively, outstanding under the Mortgage Warehouse Agreement and no amounts drawn as of June 30, 2017 on the Master Repurchase Agreement.

Note 11: Accrued Liabilities:

The following table presents the detail of accrued liabilities as of the dates presented:

	December 31,	June 30,
	2016	2017
Accrued compensation and benefits	$16,659	$21,427
Legal fees and settlements	2,795	2,381
Miscellaneous accrued liabilities	2,799	6,440
Total accrued liabilities:	$22,253	$30,248

Note 12: Retirement Plan:

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company- matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the three months ended June 30, 2016 and 2017 or for the six months ended June 30, 2016 and 2017.

Note 13: Subsequent Events:

2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan—On July 12, 2017, the board of directors approved the 2017 Equity Incentive Plan (“2017 EIP”) and the 2017 Employee Stock Purchase Plan (“2017 ESPP”). As of July 27, 2017, the maximum number of shares of common stock available for future issuance under the Company’s stock-based compensation plans is 9,459,659 shares, consisting of the following:

•
4,159,659 shares of common stock under the Amended and Restated 2004 Equity Incentive Plan, as of July 27, 2017, which shares were added to the shares reserved under the 2017 EIP in connection with the IPO;

•	3,700,000 shares of common stock under the 2017 EIP; and

•	1,600,000 shares of common stock under the 2017 ESPP.

For a period of 10 years, the 2017 EIP and 2017 ESPP provide for automatic annual increases in the number of shares available for future issuance on the first day of each fiscal year beginning in 2018.

Initial Public Offering—On August 2, 2017, the Company completed an IPO whereby 10,615,650 shares of common stock were sold at a price of $15.00 per share, which included 1,384,650 shares pursuant to the underwriters' option allotment. The Company received net proceeds of $144,143 after deducting underwriting discounts and offering expenses directly attributable to the IPO. Upon the closing of the IPO, all shares of the outstanding redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, the accompanying notes, other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 28, 2017. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forwardlooking statements below.The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. We are not aware of any misstatements regarding the industry, survey or research data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors. Factors that could cause or contribute to those differences in our actual results and factors that may affect industry, survey or research data include, but are not limited to, those discussed below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections “Special Note Regarding Forward-Looking Statements” above and Part II, Item 1A. “Risk Factors” below.
In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.
Overview
Redfin is a technology-powered, residential real estate brokerage. We represent people buying and selling homes in over 80 markets throughout the United States. Our mission is to redefine real estate in the consumer’s favor. In a commission-driven industry, we put the customer first. We do this by pairing our own agents with our own technology to create a service that is faster, better, and costs less.
On August 2, 2017, we completed our initial public offering, or IPO, in which we issued and sold 10,615,650 shares of our common stock (including 1,384,650 shares pursuant to the underwriters' option to purchase additional shares) at a public offering price of $15.00 per share. The aggregate gross proceeds were approximately $159.2 million. We received approximately $144.1 million in net proceeds after deducting approximately $11.1 million of underwriting discounts and commissions and approximately $3.9 million in estimated offering costs. Upon the closing of the IPO, all of the outstanding shares of our redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there are no shares of preferred stock outstanding.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Jun. 30, 2015	Sep. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017

Monthly average visitors (in thousands)	12,381	13,060	11,142	13,987	17,021	17,795	16,058	20,162	24,400
Real estate transactions:
Brokerage	5,465	5,653	4,510	4,005	7,497	7,934	6,432	5,692	10,221
Partner	2,456	2,718	2,273	1,936	2,602	2,663	2,281	2,041	2,874
Total	7,921	8,371	6,783	5,941	10,099	10,597	8,713	7,733	13,095

Real estate revenue per real estate transaction:
Brokerage	$9,243	$9,343	$9,242	$9,485	$9,524	$9,333	$9,428	$9,570	$9,301
Partner	1,164	1,191	1,177	1,224	1,633	1,932	1,991	1,911	1,945
Aggregate	6,738	6,696	6,539	6,793	7,491	7,474	7,481	7,548	7,687

Aggregate home value of real estate transactions (in millions)	3,601	3,837	2,984	2,599	4,684	4,898	4,018	3,470	6,119
U.S. market share by value	0.44%	0.46%	0.46%	0.48%	0.53%	0.57%	0.56%	0.58%	0.64%
Revenue from top-10 Redfin markets as a percentage of real estate revenue	78%	76%	73%	71%	74%	72%	71%	68%	69%
Average number of lead agents	568	621	667	743	756	756	796	935	1,010

Monthly Average Visitors
The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet and serve customers. For a particular period, monthly average visitors refers to the average of the number of unique visitors to our website and mobile application for each of the months in that period. Monthly average visitors are influenced by market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, and seasonality. We believe we can continue to increase monthly visitors, which helps our growth.
Given the lengthy process to buy or sell a home, a visitor during one month may not convert to a revenue-generating customer until many months later, if at all.
When we refer to "monthly average visitors" for a particular period, we are referring to the average number of unique visitors to our website and mobile application for each of the months in that period, as measured by Google Analytics, a product that provides digital marketing intelligence. Visitors are tracked by Google Analytics using cookies, with a unique cookie being assigned to each browser or mobile application on a device. For any given month, we count all of the unique cookies that visited our website or either our iOS or Android mobile application during that month; each such unique cookie is a unique visitor. If a person accesses our mobile application using different devices within a given month each such mobile device is counted as a separate visitor for that month. If the same person accesses our website using an anonymous browser, or clears or resets cookies on their device, each access with a new cookie is counted as a new unique visitor for that month.
Real Estate Transactions
Increasing the number of real estate transactions in which we or our partner agents represent homebuyers and home sellers is critical to increasing our revenue and, in turn, to achieving profitability. Real estate transactions are influenced by pricing for our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate transactions are also affected by seasonality and macroeconomic factors. We include a single transaction twice when we or our partner agents serve both the homebuyer and the home seller of a transaction.
Real Estate Revenue per Real Estate Transaction
Real estate revenue per real estate transaction, together with the number of real estate transactions, is a factor in evaluating business growth and determining pricing. Changes in revenue per real estate transaction can be affected by our pricing, the mix of transactions for homebuyers and home sellers, changes in the value of homes in the markets we serve, the geographic mix of our transactions, and the transactions we refer to partner agents. We generally generate more real estate revenue per brokerage transaction from representing homebuyers than home sellers.
We calculate real estate revenue per real estate transaction by dividing brokerage, partner, or aggregate revenue, as applicable, by the corresponding number of real estate transactions in any period.
Aggregate Home Value of Real Estate Transactions
The aggregate home value of real estate transactions completed by our lead agents and of the real estate transactions we refer to partner agents is an important indicator of the health of our business because our revenue is largely based on a percentage of each home’s sale price. This metric is affected by changes in home values in the markets we serve and by changes in the number of customers who use our services as well as seasonality and macroeconomic factors. We include the value of a single transaction twice when we or our partner agents serve both the homebuyer and home seller of a transaction.
U.S. Market Share by Value
Increasing our U.S. market share by value is critical to our ability to grow our business and achieve profitability over the long term. We believe there is a significant opportunity to increase our share in the markets we currently serve.
We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. home sales by the mean sale price of these sales, each as reported by the National Association of Realtors. We calculate our market share by aggregating the home value of real estate transactions conducted by our lead agents or our partner agents. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the estimated aggregate value of U.S. home sales.
Revenue from Top-10 Markets as a Percentage of Real Estate Revenue
Our top-10 markets by real estate revenue are the metropolitan areas of Boston, Chicago, Los Angeles, Maryland, Orange County, Portland, San Diego, San Francisco, Seattle, and Virginia. We plan to continue to diversify our growth and to increase our market share in our newer markets. We expect our revenue from top-10 markets to decline as a percentage of our real estate revenue over time.
Average Number of Lead Agents
The average number of lead agents, in combination with our other key metrics such as the number of brokerage transactions, is a basis for calculating agent productivity and is one indicator of the potential future growth of our business. We systematically evaluate traffic to our website and mobile application and customer activity to anticipate changes in customer demand to determine when and where to hire lead agents.
We calculate the average number of lead agents by taking the average of the number of lead agents at the end of each month included in the period.
Components of Our Results of Operations

Revenue
We generate revenue primarily from commissions and fees charged on real estate transactions closed by us or partner agents, as well as from other services we provide.
Real Estate Revenue
Brokerage Revenue. Brokerage revenue consists of commissions earned on real estate transactions closed by our lead agents. We recognize commission-based revenue on the closing of a transaction, less the amount of any commission refund or any closing-cost reduction, commission discount, or transaction-fee adjustment. Brokerage revenue is affected by the number of real estate transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.
Partner Revenue. Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home sale prices, commission rates, and the amount we give to customers.
Other Revenue
Other revenue consists of fees charged for title and settlement services, mortgage banking operations, marketing services provided to home builders by our builder services group, licensing and analytics fees from our Walk Score service, homes sold by Redfin Now, and other services. Revenue is recognized when the service is provided. Redfin Now is our experimental new service where we buy homes directly from home sellers and resell them to homebuyers. Revenue earned from homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay and benefits), stock- based compensation, transaction bonuses, home touring and field expenses, listing expenses, business expenses, facilities expenses, and, for Redfin Now, the cost of homes including the purchase price and capitalized improvements.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, including real estate revenue per real estate transaction and the productivity of our lead agents and support staff.
Operating Expenses
Technology and Development
Technology and development expenses relate primarily to developing new software used by our customers and internal teams, making enhancements to our existing software, and maintaining and improving our website and mobile application. These expenses consist primarily of personnel costs, stock-based compensation, data licenses, software, and equipment, and infrastructure such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.
Marketing
Marketing expenses consist primarily of media costs for online and traditional advertising, as well as personnel costs and stock-based compensation.

General and Administrative
General and administrative expenses consist primarily of personnel costs, stock-based compensation, facilities, and related expenses for our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of external legal, audit, and tax services.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Revenue	$77,714	$104,935	$119,349	$164,802
Cost of revenue(1)	50,303	67,975	88,808	121,467
Gross profit	27,411	36,960	30,541	43,335
Operating expenses:
Technology and development(1)	8,060	10,090	15,958	19,762
Marketing(1)	8,486	10,132	17,697	20,591
General and administrative(1)	9,526	12,466	19,912	26,833
Total operating expenses	26,072	32,688	53,567	67,186
Income (loss) from operations	1,339	4,272	(23,026)	(23,851)
Total interest income and other income, net	49	32	133	89
Net income (loss)	$1,388	$4,304	$(22,893)	$(23,762)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(in thousands)
Cost of revenue	$525	$699	$1,043	$1,414
Technology and development	559	751	1,098	1,482
Marketing	112	123	221	242
General and administrative	718	1,065	1,372	2,182
Total	$1,914	$2,638	$3,734	$5,320

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	64.7	64.8	74.4	73.7
Gross profit	35.3	35.2	25.6	26.3
Operating expenses:
Technology and development(1)	10.4	9.6	13.4	12.0
Marketing(1)	10.9	9.7	14.8	12.5
General and administrative(1)	12.3	11.9	16.7	16.3
Total operating expenses	33.5	31.2	44.9	40.8
Income (loss) from operations	1.7	4.1	(19.3)	(14.5)
Total interest income and other income, net	0.1	—	0.1	0.1
Net income (loss)	1.8%	4.1%	(19.2)%	(14.4)%
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

	(as a percentage of revenue)
Cost of revenue	0.7%	0.7%	0.9%	0.9%
Technology and development	0.7	0.7	0.9	0.9
Marketing	0.1	0.1	0.2	0.1
General and administrative	0.9	1.0	1.1	1.3
Total	2.4%	2.5%	3.1%	3.2%

Comparison of the Three Months Ended June 30, 2016 and 2017
Revenue

	Three Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

	Percentage (in thousands, except percentages)
Real estate revenue:
Brokerage revenue	$71,401	$95,069	$23,668	33%
Partner revenue	4,248	5,589	1,341	32
Total real estate revenue	75,649	100,658	25,009	33
Other revenue	2,065	4,277	2,212	107
Revenue	$77,714	$104,935	$27,221	35
Percentage of revenue
Real estate revenue:
Brokerage	91.9%	90.6%
Partner revenue	5.5	5.3
Total real estate revenue	97.3	95.9
Other revenue	2.7	4.1
Revenue	100.0%	100.0%

In the three months ended June 30, 2017, revenue increased by $27.2 million, or 35%, as compared with the same period in 2016. Brokerage revenue represented $23.7 million, or 87%, of the increase. Brokerage revenue grew 33% during the period, driven by a 36% increase in brokerage real estate transactions and a 2% decrease in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand and market share in most of our markets. The decrease in real estate revenue per brokerage transactions was due to a mix shift to lower-revenue transactions from home sellers. Other revenue increased $2.2 million, or 107%, as compared with the same period in 2016. $2.0 million of the $2.2 million increase was attributed to Redfin Now.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$48,293	$63,436	$15,143	31%
Other	2,010	4,539	2,529	126
Total cost of revenue	$50,303	$67,975	$17,672	35

Gross profit
Real estate	$27,356	$37,222	$9,866	36%
Other	55	(262)	(317)	(576)
Total gross profit	$27,411	$36,960	$9,549	35

Gross margin (percentage of revenue)
Real estate	36.2%	37.0%
Other	2.6	(6.1)
Total gross margin	35.3	35.2

In the three months ended June 30, 2017, total cost of revenue increased by $17.7 million, or 35%, as compared with the same period in 2016. This increase in cost of revenue was primarily attributable to a $6.5 million increase in personnel costs due to increased lead agent and related support-staff headcount, a $4.2 million increase in transaction bonuses, a $3.0 million increase in home touring and field costs and a $1.8 million increase in the cost of homes purchased through Redfin Now.
Total gross margin decreased five basis points for the three months ended June 30, 2017 as compared with the same period in 2016.
Real estate gross margin increased 82 basis points for the three months ended June 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 65 basis point reduction in transaction bonuses, a 35 basis point reduction in local operating expenses and a 28 basis point reduction in listing expenses, each as a percentage of revenue. This was partially offset by a 29 basis point increase in occupancy expenses.
Other gross margin decreased 874 basis points for the three months ended June 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 4,239 basis point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now.
Operating Expenses

	Three Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$8,060	$10,090	$2,030	25%
Marketing	8,486	10,132	1,646	19
General and administrative	9,526	12,466	2,940	31
Total operating expenses	$26,072	$32,688	$6,616	25
Percentage of revenue
Technology and development	10.4%	9.6%
Marketing	10.9	9.7
General and administrative	12.3	11.9
Total operating expenses	33.6%	31.2%
In the three months ended June 30, 2017, technology and development expenses increased by $2.0 million, or 25%, as compared with the same period in 2016. The increase was primarily attributable to a $1.8 million increase in personnel costs and stock-based compensation due to increased headcount.
In the three months ended June 30, 2017, marketing expenses increased by $1.6 million, or 19%, as compared with the same period in 2016. The increase was primarily attributable to a $2.0 million increase in marketing media costs as we expanded advertising. The increase was partially offset by a $0.5 million decrease in the use of outside production services.
In the three months ended June 30, 2017, general and administrative expenses increased by $2.9 million, or 31%, as compared with the same period in 2016. The increase was attributable to a $1.7 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, a $0.9 million increase in contract services, and a $0.4 million increase in occupancy and office expenses.
Comparison of the Six Months Ended June 30, 2016 and 2017
Revenue

	Six Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

Real estate revenue:	Percentage (in thousands, except percentages)
Brokerage revenue	$109,388	$149,540	$40,152	37%
Partner revenue	6,618	9,490	2,872	43
Total real estate revenue	116,006	159,030	43,024	37
Other revenue	3,343	5,772	2,429	73
Revenue	$119,349	$164,802	$45,453	38
Percentage of revenue
Real estate revenue:
Brokerage	91.7%	90.7%
Partner revenue	5.5	5.8
Total real estate revenue	97.2	96.5
Other revenue	2.8	3.5
Revenue	100.0%	100.0%
In the six months ended June 30, 2017, revenue increased by $45.5 million, or 38%, as compared with the same period in 2016. Brokerage revenue represented $40.2 million, or 88%, of the increase.

Brokerage revenue grew 36.7% during the period, driven by a 38% increase in brokerage real estate transactions and a 1% decrease in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand and market share in most of our markets. The decrease in real estate revenue per brokerage transactions was due to a mix shift to lower-revenue transactions from home sellers. Other revenue increased $2.4 million, or 73%, as compared with the same period in 2016. $2.0 million of the $2.4 million increase was attributed to Redfin Now.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$85,022	$114,592	$29,570	35%
Other	3,786	6,875	3,089	82
Total cost of revenue	$88,808	$121,467	$32,659	37

Gross profit
Real estate	$30,984	$44,438	$13,454	43%
Other	(443)	(1,103)	(660)	149
Total gross profit	$30,541	$43,335	$12,794	42

Gross margin (percentage of revenue)
Real estate	26.7%	27.9%
Other	(13.3)	(19.1)
Total gross margin	25.6	26.3
In the six months ended June 30, 2017, cost of revenue increased by $32.7 million, or 37%, as compared with the same period in 2016. This increase in cost of revenue was primarily attributable to a $12.7 million increase in personnel costs due to increased lead agent and related support staff headcount, a $7.4 million increase in transaction bonuses, a $5.6 million increase in home touring and field costs, a $2.3 million increase in office and occupancy expenses and a $1.8 million increase in the cost of homes purchased through Redfin Now.
Total gross margin increased 71 basis points for the six months ended June 30, 2017 as compared with the same period in 2016.
Real estate gross margin increased 123 basis points for the six months ended June 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 52 basis point reduction in personnel costs, a 50 basis point reduction in transaction bonuses, a 39 basis point reduction in local operating expenses, and a 22 basis point reduction in home touring and field costs, each as a percentage of revenue. This reduction was partially offset by a 57 basis point increase in the occupancy expenses.
Other gross margin decreased 584 basis points for the three months ended June 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 3,141 basis point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now.
Operating Expenses

	Six Months Ended June 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$15,958	$19,762	$3,804	24%
Marketing	17,697	20,591	2,894	16
General and administrative	19,912	26,833	6,921	35
Total operating expenses	$53,567	$67,186	$13,619	25
Percentage of revenue
Technology and development	13.4%	12.0%
Marketing	14.8	12.5
General and administrative	16.7	16.3
Total operating expenses	44.9%	40.8%
In the six months ended June 30, 2017, technology and development expenses increased by $3.8 million, or 24%, as compared with the same period in 2016. The increase was primarily attributable to a $3.5 million increase in personnel costs and stock-based compensation due to increased headcount.
In the six months ended June 30, 2017, marketing expenses increased by $2.9 million, or 16%, as compared with the same period in 2016. The increase was primarily attributable to a $2.9 million increase in marketing media costs as we expanded advertising and a $0.3 million increase in personnel costs. The increase was partially offset by a $0.6 million decrease in the use of outside production services.
In the six months ended June 30, 2017, general and administrative expenses increased by $6.9 million, or 35%, as compared with the same period in 2016. The increase was attributable to a $3.4 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, a $1.8 million increase in contract services, and a $1.0 million increase in occupancy and office expenses.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds we received through private sales of our equity securities. From our inception through June 30, 2017, we completed several rounds of sales of shares of our redeemable convertible preferred stock to investors representing total gross proceeds of approximately $167.5 million.
In the first quarter of 2017, we introduced Redfin Mortgage, to originate and underwrite mortgage loans, and began testing a new service called Redfin Now, where we buy homes directly from home sellers, intending to resell those homes. To date, neither business has had a material impact on our liquidity or results of operations. We do not currently expect homes held in inventory as part of Redfin Now to exceed $10.0 million in 2017. If we decide to significantly expand these new product offerings, we may seek to raise additional capital through equity, equity-linked, or debt financing arrangements to fund this expansion. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.
On August 2, 2017, we closed our IPO of 10,615,650 shares of our common stock at a public offering price of $15.00 per share. We received approximately $144.1 million in net proceeds after deducting underwriting discounts, commissions and estimated offering costs. The proceeds from the IPO will be reflected in our financial statements in the third quarter of 2017.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2017

	(in thousands)
Net cash used in operating activities	$(18,662)	$(371)
Net cash used in investing activities	(2,660)	(9,188)
Net cash provided by financing activities	$462	$(261)
Net cash used in operating activities in the six months ended June 30, 2017 consisted of $23.8 million of net losses, an $8.9 million positive impact from non-cash items, a $8.4 million reduction in miscellaneous receivables when the landlord for our Seattle headquarters office reimbursed us for tenant improvements, a $9.4 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and a $1.8 million decrease in prepaid expenses. These benefits were partially offset by a $3.9 million increase in accrued revenue due to the timing of real estate transactions and $1.6 million in home purchases from testing Redfin Now.
Net cash used in investing activities in the six months ended June 30, 2017 consisted of $9.4 million of fixed asset purchases, including $6.5 million of leasehold improvements for our new Seattle headquarters office space and $2.1 million of capitalized software development expenses.
Net cash used in financing activities in the six months ended June 30, 2017 consisted of $1.0 million in proceeds from the exercise of stock options offset by $1.8 million of payments of deferred initial public offering costs.
Contractual Obligations
There were no materials changes in our commitments under contractual obligations as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 28, 2017, or the Prospectus.n
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.
Off-Balance Sheet Arrangements
Since inception, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Standards
See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Qualitative and Quantitative Factors about Market Risk
The principal market risk we face is interest rate risk. We had cash, cash equivalents, and short-term investments of $87.3 million as of December 31, 2016 and $55.7 million as of June 30, 2017. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.
We do not currently have any operations outside of the United States and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time we are involved in litigation, claims, and other proceedings relating to the operation of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial arrangements, brokerage or real estate disputes, and vicarious liability based upon conduct of individuals or entities outside of our control including partner agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources. Litigation and regulatory proceedings could result in unexpected expenses and liabilities, and could materially adversely affect our reputation and results of operations. Other than with respect to the matters described below, we are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together reasonably be expected to result in a material loss.
Misclassification
Third-party licensed sales associates filed three lawsuits against us in the Superior Court of the State of California in 2013 and 2014. Two of the actions, which are pled as “class actions,” were removed to, and are now pending in, the Northern District of California. One of these cases also includes representative claims under California’s Private Attorney General Act, Labor Code section 2698 et seq, or PAGA. The third action is pending in the Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints allege that the plaintiffs and other licensed sales associates in California should be classified as employees instead of independent contractors. The claims vary from case to case, but generally seek compensation for unpaid wages, overtime, failure to provide meal and rest periods as well as reimbursement of business expenses. Each of these cases has been ordered to arbitration.

In June 2017, we entered into an agreement to resolve these cases for an aggregate payment of $1.8 million. The settlement class contemplated by the agreement includes all current and former third-party licensed sales associates engaged by Redfin in California from January 16, 2009 through April 29, 2017. This settlement agreement is subject to court approval. As part of the settlement process, on August 18, 2017, we filed a Second Amended Complaint in Los Angeles County Superior Court to consolidate all of the cases, and all other lawsuits and arbitrations regarding these claims have been stayed pending the outcome of our efforts to obtain final settlement approval.
Threatened Claim
On July 24, 2017, we received a letter from counsel to David Eraker, one of Redfin’s founders and our former CEO. The letter asserts a variety of claims against us, Paul Goodrich, a director, and Madrona Venture Group, an investor, related to events prior to Mr. Eraker’s departure from Redfin in August 2006. Mr. Eraker released all claims against Redfin in connection with his departure. The letter focuses on allegations about the inventorship of one of Redfin’s patent applications that has not issued and does not cover our current products or services. The letter threatens litigation, but no complaint has been filed. We believe these claims have no merit. We will defend ourselves vigorously if Mr. Eraker sues us. However, litigation is uncertain and expensive, and any judgment or settlement could harm our business.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated interim financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
The U.S. residential real estate industry is seasonal and cyclical, and we’re negatively affected by industry downturns.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Any of the following macroeconomic factors could adversely affect demand for residential real estate, result in falling home prices, and harm our business:

•	increased interest rates;

•	increased unemployment rates or stagnant or declining wages;

•	slow economic growth or recessionary conditions;

•	weak credit markets;

•	low consumer confidence in the economy or the U.S. residential real estate industry;

•	adverse changes in local or regional economic conditions in the markets that we serve;

•	fluctuations in local and regional home inventory levels;

•	constraints on the availability of mortgage financing, enhanced mortgage underwriting standards, or increased down payment requirements;

•
federal and state legislative, tax or regulatory changes that would adversely affect the U.S. residential real estate industry, including potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the mortgage market, and limitations on the deductions of certain mortgage interest expenses;

•	increases in the exchange rate for the U.S. dollar compared to foreign currencies, causing
U.S. real estate to be more expensive for foreign purchasers;

•	foreign regulatory changes or capital controls that would make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

•	strength of financial institutions;

•	high levels of foreclosure activity in particular markets;

•	a decrease in home ownership rates;

•	political uncertainty relating to the new presidential administration; or

•	acts of nature, such as hurricanes, earthquakes, and other natural disasters, as well as adverse environmental and climate changes that disrupt the local or regional real estate markets we serve.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have not been profitable on an annual basis since we were founded, and as of June 30, 2017, we had an accumulated deficit of $716.7 million. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•	our inability to grow market share;

•	increased competition in the U.S. residential real estate industry;

•	changes in our commission rates;

•	our failure to realize our anticipated efficiency through our technology and business model;

•	failure to execute our growth strategies;

•	declines in the U.S. residential real estate industry; and

•	unforeseen expenses, difficulties, complications and delays, and other unknown factors.
Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
Our business is concentrated in certain geographic markets. Failing to grow in those markets or any disruptions in those markets could harm our business.
For 2015, 2016, and the six months ended June 30, 2017, approximately 76%, 72%, and 69% of our real estate revenue, respectively, was derived from our top-10 markets, which consist of the metropolitan areas of Boston, Chicago, Los Angeles, Maryland, Orange Country, Portland, San Diego, San Francisco, Seattle, and Virginia. These markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. Local and regional economic conditions in these markets differ materially from prevailing conditions in other parts of the United States. In addition, due to the higher home prices in these markets, our real estate revenue and gross margin is generally higher in these markets than in our smaller markets. Any overall or disproportionate downturn in demand or economic conditions in any of our largest markets, particularly if we are not able to increase revenue from our other markets, could result in a decline in our revenue and harm our business.
Our future market share gains may take longer than planned and cause us to incur significant costs.
We represent people buying and selling homes in over 80 markets throughout the United States. We have a limited operating history in many of these markets. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. Additionally, our earlier markets typically have higher mean home prices than our more recent markets. In addition, many valuable markets have established residential brokerages with superior local referral networks, name recognition, and perceived local knowledge and expertise. If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed our expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs.
We expect our revenue and results of operations to fluctuate on a quarterly and annual basis.
Our revenue and results of operations are likely to vary significantly from period to period and may fail to match expectations as a result of a variety of factors, many of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our revenue and results may fluctuate as a result of:

•	seasonal variances of home sales, which historically peak during the summer and are weaker during the first and fourth quarters of each year;

•	cyclical periods of slowdowns or recessions in the U.S. real estate market;

•	our ability to increase market share;

•	fluctuations in sale prices and transaction volumes in our top markets;

•	the price of homes bought or sold by Redfin homebuyers and home sellers;

•	price competition;

•	volume of transactions in markets with a higher than average mean home price;

•	mix of transactions;

•	impairment charges associated with goodwill and other intangible assets;

•	the timing and success of new offerings by us and our competitors;

•	changes in local market conditions;

•	changes in interest rates and the mortgage and credit markets;

•	the time it takes new lead agents to become fully productive;

•	changes in federal, state, or local laws or taxes that affect real estate transactions or residential brokerage, title insurance, and mortgage insurance industries;

•	changes in multiple listing services, or MLSs, or other rules and regulations affecting the residential real estate industry; and

•	any acquisitions of, or investments in, third-party technologies or businesses.
As a result of potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.
Our business model and growth strategy depend on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner.
Our success depends on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner. Our website and mobile application are our primary channels for meeting customers. We rely heavily on organic traffic generated from search engines and other unpaid sources to meet customers. We use a variety of media in our marketing efforts, including online and television advertising and social media, to drive traffic. We intend to continue to invest resources in our marketing efforts.
We are heavily dependent on digital marketing initiatives such as search engine optimization to improve our website’s search result ranking and generate new customer leads. We also rely on other marketing methods such as social media marketing, paid search advertising, and targeted email communications. Advertising platforms, such as Facebook, Google, and others, may raise their rates significantly, and we may choose to use alternative and less expensive channels, which may not be as effective at attracting homebuyers and home sellers to our website and mobile application. We also use television advertising, which may have significantly higher costs than other channels. In addition, we may be required to expand into or continue to invest in more expensive channels than those we are currently in, which could harm our business.
These marketing efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels like television. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, homebuyers and home sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of homebuyers and home sellers to our website and mobile application. We also anticipate that our marketing efforts will become increasingly expensive as competition increases and we seek to expand our business in existing markets. Generating a meaningful return on our marketing initiatives may be difficult. If our strategies do not attract homebuyers and home sellers efficiently, our business and growth would be harmed. Even if we successfully increase revenue as a result of these efforts, that additional revenue may not offset the related expenses we incur.
We rely heavily on Internet search engines and mobile application stores to direct traffic to our website and our mobile application, respectively.
We rely heavily on Internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to our website and on mobile application stores, such as Apple iTunes Store and the Android Play Store, for downloads of our mobile application. The number of visitors to our website and mobile application downloads depends in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. For example, when a user types a property address into an Internet search engine, we rely on that search engine to rank our webpages in the search results and to direct a user to the listing on our website. While we use search engine optimization to help our webpages rank highly in search results, maintaining our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple iTunes Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list. Listings on our website and mobile application have experienced fluctuations in search result and mobile application rankings in the past, and we anticipate fluctuations in the future. If our website or listings on our website fail to rank prominently in Internet search results, our website traffic could decline. Likewise, a decline in our website and mobile application traffic could reduce the number of customers for our services.

If we cannot obtain and provide to our customers comprehensive and accurate real estate listings quickly, or at all, our business will suffer.
Our ability to attract consumers to our website and mobile application is heavily dependent on our timely access to comprehensive and accurate real estate listings data. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. A competitor or another industry participant could also create an alternative listings data service, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, and we may be unable to provide timely listings to our customers.
If we do not comply with the rules, terms of service, and policies of MLSs, our access to and use of listings data may be restricted or terminated and harm our business.
We must comply with each MLS’s rules, terms of service, and policies to access and use its listings data. Each of the more than 130 MLSs we belong to has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used, and listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between MLS rules. Complying with the rules of each MLS requires significant investment, including personnel, technology and development resources, other resources, and the exercise of considerable judgment. If we are deemed to be noncompliant with an MLS’s rules, we may face disciplinary sanctions in that MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.
Our business model subjects us to challenges not faced by our competitors.
Unlike most of our brokerage competitors, we hire our lead agents as employees, rather than as independent contractors, and therefore we incur related costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. We also continue to invest heavily in developing our technology, as well as new offerings. As a result, we have significant costs, some of which we incur in anticipation of future growth in revenue and market share. In the event of fluctuations in demand in the markets we serve, or significant reductions in home sales’ prices, whether due to seasonality, cyclicality, changes in interest rates, fiscal policy, or other events, we will not be able to adjust our expenses as rapidly as many of our competitors, and our business would be harmed. Additionally, due to these costs, our lead agent turnover may be more costly to us than to traditional brokerages, and our business may be harmed if we are unable to achieve the necessary level of lead agent productivity and retention to offset their related costs.
Competition in the residential brokerage industry is intense and if we cannot compete effectively, our business will be harmed.
We face intense competition nationally and in each of the markets we serve. We compete primarily against other residential brokerages, which include operations affiliated with national or local brands and small independent brokerages. We also compete with a growing number of Internet-based residential brokerages and others who operate with non-traditional real estate business models. Competition with brokerages is particularly intense in some of the densely populated metropolitan markets we serve. To capture and retain market share, we must compete successfully against other brokerages, not only for customers, but also for high-performing lead agents and other critical employees.
The residential brokerage industry has low barriers to entry for new participants, including other technology-driven brokerages that offer lower commissions than the traditional pricing model. We may change our pricing strategies in response to a number of factors, including competitive pressures or in response to transaction volume fluctuations in particular markets we serve. As competitors introduce new offerings that compete with ours or reduce their commission rates, we may need to change our pricing strategies to compete effectively. Any such changes, particularly in the top-10 markets we serve, may affect our ability to compete successfully and harm our business.
Many of our brokerage competitors have substantial competitive advantages, such as longer operating histories, greater financial resources, stronger brand recognition, more management, sales, marketing and other resources, and extensive relationships with participants in the residential real estate industry, including third-party data providers such as MLSs. Consequently, these brokerages may have an advantage in recruiting and retaining agents, attracting consumers, acquiring customers, and growing their businesses. They may be able to provide consumers with offerings that are different from or superior to those we provide. They may also be acquired by third parties with greater resources than ours, which would further strengthen and enable them to compete more vigorously or broadly with us. The success of our competitors could result in our loss of market share and harm our business.
Our revenue may not continue to grow at its recent pace, or at all.
Our revenue may not continue to grow at the same pace as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

•	successfully expand and deepen our business and market share;

•	respond to seasonality and cyclicality in the real estate industry and the U.S. economy;

•	compete with the pricing and offerings of our competitors;

•	attract more customers to our website and mobile application;

•	successfully invest in developing technology, tools, features, and products;

•	maintain high levels of customer service;

•	maximize our lead agents’ productivity;

•	attract and retain high-quality lead agents;

•	successfully contract with high-quality partner agents; and

•	increase our brand awareness.
We may not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could adversely affect our revenue growth. You should not consider our past revenue growth to be indicative of our future growth.
If we’re not able to deliver a rewarding experience on mobile devices, whether through our mobile website or mobile application, we may be unable to attract and retain customers.
Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. We may not be able to consistently provide a rewarding customer experience on mobile devices and, as a result, customers we meet through our mobile website or mobile application may not choose to use our brokerage services, or those of our partner agents, at the same rate as customers we meet through our website.
As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside our control, such as:

•	increased costs to develop, distribute, or maintain our mobile website or mobile application;

•	changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and

•
changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our offerings, or give preferential treatment to competitive websites or mobile applications.

Adverse developments in economic conditions could harm our business.
Our business is sensitive to general economic conditions that are outside our control. These conditions include interest rates, inflation, fluctuations in consumer confidence, fluctuations in equity and debt capital markets, availability of credit, and the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, disruptions in an economically significant geographic region, or equity or debt markets, acts or threats of war, or terrorism, any of which could harm our business.
Our growth may be limited due to historically low home inventory levels.
Traditionally, a “balanced” residential real estate industry requires enough homes on the market to satisfy six months of homebuyer demand. In recent years, home inventory has remained at historically low levels in many parts of the United States. Low inventory levels can harm our ability to attract customers, inflate home prices, increase competition for homes, increase our operating expenses because of home touring and offer-writing activities that do not result in closed home purchases, and reduce transaction volumes. As a result, our customers may be unable to complete a sufficient number of real estate transactions to sustain or grow our transaction volume and revenue.
We may not be able to attract, retain, effectively train, motivate, and utilize lead agents.
As a result of our business model, our lead agents generally earn less on a per transaction basis than traditional agents, which may be unattractive to some agents. Because our model is uncommon in our industry, agents considering working for us may not understand our compensation model, or may not perceive it to be more attractive than the independent contractor, commission-driven compensation model used by most traditional brokerages. If we‘re unable to attract, retain, effectively train, motivate, and utilize lead agents, we will be unable to grow our revenue and we may be required to significantly increase our lead agent compensation or other costs, which could harm our business.
We are, and expect in the future to become, subject to an increasing variety of federal, state and local laws and regulations, many of which are continuously evolving, which increases our compliance costs and could subject us to claims or otherwise harm our business.
We are currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continuously changing, including laws related to: the real estate,

brokerage, title, and mortgage industries; mobile- and Internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, we are subject to federal laws such as the Fair Housing Act of 1968, or FHA, and the Real Estate Settlement Procedures Act of 1974. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.
In some cases, it is unclear as to how such laws and regulations affect us based on our business model that is unlike traditional brokerages, and the fact that those laws and regulations were created for traditional real estate brokerages. If we are unable to comply with and become liable for violations of these laws or regulations, or if unfavorable regulations or interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our liability exposure. It could cause our operations in affected markets to become overly expensive, time consuming, or even impossible. This may require us to expend significant time, capital, managerial, and other resources to modify or discontinue certain operations, limiting our ability to execute our business strategies, deepen our presence in our existing markets, or expand into new markets. In addition, any negative exposure or liability could harm our brand and reputation. Any costs incurred as a result of this potential liability could harm our business.
Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage, title insurance agency, and mortgage broker licenses in certain states where we operate. Additionally, if we enter new markets, we may be required to comply with new laws, regulations, and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot assure you that we are, and will remain at all times, in full compliance with all real estate, title insurance, and mortgage licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.
Our failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we operate could adversely affect our business.
Redfin, as a brokerage, and our agents are required to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. These laws and regulations contain general standards for and limitations on the conduct of real estate brokerages and agents, including those relating to licensing of brokerages and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising, and consumer disclosures. Under applicable laws and regulations, our agents, managing brokers, designated brokers, and other individual licensees have certain duties and are responsible for the conduct of real estate brokerage activities. If we or our agents fail to obtain or maintain the licenses and permits for conducting our brokerage business required by law or fail to conduct ourselves in accordance with the associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties. There is no assurance that we will be able to obtain or renew these licenses in a timely manner, or at all.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
We are from time to time involved in, and may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business. We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies, damage awards, and penalties. Regardless of outcome, any such claims or actions could require significant time, money, managerial and other resources, result in negative publicity, and harm our business and financial condition. Such litigation and other proceedings may relate to:

•	violations of laws and regulations governing the residential brokerage, title, or mortgage industries;

•	employment law claims, including claims regarding worker misclassification;

•	compliance with wage and hour regulations;

•	privacy, cybersecurity incidents, and data breach claims;

•	intellectual property disputes;

•	consumer protection and fraud matters;

•
brokerage disputes such as the failure to disclose hidden property defects, as well as other claims associated with failure to meet our client legal obligations, or incomplete or inaccurate listings data;

•	claims that our agents or brokerage engage in discriminatory behavior in violation of the FHA;

•	liability based on the conduct of individuals or entities outside of our control, such as independent contractor partner agents or independent contractor associate agents;

•	disputes relating to our commercial relationships with third parties; and

•	actions relating to claims alleging other violations of federal, state, or local laws and regulations.
In addition, class action lawsuits, such as the existing worker misclassification claims we face, can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed, and the significant costs of defense. The risks of litigation become magnified and the costs of settlement increase in class actions in which the courts grant partial or full certification of a large class. Also, insurance coverage may be unavailable for certain types of claims and, even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense. Further, such insurance may not be sufficient to cover the losses we incur.
Any failure to maintain, protect, and enhance our brand could hurt our ability to grow our business, particularly in markets where we have limited brand recognition.
Maintaining, protecting, and enhancing our brand is critical to growing our business, particularly in markets where we have limited brand recognition and compete with well-known traditional brokerages with longer histories and established community presence. This will partially depend on our ability to continue to provide high-value, customer-oriented, and differentiated services, and we may not be able to do so effectively. Enhancing and maintaining the quality of our brand may require us to make substantial investments, such as in marketing and advertising, technology, and agent training. If we do not successfully build and maintain a strong brand, our business could be harmed. In addition, despite these investments, our brand could be damaged from other events that are or may be beyond our control, such as litigation and claims, our failure to comply with local laws and regulations, and illegal activity such as phishing scams or cybersecurity attacks targeted at us, our customers, or others.
In addition to our agents, we rely on a flexible network of licensed third-party associate agents to conduct customer home tours and field events, and their status as independent contractors is being challenged and may be challenged in the future.

We are currently defending three lawsuits, each of which includes class or representative claims. Although we have entered an agreement to settle these lawsuits, the settlement is subject to court approval and there is no assurance that the settlement will be approved. Further, we may from time to time be subject to additional lawsuits or administrative proceedings, claiming that certain of our independent contractor associate agents should be classified as our employees rather than as independent contractors. These lawsuits and proceedings typically seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, and other items), injunctive relief, or both. Adverse determinations in these matters could, among other things, require us to adopt certain changes in our business practices that are costly and time-consuming to implement, entitle our independent contractor associate agents to the benefit of wage and hour laws, and result in employment and withholding tax and benefit liabilities, as well as changes to the independent contractor status of our other non-employee service providers. Regardless of the validity of these claims or their outcome, we have incurred, and anticipate incurring in the future, significant costs and efforts to defend against or settle them. In addition, if legislative and regulatory authorities take actions that classify our independent contractor service providers as employees, we would incur liabilities under a variety of laws and regulations, including tax, workers’ compensation, unemployment benefits, labor, employment, and tort, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
We are subject to an array of employment-related laws and regulations and failure to comply with these obligations could harm our business.
Our relationship with our employees is subject to various tax, wage and hour, unemployment, workers’ compensation, right to organize, anti-discrimination, workplace safety, and other employment-related laws. Each state has its own unique wage and hour laws, which have been the subject of growing litigation nationwide. In addition, federal and state regulatory authorities have increasingly challenged the classification of workers as independent contractors rather than as employees. Legislators have also proposed legislation to make it easier to reclassify independent contractors as employees, including legislation to increase recordkeeping requirements for employers of independent contractors, and to abolish safe harbors allowing certain individuals to be treated as independent contractors. Federal agencies and each state have their own rules and tests for determining the classification of workers, as well as whether employees meet exemptions from minimum wages and overtime laws. These tests consider many factors that also vary from state to state and have evolved based on case law, regulations, and legislative changes and frequently involve factual analysis as well. We may face significant penalties and damages if we are found to be noncompliant with any of these laws and regulations.
Referring customers to our partner agents may harm our business.
We refer customers to third-party partner agents when we do not have a lead agent available due to high demand or geographic limitations. Our dependence on partner agents can be particularly heavy in certain new markets as we build our operations to scale in those markets. Our partner agents are independent licensed agents affiliated with other brokerages and we do not have any control over their actions. We may not be able to attract and retain quality partner agents, and they may not offer the high-quality customer service that we expect. If our partner agents were to provide diminished quality of customer service, engage in malfeasance, or otherwise violate the law, MLS or other broker rules and regulations, our reputation and business may be harmed. Improper actions involving our partner agents may also lead to direct legal claims against us based on agency, vicarious, or other theories of liability, which, if determined adversely, could increase our costs, affect the use of partner agents as part of our business model and subject us to liability for their actions, including revocation of our licenses and suspension of business operations. Our partner agents may also disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under our partner relationships. This could lead to disputes with our partner agents. To the extent we have such disputes, the attention of our management and our partner agents will be diverted, which may harm our business.
Additionally, referring customers to partner agents limits our growth and brand awareness because referring customers to partner agents potentially redirects repeat and referral opportunities to them. Referring customers to partner agents may also dilute the effectiveness of our marketing efforts and may lead to customer confusion or dissatisfaction when they are offered the opportunity to work with a partner agent rather than one of our lead agents. Nevertheless, retaining more customers than we are able to serve may affect customer satisfaction by overloading our lead agents and teams. If we are unable to allocate transactions between our lead agents and partner agents efficiently, and successfully contract with high-quality partner agents, our business may be harmed.
If our technology and development efforts are not successful, our business may be harmed.
We intend to continue investing significant resources in developing technology, tools, features, and products. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Moreover, technology development is inherently challenging and expensive, and the nature of development cycles may result in delays between the time we incur expenses and the time we make available new offerings and generate revenue, if any, from those investments. Anticipated customer demand for an offering we are developing could also decrease after the development cycle has commenced, and we would not be able to recoup substantial costs we incurred. In addition, there are many competitors in the markets we serve, including brokerages as well as non-brokerage real estate websites, and we may not be able to effectively compete both as a brokerage and a developer of technology. We cannot assure you that we will be able to identify, design, develop, implement, and utilize, in a timely and cost-effective manner, technologies necessary for us to compete effectively, that such technologies will be commercially successful, or that products and services developed by others will not render our offerings noncompetitive or obsolete. If we do not achieve the desired or anticipated customer acquisition and transaction efficiency leverage from our technology investments, our business may be harmed.
Our introduction of new services, such as originating and underwriting mortgage loans for customers and buying and selling homes directly, could fail to produce the desired or predicted results or harm our reputation.
From time to time, we develop new services. For example, in the first quarter of 2017, we began originating and underwriting mortgage loans for customers in Texas through our wholly owned subsidiary, Redfin Mortgage LLC, or Redfin Mortgage. Redfin Mortgage funds its loans using two separate warehouse credit facilities, intending to sell all loans to third-party financial institutions after a holding period. While Redfin Mortgage only originates loans upon receiving purchase commitments from third-party financial institutions, these commitments are subject to origination quality standards and these institutions still retain contractual rights to reject the loans. If Redfin Mortgage is unable to sell its loans, it may be required to repurchase them from the warehouse lenders and sell them at a discount.
In the first quarter of 2017, we also began testing an experimental new service called Redfin Now, where we buy homes directly from home sellers through a wholly owned subsidiary and resell them to homebuyers. Our estimates of what a home is worth and the algorithm we use to inform those estimates may not be accurate and we may pay more for homes than their resale value. In determining whether a particular property meets our purchase criteria, we make a number of additional assumptions, including the estimated time of possession, market conditions and proceeds on resale, renovation costs, and holding costs. These assumptions may not be accurate, particularly because properties vary widely in terms of quality, location, need for renovation, and property hazards. Unknown defects in any acquired properties may also affect their resale value. As a result, we may pay more to buy these properties than their resale value, and we may not be able to resell them as anticipated or at all. Homes that we own might suffer losses in value due to rapidly changing market conditions, natural disasters, or other forces outside our control.
We have limited experience operating services outside of our core brokerage and forecasting our revenue and other financial results for any new service is inherently uncertain; our actual results may vary significantly from what we desire or predict or the estimates of analysts. Additionally, the revenue recognition terms and gross margin profile of our new services, in particular Redfin Now, substantially differ from our core brokerage service and therefore may impact our overall results in a manner difficult for us or analysts to predict. Our new services may also fail to attract customers, reduce customer confidence in our services, undermine our customer-first reputation, create real or perceived conflicts of interest between us and our customers, expose us to increased market risks, subject us to claims related to undisclosed defects in homes that we sell, alleging that we have breached our duties to our customers, or result in other disputes with our customers. Any of these events could harm our reputation or mean that such new services will harm our business.
New services that we introduce and implement, including our mortgage offering, may subject us to new laws and regulations.
From time to time, we may introduce and implement new services in highly regulated areas. For instance, our title and settlement services are subject to regulation by insurance and other regulatory authorities on the federal level and in each state in which we provide such services. Compliance with new and existing regulatory and compliance regimes is time consuming and may require significant time and effort, which may divert attention and resources from our other offerings.
Redfin Mortgage is subject to a wide array of stringent federal and state laws, regulations, and agency oversight. These include laws and regulations governing the relationship between us and Redfin Mortgage, the manner in which Redfin Mortgage conducts its loan origination and servicing businesses, the fees that it may charge, procedures relating to real estate settlement, fair lending, fair credit reporting, truth in lending, loan officer licensing, property valuation, escrow, payment processing, collection, foreclosure, and federal and state disclosure and licensing requirements. Redfin Mortgage receives, transmits and stores personally identifiable information from our customers to process mortgage applications and transactions. The sharing, use, disclosure, and protection of such information is governed by federal, state, and international laws regarding privacy and data security, all of which are constantly evolving. Changes to or a failure to comply with these laws and regulations could limit Redfin Mortgage’s ability to originate and fund mortgage loans, require us to change our business practices, result in revocation or suspension of our licenses and subject us to significant civil and criminal penalties. Any such events could harm our business.
Homes that we own are also subject to federal, state, and local laws governing hazardous substances. These laws often impose liability without regard to whether the owner was responsible for, or aware of, the release of such hazardous substances. If we take title to a property, the presence of hazardous substances may adversely affect our ability to resell the property, and we may became liable to governmental entities or third parties for various fines, damages, or remediation costs.
If our current or future technology developments and service improvements do not meet customer or agent expectations, our business may be harmed.
Our technology-powered brokerage model is relatively new and unproven, and differs significantly from traditional residential brokerages. Our success depends on our ability to innovate and adapt our technology-powered brokerage to meet evolving industry standards and customer and agent expectations. We have expended, and expect to continue to expend, substantial time, capital, and other resources to understand the needs of customers and agents and to develop technology and service offerings to meet those needs. We cannot assure you that our current and future offerings will be satisfactory to or broadly accepted by customers and agents, or competitive with the offerings of other businesses. If our current or future offerings are unable to meet industry and customer and agent expectations in a timely and cost-effective manner, our business may be harmed.
We could be required to cease certain activities or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
From time to time, we may receive claims from third parties, including our competitors, that our offerings or underlying technology infringe or violate that third party’s intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. If we are sued by a third party that claims our technology infringes on its rights, the litigation (with or without merit) could be expensive, time-consuming, and distracting to management. The results of such disputes or litigation are difficult to predict. The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for judgments, legal fees, settlement payments, ongoing royalties, or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology; or

•	redesign our technology to avoid infringement.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have an adverse effect on our business and financial results. Even if we were to prevail, such claims and proceedings could harm our business.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depends in part on our intellectual property. We primarily rely on a combination of patent, trademark, trade secret, and copyright laws, as well as confidentiality procedures and contractual restrictions with our employees, independent contractors and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our technology and methodologies.
If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe on our intellectual property. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and constantly changing. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property. Any intellectual property that we own may not provide us with competitive advantages or may be successfully challenged by third parties.
Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be expensive, time-consuming and distracting to management, and could ultimately result in the impairment or loss of portions of our intellectual property.
We employ third-party licensed technology, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would harm our business.
Our technology employs certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of our technology with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our technology depends on the successful operation of third-party software, any undetected errors or defects in the third-party software could prevent the deployment or impair the functionality of our technology, delay new offerings, result in a failure of our website or mobile application, and harm our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all.
Some aspects of our technology include open source software, and any failure to comply with the terms of one or more of these open source licenses could harm our business.
Our technology incorporates software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our technology. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in our use of such software, each of which could reduce or eliminate the value of our technologies and harm our business. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated and, if such risks materialize, could harm our business.
Moreover, we cannot assure you that our processes for controlling our use of open source software will be effective. If we are held not to have complied with the terms of an applicable open source software license, we could be required to seek licenses from third parties to continue offering our services on terms that are not economically feasible, to re-engineer our technology to remove or replace the open source software, to discontinue the use of certain technology if re-engineering could not be accomplished on a timely basis, to pay monetary damages, to make generally available the source code for our proprietary technology, or to waive certain intellectual property rights, any of which could harm our business.
Responding to any infringement or other enforcement claim, regardless of its validity, could harm our business, results of operations, and financial condition, by, among other things:

•	resulting in time-consuming and costly litigation;

•	diverting management’s time and attention from developing our business;

•	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	requiring us to redesign certain components of our software using alternative non-infringing source technology or practices, which could require significant effort and expense;

•	disrupting our customer relationships if we are forced to cease offering certain services;

•	requiring us to waive certain intellectual property rights associated with our release of open source software, or contributions to third-party open source projects;

•	requiring us to disclose our software source code; and

•	requiring us to satisfy indemnification obligations.
Our business depends on third-party network and mobile infrastructure and on our ability to maintain and scale the technology underlying our offerings.
Our brand, reputation, and ability to attract homebuyers and home sellers and provide our offerings depend on the reliable performance of third-party network and mobile infrastructure. As the number of homebuyers and home sellers, agents, and listings shared on our website and mobile application and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Operating our underlying technology systems is expensive and complex, and we could experience operational failures. If we experience interruptions or failures in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, attacks on domain name servers or other third parties on which we rely, or any other reason, the security and availability of our services and technologies could be affected. Any such event could harm our reputation, result in a loss of consumers, customers and agents using our offerings, and cause us to incur additional costs.
Our website is hosted at a single facility, the failure of which would harm our business.
Our website is hosted at a single facility in Seattle, Washington. We do not currently have a back-up web hosting facility in a different geographic area. Should this facility experience outages or downtimes for any reason, including a natural disaster or some other event, such as human error, fire, flood, power loss, telecommunications failure, physical or electronic break-ins, terrorist attacks, acts of war, and similar events, we could suffer a significant interruption of our website and mobile application, which would harm our business. In addition, our website and mobile application could be interrupted even if this facility experiences temporary outages, which could also negatively affect our services and harm our business.
Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, and harm our business.
Global cybersecurity threats and incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property, and that of our customers, including personally identifiable information. Additionally, we rely increasingly on third-party providers to store and process data, and to communicate and work collaboratively. The secure processing, maintenance, and transmission of information are critical to our operations and we rely on the security procedures of these third-party providers. Although we employ comprehensive measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers) and the disruption of business operations. Any such compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us, and stop using our website and mobile application in their entirety. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.
Our software is highly complex and may contain undetected errors.
The software and systems underlying our technology and offerings are highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after their implementation. Our development and testing processes may not be sufficient to ensure that we will not encounter technical problems. Any inefficiencies, errors, technical problems, or vulnerabilities discovered in our software and systems after release could reduce the quality of our services or interfere with our agents’ and customers’ access to and use of our technology and offerings. This could result in damage to our reputation, loss of revenue or liability for damages, any of which could harm our business.
Changes in privacy or consumer protection laws could adversely affect our ability to attract customers and harm our business.
We collect information relating to our customers as part of our business and marketing activities. The collection and use of personal data is governed by privacy laws and regulations of the United States and other jurisdictions. Privacy regulations continue to evolve and, occasionally, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs or adversely affect our ability to market our services and products and serve our customers. In addition, non-compliance with applicable privacy regulations by us, or a breach of security systems storing our data, may result in fines, payment of damages, or restrictions on our use or transfer of data.
In addition, we are subject to, and may become subject to additional, laws or regulations that restrict or prohibit use of emails, similar marketing or advertising activities or other types of communication that we currently rely on. Such laws and regulations currently include the CAN-SPAM Act of 2003 and similar laws adopted by a number of states to regulate unsolicited commercial emails; the U.S. Federal Trade Commission guidelines that impose responsibilities on companies with respect to communications with consumers; federal and state laws and regulations prohibiting unfair or deceptive acts or practices; and the Telephone Consumer Protection Act that limits certain uses of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. Any further restrictions under such laws that govern our marketing and advertising activities could adversely affect the effectiveness of our marketing and advertising activities or other customer communications. Furthermore, even if we can comply with existing or new laws and regulations, we may discontinue certain activities or communications if we become concerned that our customers or potential customers deem them intrusive or they otherwise adversely affect our reputation. If our marketing and advertising activities are restricted, our ability to attract customers could be adversely affected and harm our business.
If our promotional emails are not delivered and accepted, or are routed by email providers less favorably than other emails, our business may be harmed.
We rely on targeted email campaigns to generate customer interest in our products and services. If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to our customers. For example, certain email providers categorize commercial email as “promotional,” and direct such emails to a less readily-accessible section of a customer’s inbox. If email providers materially limit or halt the delivery of certain of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’, email handling or authentication technologies, our ability to generate customer interest in our offerings using email may be restricted, which could harm our business.
We rely on business data to make business decisions and drive our machine-learning technology, and errors or inaccuracies in such data may adversely affect our business decisions and the customer experience.
We regularly analyze business data to evaluate growth trends, measure our performance, establish budgets, and make strategic decisions. Much of this data is internally generated and calculated and has not been independently verified. While our business decisions are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring and interpreting the data, and we cannot be sure that the data, or the calculations using such data, are accurate. Errors or inaccuracies in the data could result in poor business decisions, resource allocation, or strategic initiatives. For instance, if we overestimate traffic to our website and mobile application, we may not invest an adequate amount of resources in attracting new customers or we may hire more lead agents in a given market than necessary to meet customer demand. If we make poor decisions based on erroneous or inaccurate data, our business may be harmed.
We use our business data and proprietary algorithms to inform our machine learning, such as in the calculation of our Redfin Estimate. If customers disagree with us or if our Redfin Estimate fails to accurately reflect market pricing such that we are unable to attract homebuyers or help our customers sell their homes at satisfactory prices, or at all, customers may lose confidence in us, and our brand and business may be harmed.
If we fail to effectively manage the growth of our operations, technology systems, and infrastructure to service customers and agents, our business could be harmed.
We have experienced rapid and significant growth in recent years that has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, we have grown from 752 employees as of December 31, 2013 to 2,193 employees as of

June 30, 2017. As we continue to grow, our success will depend on our ability to expand, maintain, and improve technology that supports our business operations, as well as our financial and management information systems, disclosure controls and procedures, internal controls over financial reporting, and to maintain effective cost controls. This requires us to commit substantial financial, operational and technical resources. Our ability to manage these efforts could be affected by many factors, including a lack of adequate staffing with the requisite expertise and training. If our operational technology is insufficient to reliably service our customers and agents, then the number of visitors to our website and mobile application could decrease, agents may not desire to work for us, our customer service and transaction volume could suffer, and our costs could increase. In addition, our reputation may be negatively affected. Any of these events could harm our business.
We depend on our senior management team to grow and operate our business, and if we are unable to hire, retain, manage, and motivate our key personnel, or if our new personnel do not perform as we anticipate, our business may be harmed.
Our future success depends on our continued ability to identify, hire, develop, manage, motivate, and retain qualified personnel, particularly those who have specialized skills and experience in technology fields and the residential brokerage industry. Further, we may not be able to retain the services of our key employees or other members of senior management in the future. In particular, we are highly dependent on Glenn Kelman, our Chief Executive Officer, who is critical to our business, consumer-focused mission, and strategic direction.
We do not have employment agreements other than offer letters with any employee, including our senior management team, and we do not maintain key person life insurance for any employee. Any changes in our senior management team may be disruptive to our business. If we fail to retain or effectively replace members of our senior management team, or if our senior management team fails to work together effectively and to execute our plans and strategies, our business could be harmed.
Our growth strategy also depends on our ability to expand our organization by attracting and retaining high-quality personnel, particularly lead agents and experienced technical personnel. Identifying, recruiting, training, integrating, managing, and motivating talented individuals will require significant time, expense, and attention. Competition for talent is intense, particularly in many major markets we serve. In particular, hiring for technical personnel is highly competitive in Seattle and San Francisco, where substantially all of our technical team is located. If we are unable to effectively attract and retain qualified personnel, our business could be harmed.
Our dedication to our values and the customer experience may negatively influence our short-term financial results.
We have taken, and may continue to take, actions that we believe are in the best interests of customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term financial results. For instance, we believe we could increase our profitability in the short term by engaging lead agents as independent contractors and compensating them on transaction value-based commissions, but instead we employ our lead agents and compensate them based in part on customer satisfaction. However, this approach may not result in the long-term benefits that we expect, in which case our business and results of operations could be harmed.
We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing services and technologies, and expanding our operating infrastructure. If cash on hand, cash generated from operations, and the net proceeds we received from our initial public offering are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. We may not be able to raise needed cash on terms acceptable to us, or at all. Such financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the then-current market price per share of our common stock. The holders of new securities may also have rights, preferences, or privileges that are senior to those of existing stockholders. If new financing sources are required, but are insufficient or unavailable, we may need to modify our growth and operating plans and business strategies based on available funding, if any, which would harm our ability to grow our business.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired technology, offerings, or personnel, or accurately forecast the financial effect of an acquisition transaction. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

•	diverting management time and focus from operating our business to acquisition integration;

•	disrupting our respective ongoing business operations;

•	customer and industry acceptance of the acquired company’s offerings;

•	our ability to implement or remediate the controls, procedures, and policies of the acquired company;

•	retaining and integrating acquired employees;

•	failing to maintain important business relationships and contracts;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company;

•	impairment charges associated with goodwill and other acquired intangible assets; and

•	other unforeseen operating difficulties and expenditures.

Our failure to address these risks or other problems we encounter with our future acquisitions and investments could cause us to not realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business.
We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.
As a public company, particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed various requirements on public companies, including establishing and maintaining effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective internal control over financial reporting and disclosure controls and procedures necessary to ensure timely and accurate reporting of operational and financial results. We may need to hire additional personnel, and our existing management team will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and divert management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that as a public company, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Our ability to use net operating losses to offset future taxable income may be limited.
As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, we may use to reduce future taxable income or offset income taxes due. The NOLs start expiring in 2025. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo an ownership change, our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.
Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may damage or disrupt our operations, local and regional real estate markets, or the U.S. economy, and thus could harm our business. Our headquarters is located in Seattle, Washington, an earthquake-prone area. A natural disaster or catastrophic event in Seattle could interrupt our engineering and financial functions and impair access to internal systems, documents, and equipment critical to the operation of our business. Many of the major markets we serve, such as the San Francisco Bay Area and Southern California, are also located in earthquake zones and are susceptible to natural disasters. Additionally, other significant natural disasters or catastrophic events in any of the major markets we serve could harm our business.
As we grow, the need for business continuity planning and disaster recovery plans will become increasingly important. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business could be harmed.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Through Title Forward, our title and settlement services business, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. These funds are held as restricted cash on our balance sheet; because we do not have rights to the cash, a corresponding customer deposit liability in the same amount is recognized in our consolidated balance sheets in other payables. Upon the satisfaction of the applicable conditions, we release the money to the appropriate party. Although we deposit this money with various banks, we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and will likely continue to be volatile and may decline regardless of our performance, and you could lose all or part of your investment.
The market price of our common stock has been and will likely continue to be subject to significant fluctuations. Some of the factors that may cause the market price to fluctuate include the following, many of which are beyond our control:

•	overall performance of the equity markets and the performance of technology or real estate companies in particular;

•	variations in our results of operations, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	changes in the financial projections we may provide to the public or our failure to meet those projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	variations in general market, financial markets, economic, and political conditions in the United States;

•	changes in mortgage interest rates;

•	variations in the housing market, including seasonal trends and fluctuations;

•	negative publicity related to the real or perceived quality of our website and mobile application, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, new business models, or changes in pricing;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws, regulations, or executive orders, or new interpretations of existing laws or regulations applicable to our business;

•	changes in MLS or other broker rules and regulations, or new interpretations of rules and regulations applicable to our business;

•	lawsuits threatened or filed against us, or unfavorable determinations or settlements in any such suits;

•	developments or disputes concerning our intellectual property or our technology, or third- party proprietary rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of shares of our common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Sales of a substantial number of shares of our common stock, or the perception that they might occur, could cause the price of our common stock to decline.

Upon the completion of our initial public offering, we had outstanding a total of 81,233,856 shares of common stock. Of these shares, only the 10,615,650 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. Each of our officers and directors and substantially all of our securityholders have entered into lock-up agreements with the underwriters of our IPO that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our IPO will expire on January 23, 2018. However, the underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of June 30, 2017, up to an additional 70,305,768 shares of common stock will be eligible for sale in the public market, approximately 19.8 million of which are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, approximately 13.8 million shares of our common stock that are subject to outstanding options as of June 30, 2017 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements, and Rules 144 and 701 under the Securities Act. We have also registered approximately 9.5 million shares of common stock that we may issue under our equity compensation plans.
The holders of an aggregate of approximately 58.3 million shares of our outstanding common stock as of June 30, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued on exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.
We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We have broad discretion to use of the net proceeds from our initial public offering and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our initial public offering. If we do not use the net proceeds that we received from our initial public offering effectively, our business, financial condition, results of operations, and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that for the foreseeable future we will retain all of our future earnings for the development, operation and growth of our business and for general corporate purposes. Any future determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of August 31, 2017, our executive officers, directors, five percent or greater stockholders and their respective affiliates own in the aggregate approximately 57% of our common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are an emerging growth company, and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) December 31, 2022 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering); (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (4) the date we qualify as a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Provisions in our corporate charter documents and under Delaware or Washington law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”
Any of these provisions of our charter documents or Delaware or Washington law could, under certain circumstances, depress the market price of our common stock. See “Description of Capital Stock.”
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our restated certificate of incorporation.
This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From April 1, 2017 through June 30, 2017, we issued and sold to our employees, consultants, and other service providers an aggregate of unregistered 104,889 shares of common stock upon the exercise of stock options under our Amended and Restated 2004 Equity Incentive Plan at per share exercise prices ranging from $0.36 to $8.97.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On July 27, 2017, the Registration Statement on Form S-1 (File No. 333-219093) for our initial public offering of our common stock was declared effective by the SEC. The offering commenced on July 28, 2017 and did not terminate until the sale of all of the shares offered. Goldman Sachs & Co. LLC and Allen & Company LLC acted as lead book-running managers for the offering, and BofA Merrill Lynch, RBC Capital Markets, Oppenheimer & Co., and Stifel acted as co-managers. Shares of our common stock began trading on NASDAQ on July 28, 2017.
We registered an aggregate of 10,615,650 shares of our common stock, including 1,384,650 shares pursuant to the underwriters’ option to purchase additional shares. On August 2, 2017 we closed the sale of all 10,615,650 shares of our common stock at a public offering price of $15.00 per share for an aggregate gross offering price of approximately $159.2 million.
We paid to the underwriters of our IPO an underwriting discount totaling approximately $11.1 million. In addition, we incurred estimated expenses of approximately $3.9 million which, when added to the underwriting discount, amounted to total expenses of approximately $15.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and estimated offering expenses, were approximately $144.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 28, 2017.

Item 6: Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation					X
3.2	Restated Bylaws					X
4.1	Form of Common Stock Certificate	S-1/A	333-219093	4.1	July 26, 2017
10.1	Form of Indemnification Agreement	S-1/A	333-219093	10.1	July 17, 2017
10.2	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-219093	10.2	June 30, 2017
10.3	2017 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-219093	10.3	July 17, 2017
10.4	2017 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-219093	10.11	July 17, 2017
10.5	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	333-219093	10.4	June 30, 2017
10.6	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	333-219093	10.5	June 30, 2017
10.7	Amended and Restated Offer Letter by and between Redfin Corporation and Scott Nagel, dated June 27, 2017	S-1	333-219093	10.6	June 30, 2017
10.8	Amended and Restated Office Lease by and between Redfin Corporation and Hudson 1099 Stewart Street, LLC, as successor in interest to Hill7 Developers, LLC, dated effective as of May 9, 2016	S-1	333-219093	10.7	June 30, 2017
10.9	Mortgage Warehouse Agreement by and between Redfin Mortgage, LLC and Texas Capital Bank, National Association, dated December 21, 2016	S-1	333-219093	10.8	June 30, 2017
10.10	Master Repurchase Agreement by and between Redfin Mortgage, LLC and Western Alliance Bank, dated June 15, 2017	S-1	333-219093	10.9	June 30, 2017
10.11	Guaranty by and between Redfin Corporation and Western Alliance Bank, dated June 15, 2017	S-1	333-219093	10.10	June 30, 2017
10.12	Form of Change in Control Severance Agreement	S-1/A	333-219093	10.12	July 17, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with SEC and are not to be incorporated by reference into any filing of Redfin Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 8, 2017

REDFIN CORPORATION

By:	/s/ Glenn Kelman
Glenn Kelman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Chris Nielsen
Chris Nielsen Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation					X
3.2	Restated Bylaws					X
4.1	Form of Common Stock Certificate	S-1/A	333-219093	4.1	July 26, 2017
10.1	Form of Indemnification Agreement	S-1/A	333-219093	10.1	July 17, 2017
10.2	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-219093	10.2	June 30, 2017
10.3	2017 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-219093	10.3	July 17, 2017
10.4	2017 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-219093	10.11	July 17, 2017
10.5	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	333-219093	10.4	June 30, 2017
10.6	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	333-219093	10.5	June 30, 2017
10.7	Amended and Restated Offer Letter by and between Redfin Corporation and Scott Nagel, dated June 27, 2017	S-1	333-219093	10.6	June 30, 2017
10.8	Amended and Restated Office Lease by and between Redfin Corporation and Hudson 1099 Stewart Street, LLC, as successor in interest to Hill7 Developers, LLC, dated effective as of May 9, 2016	S-1	333-219093	10.7	June 30, 2017
10.9	Mortgage Warehouse Agreement by and between Redfin Mortgage, LLC and Texas Capital Bank, National Association, dated December 21, 2016	S-1	333-219093	10.8	June 30, 2017
10.10	Master Repurchase Agreement by and between Redfin Mortgage, LLC and Western Alliance Bank, dated June 15, 2017	S-1	333-219093	10.9	June 30, 2017
10.11	Guaranty by and between Redfin Corporation and Western Alliance Bank, dated June 15, 2017	S-1	333-219093	10.10	June 30, 2017
10.12	Form of Change in Control Severance Agreement	S-1/A	333-219093	10.12	July 17, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with SEC and are not to be incorporated by reference into any filing of Redfin Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.