Form 10-Q
period 2017-09-30
Redfin Corp
filed 2017-11-09
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2017, there were 81,427,697 shares of the registrant’s common stock outstanding.

Redfin Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	December 31,	September 30,
	2016	2017

Assets:
Current assets:
Cash and cash equivalents	$64,030	$212,436
Restricted cash	3,815	10,101
Short-term investments	1,749	1,258
Prepaid expenses	4,388	4,472
Accrued revenue, net of allowance for doubtful accounts of $150 and $147 at December 31, 2016 and September 30, 2017, respectively	10,625	13,336
Other current assets	8,781	5,623
Loans held for sale	—	726
Total current assets	93,388	247,952
Property and equipment, net	19,226	21,600
Intangible assets, net	3,782	3,416
Goodwill	9,186	9,186
Deferred offering costs	720	—
Other assets	7,175	6,931
Total assets:	$133,477	$289,085
Liabilities, redeemable convertible preferred stock and stockholders' equity/(deficit):
Current liabilities:
Accounts payable	$5,385	$3,343
Accrued liabilities	22,253	30,202
Other payables	3,793	9,858
Loan facility	—	705
Current portion of deferred rent	1,512	1,104
Total current liabilities	32,943	45,212
Deferred rent, net of current portion	8,852	10,365
Total liabilities	41,795	55,577
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock—par value $0.001 per share; As of December 31, 2016: 166,266,114 shares authorized; 55,422,002 issued and outstanding; and aggregate liquidation preference of $167,488. As of September 30, 2017: no shares authorized, issued, and outstanding.	655,416	—
Stockholders’ equity/(deficit):
Common stock—par value $0.001 per share; 290,081,638 and 500,000,000 shares authorized, respectively; 14,687,024 and 81,385,310 shares issued and outstanding, respectively	15	81
Preferred stock—par value $0.001 per share; As of December 31, 2016: no shares authorized, issued and outstanding. As of September 30, 2017: 10,000,000 shares authorized and no shares issued and outstanding.	—	—
Additional paid-in capital	—	360,631
Accumulated deficit	(563,749)	(127,204)
Total stockholders’ equity/(deficit)	(563,734)	233,508
Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit):	$133,477	$289,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Revenue	$81,064	$109,479	$200,414	$274,282
Cost of revenue	50,147	70,166	138,955	191,633
Gross profit	30,917	39,313	61,459	82,649
Operating expenses:
Technology and development	9,781	11,483	25,739	31,245
Marketing	5,436	5,588	23,133	26,179
General and administrative	10,037	11,995	29,948	38,828
Total operating expenses	25,254	29,066	78,820	96,252
Income (loss) from operations	5,663	10,247	(17,361)	(13,603)
Interest income and other income, net:
Interest income	37	311	133	387
Other income, net	—	—	37	13
Total interest income and other income, net	37	311	170	400
Net income (loss)	$5,700	$10,558	$(17,191)	$(13,203)
Accretion of redeemable convertible preferred stock	(3,050)	(40,224)	56,819	(175,915)
Undistributed earnings attributable to participating securities	(2,105)	—	(31,483)	—
Net income (loss) attributable to common stock—basic	$545	$(29,666)	$8,145	$(189,118)
Net income (loss) attributable to common stock—diluted	$545	$(29,666)	$(17,191)	$(189,118)
Net income (loss) per share attributable to common stock—basic	$0.04	$(0.50)	$0.57	$(6.37)
Net income (loss) per share attributable to common stock—diluted	$0.03	$(0.50)	$(0.25)	$(6.37)
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic	14,441,246	58,868,903	14,339,820	29,678,082
Weighted average shares used to compute net income (loss) per share attributable to common stock—diluted	17,855,205	58,868,903	69,761,822	29,678,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2017

Operating activities
Net income (loss)	$(17,191)	$(13,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,532	5,326
Stock-based compensation	5,890	8,028
Change in assets and liabilities:
Restricted cash	(3,371)	(6,286)
Prepaid expenses	2,755	(84)
Accrued revenue	(5,423)	(2,712)
Other current assets	(1,838)	3,157
Other long-term assets	(5,953)	244
Accounts payable	1,858	1,227
Accrued expenses	7,086	8,513
Other payables	3,362	6,065
Deferred lease liability	1,770	1,001
Origination of loans held for sale	—	(5,755)
Proceeds from sale of loans originated as held for sale	—	5,030
Net cash provided by (used in) operating activities	(6,523)	10,551
Investing activities
Maturities and sales of short-term investments	1,744	1,484
Purchases of short-term investments	(1,744)	(993)
Purchases of property and equipment	(5,116)	(10,499)
Net cash used in investing activities	(5,116)	(10,008)
Financing activities
Proceeds from exercise of stock options	1,069	2,519
Payment of initial public offering costs	—	(3,449)
Proceeds from initial public offering, net of underwriting discounts	—	148,088
Borrowings from warehouse credit facilities	—	5,603
Repayments of warehouse credit facilities	—	(4,898)
Net cash provided by financing activities	1,069	147,863
Net change in cash and cash equivalents	(10,570)	148,406
Cash and cash equivalents:
Beginning of period	85,597	64,030
End of period	$75,027	$212,436
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$56,819	$(175,915)
Stock-based compensation capitalized in property and equipment	$(57)	$(194)
Initial public offering cost accruals	$—	$(200)
Leasehold improvements paid directly by lessor	$—	$(104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(in thousands, except for shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	55,422,002	$599,915	14,059,601	$14	$—	$(495,727)	$(495,713)

Exercise of stock options	—	—	627,423	1	1,494	—	1,495
Stock-based compensation	—	—	—	—	8,512	—	8,512
Accretion of redeemable convertible preferred stock	—	55,501	—	—	(10,006)	(45,496)	(55,502)
Net income (loss)	—	—	—	—	—	(22,526)	(22,526)
Balance, December 31, 2016	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment (see Note 1)	—	—	—	—	522	(522)	—
Proceeds from initial public offering, net of underwriters' discounts of $11,146	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—	—	—	(3,799)	—	(3,799)
Exercise of stock options	—	—	660,634	1	2,518	—	2,519
Stock-based compensation	—	—	—	—	8,222	—	8,222
Accretion of redeemable convertible preferred stock	—	175,915	—	—	(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,780	617,495	831,330
Net income (loss)	—	—	—	—	—	(13,203)	(13,203)
Balance, September 30, 2017	—	$—	81,385,310	$81	$360,631	$(127,204)	$233,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

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

Initial Public Offering—On August 2, 2017, the Company completed an initial public offering, or IPO, whereby 10,615,650 shares of common stock were sold at a price of $15.00 per share, which included 1,384,650 shares pursuant to the underwriters' option to purchase additional shares. The Company received net proceeds of $144,289 after deducting the underwriting discount, and offering expenses directly attributable to the IPO. Upon the closing of the IPO, all shares of the outstanding redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis.

Initial Public Offering Costs—Aggregate offering expenses of $3,799, consisting of legal, accounting and other fees and costs relating to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO on August 2, 2017.

Basis of Presentation—The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and disclosures normally included in consolidated financial statements presented in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our final prospectus dated July 28, 2017, filed with the SEC on July 28, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Prospectus"). The Company had no components of other comprehensive income (loss) during any of the years presented, as such, a consolidated statement of comprehensive income (loss) is not presented. All amounts are presented in thousands, except share and per share data.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017, our results of operations for the three and nine month periods ended September 30, 2016 and 2017, and our cash flows for the nine month periods ended September 30, 2016 and 2017. The results of the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any interim period or for any other future year.

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

Reverse Stock Split—On July 8, 2017, the Company’s board of directors approved an amendment to the Company's certificate of incorporation to effect a reverse split of shares of the issued and outstanding common stock and redeemable convertible preferred stock at a 3-to-1 ratio. The reverse stock split was approved by the Company’s stockholders and effected on July 10, 2017. The par value and shares authorized of the common stock and the par value and shares authorized of the redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and redeemable convertible preferred stock, dividend rates, conversion rates, options to purchase common stock, exercise prices, and the related per-share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Significant Accounting Policies—There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2017, from the significant accounting policies described in the Prospectus.

Other Current Assets—In April 2017, the Company received $8,470 from the landlord of the Company's new corporate headquarters for reimbursable leasehold improvement costs. The Company had previously recorded a receivable for this amount. The receipt of reimbursable leasehold improvements is classified as an inflow of cash in the operating section in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Additionally, in January 2017, RDFN Ventures, Inc. (“Redfin Now”), a wholly owned subsidiary of the Company, began purchasing properties with the intent of resale. Direct property acquisition and improvement costs are capitalized and tracked directly with each specific property. These are stated at cost unless the utility of the properties is no longer as great as their cost, in which case it is written down to “market”. As of December 31, 2016 and September 30, 2017 there were $0 and $5,399 respectively, in home inventories included in other current assets. Of the $5,399 in home inventories at September 30, 2017, $2,658 were listed for sale and $2,741 were in process and being made ready for sale. As of September 30, 2017, all properties were carried at cost.

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

Recently Issued Accounting Pronouncements—In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company plans to adopt this guidance on October 1, 2017, using the early permitted period. Upon adoption, the Company will reclassify restricted cash from operating activities to the change in cash, cash equivalents and restricted cash. Additionally, other payables, related to cash held in escrow on behalf of customers, will be reclassified from operating activities to financing activities. In the Company’s capacity as fiduciary, the cash receipt is a function of providing the customer with a service (title). Therefore, the escrow funds payable are akin to a repayment of debt within financing activities, whereby the Company in it’s role as fiduciary is temporarily holding cash in its restricted accounts on behalf of it’s customers and subsequently releases the cash to settle the customers contractual obligation. These reclassifications will maintain an accurate reflection of the Company's cash flows from operating activities.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for the Company in its fiscal year beginning January 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard is not expected to have a material impact on the Company’s statement of cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. The Company is currently evaluating the effect of the adoption of this guidance, and believes that it will have a significant effect on its financial position.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt this guidance on January 1, 2018, using the modified retrospective adoption methodology. Both real estate and other revenue contain single performance obligations and the Company believes the timing of the satisfaction of the performance obligations, triggering the recognition of revenue, will not differ from the Company's current timing for recognizing revenue. The assessment of the policy changes and quantitative and qualitative impacts is substantially complete and as the Company believes the amounts and timing of real estate and other revenue will not change, the Company does not expect to recognize a cumulative adjustment to retained earnings upon adoption.

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

Interest rate lock commitments and forward sales commitments are measured by observable marketplace prices. The Company’s redeemable convertible preferred stock was categorized as Level III. Redeemable convertible preferred stock was valued at each reporting date, through March 31, 2017, based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. For further description of the valuation methodology of the redeemable convertible preferred stock, please see Note 2 to the Company's consolidated financial statements in the Prospectus.

Changes in the fair value of redeemable convertible preferred stock were recognized as accretion expense (income) and included as an adjustment to net loss to arrive at net income (loss) attributable to common stock on the condensed consolidated statements of operations. Summary of changes in fair value are reflected in the condensed consolidated balance sheets, condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders' deficit, and Note 6. The Company used the value of the common stock at the IPO price of $15.00 per share to determine the accretion amount for the three months ended September 30, 2017.

Significant unobservable inputs used in the determination of fair value of the Company’s redeemable convertible preferred stock, when outstanding, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Valuation methodology:
Income approach (private company)	15.0%	N/A	15.0%	12.5%
Market approach (private company)	15.0%	N/A	15.0%	12.5%
PWERM (IPO)	52.5%	N/A	52.5%	60.0%
PWERM (M&A)	17.5%	N/A	17.5%	15.0%
IPO revenue multiple	3.25x-3.5x	N/A	3.0x-4.5x	2.8x-3.0x
Forecasted revenue growth rate	28.0%-40.0%	N/A	28.0%-40.9%	31.1%-40.0%
Discount rate	20.0%-25.0%	N/A	20.0%-25.0%	20.0%

A summary of assets, liabilities, and mezzanine equity at December 31, 2016 and September 30, 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below:

		Fair Value
Financial Instrument	Fair Value Hierarchy	December 31,	September 30,

		2016	2017

Money market funds (included in cash and cash equivalents)	Level I	46,357	191,738
Certificates of deposit (included in short-term investments)	Level II	1,749	1,258
Interest rate lock commitments	Level II	—	6
Forward loan commitments	Level II	—	(2)
Redeemable convertible preferred stock (mezzanine equity)	Level III	(655,416)	—

Note 3: Property and Equipment:

A summary of property and equipment at December 31, 2016 and September 30, 2017 is as follows:

		December 31,	September 30,
	Useful Lives	2016	2017
	(years)
Leasehold improvements	Shorter of lease term or economic life	$4,911	$15,369
Website and software development costs	1-3	10,114	13,301
Computer and office equipment	3	2,846	2,862
Software	3	1,367	1,235
Furniture	7	2,406	2,862
Construction in progress		10,856	—
		32,500	35,629
Accumulated depreciation and amortization		(13,274)	(14,029)
Property and equipment, net		$19,226	$21,600

Depreciation and amortization expense for property and equipment amounted to $1,475 and $1,665 for the three months ended September 30, 2016 and 2017, respectively, and $4,166 and $4,960 for the nine months ended September 30, 2016 and 2017, respectively.

Note 4: Acquired Intangible Assets:

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		As of December 31, 2016			As of September 30, 2017
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names	10	$1,040	$(234)	$806	$1,040	$(312)	$728
Developed technology	10	2,980	(670)	2,310	2,980	(894)	2,086
Customer relationships	10	860	(194)	666	860	(258)	602
		$4,880	$(1,098)	$3,782	$4,880	$(1,464)	$3,416

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 for the three months ended September 30, 2016 and 2017, and $366 for the nine months ended September 30, 2016 and 2017. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

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

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Real estate
Revenue	$79,198	$103,864	$195,203	$262,894
Cost of revenue	47,966	64,258	132,990	178,850
Gross profit	$31,232	$39,606	$62,213	$84,044
Other
Revenue	$1,866	$5,615	$5,211	$11,388
Cost of revenue	2,181	5,908	5,965	12,783
Gross profit	$(315)	$(293)	$(754)	$(1,395)
Consolidated
Revenue	$81,064	$109,479	$200,414	$274,282
Cost of revenue	50,147	70,166	138,955	191,633
Gross profit	$30,917	$39,313	$61,459	$82,649
Operating expenses	25,254	29,066	78,820	96,252
Net income (loss)	$5,700	$10,558	$(17,191)	$(13,203)

Real estate revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Real estate revenue
Brokerage revenue	$74,052	$97,787	$183,440	$247,327
Partner revenue	5,146	6,077	11,763	15,567
Total real estate revenue	$79,198	$103,864	$195,203	$262,894

Note 6: Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit):

Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. As such, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of September 30, 2017. As of December 31, 2016 the Company had outstanding redeemable convertible preferred stock as follows:

	As of December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, Net of Issuance Costs
Series A-1	4,378,284	1,459,427	$500,000	$462,000
Series A-2	109,552	36,517	11,000	11,000
Series A-3	9,099,610	3,033,202	259,000	241,000
Series B	36,338,577	12,112,853	7,998,000	7,952,000
Series C	33,388,982	11,129,656	12,000,000	11,950,000
Series D	28,574,005	9,524,665	10,269,000	10,201,000
Series E	12,041,148	4,013,712	14,924,000	14,841,000
Series F	20,808,580	6,936,186	50,536,000	50,453,000
Series G	21,527,376	7,175,784	70,991,000	68,062,000
Total	166,266,114	55,422,002	$167,488,000	$164,173,000

Please see Note 6 to the Company's consolidated financial statements in the Prospectus for a description of the terms of the redeemable convertible preferred stock.

Accretion Income/(Expense)—Accretion represents the (increase) or decrease in the redemption value of the Company’s redeemable convertible preferred stock. For the nine months ended September 30, 2016, the fair value of the redeemable convertible preferred stock declined, resulting in accretion income. The recognized accretion related to the increase or decrease in the redemption value of the redeemable convertible preferred stock was reclassed upon the successful completion of the IPO, which occurred during the period ended September 30, 2017.

The following table presents the accretion income/(expense) of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity/(deficit) during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Series A-1	$(88)	$(1,119)	$1,448	$(4,904)
Series A-2	(2)	(28)	36	(123)
Series A-3	(182)	(2,349)	3,010	(10,192)
Series B	(1,090)	(9,284)	12,021	(40,336)
Series C	(668)	(8,530)	11,039	(37,062)
Series D	(571)	(7,300)	9,447	(31,717)
Series E	(241)	(2,948)	4,102	(12,884)
Series F	(208)	(4,541)	7,084	(20,184)
Series G	—	(4,125)	8,632	(18,513)
Total	$(3,050)	$(40,224)	$56,819	$(175,915)

Common Stock—At December 31, 2016 and September 30, 2017, the Company was authorized to issue 290,081,638 and 500,000,000 shares, respectively, of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,	September 30,
	2016	2017
Redeemable convertible preferred stock outstanding	55,422,002	—
Stock options issued and outstanding	13,291,684	13,298,339
Shares available for future equity grants	4,941,504	7,974,192
Total	73,655,190	21,272,531

Preferred Stock—As of September 30, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Note 7: Stock-based Compensation:

2017 Employee Stock Purchase Plan—The Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) became effective on July 27, 2017 and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. The 2017 ESPP will not become effective until such time as the board of directors or Compensation Committee determines in the future, and as of September 30, 2017, the initial offering period had not commenced.

2004 Equity Incentive Plan—The Company granted options under its 2004 equity incentive plan, as amended, ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder.

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The 2017 EIP provides automatic annual increases in the number of shares available for issuance on the first day of each fiscal year for a period of 10 years beginning in 2018. The term of each option grant shall be no more than 10 years. As of September 30, 2017 the Company had not issued any options to purchase common stock or restricted stock units under the 2017 EIP.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The inputs used below are subjective and generally require significant analysis and judgment to develop. The Company has not declared or paid any cash dividends and does not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes-Merton option-pricing model is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on an average volatility of stock prices for a group of real estate and technology industry peers. The Company uses the “simplified method” to calculate expected life due to the lack of historical exercise data, which assumes a ratable rate of exercise over the contractual life to estimate the expected term for employee options. The expected term of options represents the period that the stock-based awards are expected to be outstanding for the remaining unexercised shares. The Company accounts for forfeitures as they occur. The Company did not issue any stock options during the three months ended September 30, 2017. The range of assumptions for the three and nine months ended September 30, 2016 and 2017, are provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Expected life	7 years	N/A	7 years	7 years
Volatility	38.88%-38.90%	N/A	38.88%-41.36%	37.88%-40.97%
Risk-free interest rate	1.39%-1.41%	N/A	1.39%-1.66%	1.96%-2.26%
Dividend yield	—%	N/A	—%	—%
Weighted-average grant date fair value	3.43	N/A	3.75	4.86
The following table presents information regarding options granted, exercised, forfeited, or cancelled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,291,684	$5.85	7.74	$61,774
Options granted	1,137,046	10.78
Options exercised	(660,634)	3.81		14,058
Options forfeited or canceled	(469,757)	7.87
Outstanding at September 30, 2017	13,298,339	6.30	7.27	249,825
Options exercisable at September 30, 2017	8,151,136	$4.69	6.34	$166,304

The following table presents detail of stock-based compensation amounts included in the Company’s condensed consolidated statements of operations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Cost of revenue	$546	$715	$1,589	$2,129
Technology and development	555	819	1,653	2,301
Marketing	114	121	336	362
General and administrative	940	1,054	2,312	3,236
Total stock-based compensation	$2,155	$2,709	$5,890	$8,028

There was $20,977 of total unrecognized stock-based compensation related to unvested stock option arrangements granted under the 2004 Plan as of September 30, 2017.

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

Diluted net income (loss) per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock are considered anti-dilutive securities for all periods ended September 30, 2017 and for the three months ended September 30, 2016. For the nine month period ended September 30, 2016 the inclusion of the Company's redeemable convertible preferred stock was dilutive. For the nine month period ended September 30, 2016 the fair value of the redeemable convertible preferred stock declined, resulting in accretion income. The if-converted method of calculating earnings per share resulted in undistributed earnings attributable to participating securities, and conversion of redeemable convertible preferred stock occurring at the beginning of the period. The undistributed earnings attributable to participating securities do not represent a distribution to existing stockholders' paid out of offering proceeds. Options were excluded in the calculation of weighted average shares used to compute diluted income (loss) for all periods presented except the three month period ended September 30, 2016.

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016		2017

Numerator:
Net income (loss)	$5,700	$10,558	$(17,191)		$(13,203)
Accretion of redeemable convertible preferred stock	(3,050)	(40,224)	56,819		(175,915)
Undistributed earnings attributable to participating securities	(2,105)	—	(31,483)		—
Net income (loss) attributable to common stock—basic	545	(29,666)	8,145		(189,118)
Net income (loss) attributable to common stock—diluted	545	(29,666)	(17,191)	(1)	(189,118)

Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic	14,441,246	58,868,903	14,339,820		29,678,082
Weighted average shares used to compute net income (loss) per share attributable to common stock—diluted	17,855,205	58,868,903	69,761,822		29,678,082
Net income (loss) per share attributable to common stock—basic	$0.04	$(0.50)	$0.57		$(6.37)
Net income (loss) per share attributable to common stock—diluted	$0.03	$(0.50)	$(0.25)		$(6.37)

(1) A reconciliation of net income (loss) attributable to common stock—basic to net income (loss) attributable to common stock—diluted is as follows:
Net income (loss) attributable to common stock—basic			$8,145
Add-back: Accretion due to application of if-converted			(56,819)
Add-back: Undistributed earnings attributable to participating securities due to application of if-converted			31,483
Net income (loss) attributable to common stock—diluted			$(17,191)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stock for the periods presented because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017 the redeemable convertible preferred stock were anti-dilutive, but converted to common stock on a one-for-one basis on August 2, 2017 upon the successful completion of the IPO, and as such were included in the weighted average shares outstanding for the period they were outstanding as shares of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Redeemable convertible preferred stock	55,422,002	55,422,002	—	55,422,002
Options outstanding	4,117,639	13,298,339	12,679,454	13,298,339
Total	59,539,641	68,720,341	12,679,454	68,720,341

Note 9: Income Taxes:

The Company’s effective tax rate for the three and nine-month periods ended September 30, 2016 and 2017 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three- and nine-month periods ended September 30, 2016 and 2017. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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
Net operating loss carryforwards are available to offset federal taxable income and begin to expire in 2025. As of December 31, 2016 the Company has accumulated approximately $84,973 of federal tax losses.

The Company’s material income tax jurisdiction is the United States (federal). As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2005 and forward for federal purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 10: Commitments and Contingencies:

Legal Proceedings—Third-party licensed sales associates filed three lawsuits against the Company in 2013 and 2014. Two of the actions, which are pled as “class actions,” were removed to and are now pending in the Northern District of California. One of these cases also includes representative claims under California’s Private Attorney General Act, Labor Code section 2698 et. seq (“PAGA”). The third action is pending in the Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints alleged that the Company had misclassified current and former third-party licensed sales associates in California as independent contractors and generally seek compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses.

In June 2017, the Company entered into a definitive agreement to settle the lawsuits. The Company has recorded an accrual for $1,800 as of December 31, 2016 and September 30, 2017. The settlement agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The proposed settlement class contemplated by the agreement includes all current and former third party licensed sales associates engaged by the Company in California from January 16, 2009, through April 29, 2017. This settlement agreement is subject to court approval.

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

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $1,798 and $1,705 for the three months ended September 30, 2016 and 2017, respectively, and $4,022 and $6,030 for the nine months ended September 30, 2016 and 2017, respectively. Other commitments primarily relate to network infrastructure for the Company’s data operations and commitments for the Company’s annual employee meeting. Also included are homes that the Company is under contract to purchase through Redfin Now but that have not closed. Future minimum payments due under these agreements as of December 31, 2016 and September 30, 2017 are as follows:

	Facility Leases		Other Commitments
	December 31,	September 30,	December 31,	September 30,
	2016	2017	2016	2017

2017	$4,803	$1,793	$2,123	$2,504
2018	6,227	7,592	848	642
2019	6,652	8,102	—	—
2020	5,563	7,183	—	—
2021 and thereafter	32,262	35,193	—	—
Total minimum lease payments	$55,507	$59,863	$2,971	$3,146

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

The Mortgage Warehouse Agreement and Master Repurchase Agreements require each of the Company and Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants under both agreements as of September 30, 2017, but has not received a notice of default related to such failure from either Texas Capital or Western Alliance Bank. As of December 31, 2016 and September 30, 2017, there were $0 and $598, respectively, outstanding under the Mortgage Warehouse Agreement and $107 drawn as of September 30, 2017 on the Master Repurchase Agreement.

Note 11: Accrued Liabilities:

The following table presents the detail of accrued liabilities as of the dates presented:

	December 31,	September 30,
	2016	2017
Accrued compensation and benefits	$16,659	$22,380
Legal fees and settlements	2,795	2,205
Miscellaneous accrued liabilities	2,799	5,617
Total accrued liabilities:	$22,253	$30,202

Note 12: Retirement Plan:

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company- matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the three months ended September 30, 2016 and 2017 or for the nine months ended September 30, 2016 and 2017.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, the accompanying notes, other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 28, 2017. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. We are not aware of any misstatements regarding the industry, survey or research data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors. Factors that could cause or contribute to those differences in our actual results and factors that may affect industry, survey or research data include, but are not limited to, those discussed below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections “Special Note Regarding Forward-Looking Statements” above and Part II, Item 1A. “Risk Factors” below.
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
On August 2, 2017, we completed our initial public offering, or IPO, in which we issued and sold 10,615,650 shares of our common stock (including 1,384,650 shares pursuant to the underwriters' option to purchase additional shares) at a public offering price of $15.00 per share. The aggregate gross proceeds were approximately $159.2 million. We received approximately $144.3 million in net proceeds after deducting approximately $11.1 million of underwriting discounts and commissions and approximately $3.8 million in estimated offering costs. Upon the closing of the IPO, all of the outstanding shares of our redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there are no shares of preferred stock outstanding.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Sep. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017

Monthly average visitors (in thousands)	13,060	11,142	13,987	17,021	17,795	16,058	20,162	24,400	24,518
Real estate transactions:
Brokerage	5,653	4,510	4,005	7,497	7,934	6,432	5,692	10,221	10,527
Partner	2,718	2,273	1,936	2,602	2,663	2,281	2,041	2,874	3,101
Total	8,371	6,783	5,941	10,099	10,597	8,713	7,733	13,095	13,628

Real estate revenue per real estate transaction:
Brokerage	$9,343	$9,242	$9,485	$9,524	$9,333	$9,428	$9,570	$9,301	$9,289
Partner	1,191	1,177	1,224	1,633	1,932	1,991	1,911	1,945	1,960
Aggregate	$6,696	$6,539	$6,793	$7,491	$7,474	$7,481	$7,548	$7,687	$7,621

Aggregate home value of real estate transactions (in millions)	3,837	2,984	2,599	4,684	4,898	4,018	3,470	6,119	6,341
U.S. market share by value	0.46%	0.46%	0.48%	0.53%	0.57%	0.56%	0.58%	0.64%	0.71%
Revenue from top-10 Redfin markets as a percentage of real estate revenue	76%	73%	71%	74%	72%	71%	68%	69%	69%
Average number of lead agents	621	667	743	756	756	796	935	1,010	1,028

Monthly Average Visitors
The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet customers. For a particular period, monthly average visitors refers to the average of the number of unique visitors to our website and mobile application for each of the months in that period. Monthly average visitors are influenced by market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, and seasonality. We believe we can continue to increase monthly visitors, which helps our growth.
Given the lengthy process to buy or sell a home, a visitor during one month may not convert to a revenue-generating customer until many months later, if at all.
When we refer to "monthly average visitors" for a particular period, we are referring to the average number of unique visitors to our website and our mobile application for each of the months in that period, as measured by Google Analytics, a product that provides digital marketing intelligence. Visitors are tracked by Google Analytics using cookies, with a unique cookie being assigned to each browser or mobile application on a device. For any given month, we count all of the unique cookies that visited our website or either our iOS or Android mobile application during that month; each such unique cookie is a unique visitor. If a person accesses our mobile application using different devices within a given month each such mobile device is counted as a separate visitor for that month. If the same person accesses our website using an anonymous browser, or clears or resets cookies on his or her device, each access with a new cookie is counted as a new unique visitor for that month.
Real Estate Transactions
Increasing the number of real estate transactions in which we or our partner agents represent homebuyers and home sellers is critical to increasing our revenue and, in turn, to achieving profitability. Real estate transactions are influenced by the pricing and quality of our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate transactions are also affected by seasonality and macroeconomic factors. We include a single transaction twice when we or our partner agents serve both the homebuyer and the home seller of a transaction.
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
Average Number of Lead Agents
The average number of lead agents, in combination with our other key metrics such as the number of brokerage transactions, is a basis for calculating agent productivity and is one indicator of the potential future growth of our business. We systematically evaluate traffic to our website and mobile application and customer activity to anticipate changes in customer demand, helping determine when and where to hire lead agents.
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
Partner Revenue. Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we give to customers.
Other Revenue
Other revenue consists of fees charged for title and settlement services, mortgage banking operations, marketing services provided to home builders by our builder services group, licensing and analytics fees from our Walk Score service, homes sold by Redfin Now, and other services. Revenue is recognized when the service is provided. Redfin Now is our experimental new service where we buy homes directly from homeowners and resell them to homebuyers. Revenue earned from homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay and benefits), stock- based compensation, transaction bonuses, home-touring and field expenses, listing expenses, business expenses, facilities expenses, and, for Redfin Now, the cost of homes including the purchase price and capitalized improvements.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, including real estate revenue per real estate transaction and the productivity of our lead agents and support staff.
Operating Expenses
Technology and Development
Technology and development expenses relate primarily to developing new software used by our customers and internal teams, making enhancements to our existing software, and maintaining and improving our website and mobile application. These expenses consist primarily of personnel costs, stock-based compensation, data license expenses, software costs, and equipment and infrastructure costs, such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.
Marketing

Marketing expenses consist primarily of media costs for online and traditional advertising, as well as personnel costs and stock-based compensation.
General and Administrative
General and administrative expenses consist primarily of personnel costs, stock-based compensation, facilities costs and related expenses for our executive, finance, human resources and legal organizations, and fees for professional services. Professional services are principally comprised of external legal, audit, and tax services.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Revenue	$81,064	$109,479	$200,414	$274,282
Cost of revenue(1)	50,147	70,166	138,955	191,633
Gross profit	30,917	39,313	61,459	82,649
Operating expenses:
Technology and development(1)	9,781	11,483	25,739	31,245
Marketing(1)	5,436	5,588	23,133	26,179
General and administrative(1)	10,037	11,995	29,948	38,828
Total operating expenses	25,254	29,066	78,820	96,252
Income (loss) from operations	5,663	10,247	(17,361)	(13,603)
Total interest income and other income, net	37	311	170	400
Net income (loss)	$5,700	$10,558	$(17,191)	$(13,203)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(in thousands)
Cost of revenue	$546	$715	$1,589	$2,129
Technology and development	555	819	1,653	2,301
Marketing	114	121	336	362
General and administrative	940	1,054	2,312	3,236
Total	$2,155	$2,709	$5,890	$8,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	61.9	64.1	69.3	69.9
Gross profit	38.1	35.9	30.7	30.1
Operating expenses:
Technology and development(1)	12.1	10.5	12.8	11.4
Marketing(1)	6.7	5.1	11.5	9.5
General and administrative(1)	12.4	11.0	14.9	14.2
Total operating expenses	31.2	26.6	39.2	35.1
Income (loss) from operations	6.9	9.3	(8.5)	(5.0)
Total interest income and other income, net	—	0.3	0.1	0.1
Net income (loss)	6.9%	9.6%	(8.4)%	(4.9)%
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

	(as a percentage of revenue)
Cost of revenue	0.7%	0.7%	0.8%	0.8%
Technology and development	0.7	0.7	0.8	0.8
Marketing	0.1	0.1	0.2	0.1
General and administrative	1.2	1.0	1.2	1.2
Total	2.7%	2.5%	3.0%	2.9%

Comparison of the Three Months Ended September 30, 2016 and 2017
Revenue

	Three Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Real estate revenue:
Brokerage revenue	$74,052	$97,787	$23,735	32%
Partner revenue	5,146	6,077	931	18
Total real estate revenue	79,198	103,864	24,666	31
Other revenue	1,866	5,615	3,749	201
Revenue	$81,064	$109,479	$28,415	35
Percentage of revenue
Real estate revenue:
Brokerage	91.4%	89.3%
Partner revenue	6.3	5.6
Total real estate revenue	97.7	94.9
Other revenue	2.3	5.1
Revenue	100.0%	100.0%

In the three months ended September 30, 2017, revenue increased by $28.4 million, or 35%, as compared with the same period in 2016. Brokerage revenue represented $23.7 million, or 84%, of the increase. Brokerage revenue grew 32% during the period, driven by a 33% increase in brokerage real estate transactions and offset by a 0.5% decrease in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand and market share in most of our markets. Other revenue increased $3.7 million, or 201%, as compared with the same period in 2016. $3.4 million of the $3.7 million increase was attributed to Redfin Now.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$47,966	$64,258	$16,292	34%
Other	2,181	5,908	3,727	171
Total cost of revenue	$50,147	$70,166	$20,019	40

Gross profit
Real estate	$31,232	$39,606	$8,374	27%
Other	(315)	(293)	22	(7)
Total gross profit	$30,917	$39,313	$8,396	27

Gross margin (percentage of revenue)
Real estate	39.4%	38.1%
Other	(16.8)	(5.2)
Total gross margin	38.1	35.9

In the three months ended September 30, 2017, total cost of revenue increased by $20.0 million, or 40%, as compared with the same period in 2016. This increase in cost of revenue was primarily attributable to a $7.1 million increase in personnel costs due to increased lead agent and related support-staff headcount, a $3.6 million increase in transaction bonuses, a $3.5 million increase in home-touring and field costs and a $3.1 million increase in the cost of homes purchased through Redfin Now.
Total gross margin decreased 223 basis points for the three months ended September 30, 2017 as compared with the same period in 2016.
Real estate gross margin decreased 130 basis points for the three months ended September 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 102 basis-point increase in personnel costs due to increased headcount, a 75 basis-point increase in home-touring and field costs and a 33 basis-point increase in occupancy expenses, each as a percentage of revenue. This was partially offset by a 93 basis-point decrease in transaction bonuses.
Other gross margin increased 1,161 basis points for the three months ended September 30, 2017 as compared with the same period in 2016. The year-over-year change was impacted by the introduction of Redfin Now, which includes the cost of homes in the cost of revenue. This was primarily attributable to a 3,016 basis-point decrease in personnel costs, a 2,134 basis-point decrease in operating expenses and a 651 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 5,452 basis-point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now.
Operating Expenses

	Three Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$9,781	$11,483	$1,702	17%
Marketing	5,436	5,588	152	3
General and administrative	10,037	11,995	1,958	20
Total operating expenses	$25,254	$29,066	$3,812	15
Percentage of revenue
Technology and development	12.1%	10.5%
Marketing	6.7	5.1
General and administrative	12.4	11.0
Total operating expenses	31.2%	26.6%
In the three months ended September 30, 2017, technology and development expenses increased by $1.7 million, or 17%, as compared with the same period in 2016. The increase was primarily attributable to a $1.4 million increase in personnel costs and stock-based compensation due to increased headcount.
In the three months ended September 30, 2017, marketing expenses increased by $0.2 million, or 3%, as compared with the same period in 2016. The increase was primarily attributable to a $0.5 million increase in marketing media costs as we expanded advertising. The increase was partially offset by a $0.2 million decrease in the use of contract services.
In the three months ended September 30, 2017, general and administrative expenses increased by $2.0 million, or 20%, as compared with the same period in 2016. The increase was attributable to a $1.0 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, and a $0.5 million increase in contract services.
Comparison of the Nine Months Ended September 30, 2016 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

Real estate revenue:	(in thousands, except percentages)
Brokerage revenue	$183,440	$247,327	$63,887	35%
Partner revenue	11,763	15,567	3,804	32
Total real estate revenue	195,203	262,894	67,691	35
Other revenue	5,211	11,388	6,177	119
Revenue	$200,414	$274,282	$73,868	37
Percentage of revenue
Real estate revenue:
Brokerage	91.5%	90.2%
Partner revenue	5.9	5.7
Total real estate revenue	97.4	95.9
Other revenue	2.6	4.1
Revenue	100.0%	100.0%
In the nine months ended September 30, 2017, revenue increased by $73.9 million, or 37%, as compared with the same period in 2016. Brokerage revenue represented $63.9 million, or 86%, of the increase. Brokerage revenue grew 35% during the period, driven by a 36% increase in brokerage real estate transactions and a 1% decrease in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand and market share in most of our markets. The decrease in real estate revenue per brokerage transactions was due to a mix shift to lower-revenue transactions from representing home sellers. Other revenue increased $6.2 million, or 119%, as compared with the same period in 2016. $5.3 million of the $6.2 million increase was attributed to Redfin Now.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$132,990	$178,850	$45,860	34%
Other	5,965	12,783	6,818	114
Total cost of revenue	$138,955	$191,633	$52,678	38

Gross profit
Real estate	$62,213	$84,044	$21,831	35%
Other	(754)	(1,395)	(641)	85
Total gross profit	$61,459	$82,649	$21,190	34

Gross margin (percentage of revenue)
Real estate	31.9%	32.0%
Other	(14.5)	(12.3)
Total gross margin	30.7	30.1
In the nine months ended September 30, 2017, cost of revenue increased by $52.7 million, or 38%, as compared with the same period in 2016. This increase in cost of revenue was primarily attributable to a $19.9 million increase in personnel costs due to increased lead agent and related support staff headcount, an $11.0 million increase in transaction bonuses, a $9.1 million increase in home-touring and field costs, a $4.9 million increase in the cost of homes purchased through Redfin Now and a $3.3 million increase in office and occupancy expenses.
Total gross margin decreased 53 basis points for the nine months ended September 30, 2017 as compared with the same period in 2016.
Real estate gross margin increased 10 basis points for the nine months ended September 30, 2017 as compared with the same period in 2016. This was primarily attributable to a 67 basis-point decrease in transaction bonuses and a 22 basis-point decrease in local operating expenses, each as a percentage of revenue. This reduction was partially offset by a 48 basis-point increase in office and occupancy expenses and a 20 basis-point increase in home-touring and field costs.
Other gross margin increased 228 basis points for the nine months ended September 30, 2017 as compared with the same period in 2016. The year-over-year change was impacted by the introduction of Redfin Now, which includes the cost of homes in the cost of revenue. This was primarily attributable to a 2,066 basis-point decrease in personnel costs, a 1,494 basis-point decrease in operating expenses, a 505 basis-point decrease in depreciation and amortization and a 398 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 4,280 basis-point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now.
Operating Expenses

	Nine Months Ended September 30,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$25,739	$31,245	$5,506	21%
Marketing	23,133	26,179	3,046	13
General and administrative	29,948	38,828	8,880	30
Total operating expenses	$78,820	$96,252	$17,432	22
Percentage of revenue
Technology and development	12.8%	11.4%
Marketing	11.5	9.5
General and administrative	14.9	14.2
Total operating expenses	39.2%	35.1%
In the nine months ended September 30, 2017, technology and development expenses increased by $5.5 million, or 21%, as compared with the same period in 2016. The increase was primarily attributable to a $4.4 million increase in personnel costs and stock-based compensation due to increased headcount.
In the nine months ended September 30, 2017, marketing expenses increased by $3.0 million, or 13%, as compared with the same period in 2016. The increase was primarily attributable to a $3.4 million increase in marketing media costs as we expanded advertising and a $0.2 million increase in personnel costs. The increase was partially offset by a $0.8 million decrease in contract services primarily from advertising production.
In the nine months ended September 30, 2017, general and administrative expenses increased by $8.9 million, or 30%, as compared with the same period in 2016. The increase was primarily attributable to a $4.5 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, a $2.4 million increase in contract services, and a $1.1 million increase in office and occupancy expenses.
Liquidity and Capital Resources
On August 2, 2017, we closed our IPO of 10,615,650 shares of our common stock at a public offering price of $15.00 per share. We received approximately $144.3 million in net proceeds after deducting underwriting discounts and commission, and offering costs.
Prior to our IPO, our principal sources of liquidity were the net proceeds we received through private sales of our equity securities. From our inception through our IPO, we completed several rounds of sales of shares of our redeemable convertible preferred stock to investors representing total gross proceeds of approximately $167.5 million.
In the first quarter of 2017, we introduced Redfin Mortgage, to originate and underwrite mortgage loans, and began testing an experimental new service called Redfin Now, where we buy homes directly from home sellers, intending to resell those homes. To date, neither business has had a material impact on our liquidity or results of operations. We do not currently expect homes held in inventory as part of Redfin Now to exceed $10.0 million at any point in 2017. As of September 30, 2017, we held $5.4 million of home inventory. If we decide to significantly expand these new product offerings, we may seek to raise additional capital through equity, equity-linked, or debt financing arrangements to fund this expansion. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2017

	(in thousands)
Net cash provided by/(used in) operating activities	$(6,523)	$10,551
Net cash used in investing activities	(5,116)	(10,008)
Net cash provided by financing activities	$1,069	$147,863
Net cash provided by operating activities in the nine months ended September 30, 2017 consisted of $13.2 million of net losses, a $13.4 million positive impact from non-cash items, a $9.7 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and an $8.4 million reduction in miscellaneous receivables when the landlord for our Seattle headquarters office reimbursed us for tenant improvements. These were partially offset by $5.4 million in home purchases from testing Redfin Now and a $2.7 million increase in accrued revenue due to the timing of real estate transactions.
Net cash used in investing activities in the nine months ended September 30, 2017 consisted of $10.5 million of fixed asset purchases, including $6.5 million of leasehold improvements for our new Seattle headquarters office space and $3.3 million of capitalized software development expenses.
Net cash provided by financing activities in the nine months ended September 30, 2017 consisted of $148.1 million in proceeds from our IPO, $3.4 million of payments of direct IPO costs, and $2.5 million in proceeds from the exercise of stock options.
Contractual Obligations
There were no material changes in our commitments under contractual obligations as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 28, 2017, or the Prospectus.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

Item 3. Qualitative and Quantitative Factors about Market Risk
The principal market risk we face is interest rate risk. We had cash, cash equivalents, and short-term investments of $65.8 million as of December 31, 2016 and $213.7 million as of September 30, 2017. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have not been profitable on an annual basis since we were founded, and as of September 30, 2017, we had an accumulated deficit of $127.2 million. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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
For 2015, 2016 and the nine months ended September 30, 2017, approximately 76%, 72%, and 69% of our real estate revenue, respectively, was derived from our top 10 markets, which consist of the metropolitan areas of Boston, Chicago, Los Angeles, Maryland, Orange County, Portland, San Diego, San Francisco, Seattle, and Virginia. These markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. Local and regional economic conditions in these markets differ materially from prevailing conditions in other parts of the United States. In addition, due to the higher home prices in these markets, our real estate revenue and gross margin is generally higher in these markets than in our smaller markets. Any overall or disproportionate downturn in demand or economic conditions in any of our largest markets, particularly if we are not able to increase revenue from our other markets, could result in a decline in our revenue and harm our business.
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
Traditionally, a “balanced” residential real estate industry requires enough homes on the market to satisfy six months of homebuyer demand. In recent years, home inventory has remained at historically low levels in many parts of the United States. Low inventory levels can harm our ability to attract customers, inflate home prices, increase competition for homes, increase our operating expenses because of home-touring and offer-writing activities that do not result in closed home purchases, and reduce transaction volumes. As a result, our customers may be unable to complete a sufficient number of real estate transactions to sustain or grow our transaction volume and revenue.
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
From time to time, we develop new services. For example, in the first quarter of 2017, we began originating and underwriting mortgage loans for customers in Texas through our wholly owned subsidiary, Redfin Mortgage LLC, or Redfin Mortgage. Redfin Mortgage recently expanded its operations to Illinois. Redfin Mortgage funds its loans using two separate warehouse credit facilities, intending to sell all loans to third-party financial institutions after a holding period. While Redfin Mortgage only originates loans upon receiving purchase commitments from third-party financial institutions, these commitments are subject to origination quality standards and these institutions still retain contractual rights to reject the loans. If Redfin Mortgage is unable to sell its loans, it may be required to repurchase them from the warehouse lenders and sell them at a discount.
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
We have experienced rapid and significant growth in recent years that has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, we have grown from 752 employees as of December 31, 2013 to 2,229 employees as of

September 30, 2017. As we continue to grow, our success will depend on our ability to expand, maintain, and improve technology that supports our business operations, as well as our financial and management information systems, disclosure controls and procedures, internal controls over financial reporting, and to maintain effective cost controls. This requires us to commit substantial financial, operational and technical resources. Our ability to manage these efforts could be affected by many factors, including a lack of adequate staffing with the requisite expertise and training. If our operational technology is insufficient to reliably service our customers and agents, then the number of visitors to our website and mobile application could decrease, agents may not desire to work for us, our customer service and transaction volume could suffer, and our costs could increase. In addition, our reputation may be negatively affected. Any of these events could harm our business.
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

Upon the completion of our IPO, we had outstanding a total of 81,233,856 shares of common stock. Of these shares, only the 10,615,650 shares of common stock sold in our IPO are freely tradable, without restriction, in the public market. Each of our officers and directors and substantially all of our securityholders have entered into lock-up agreements with the underwriters of our IPO that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our IPO will expire on January 23, 2018. However, the underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of September 30, 2017, up to an additional 70,753,565 shares of common stock will be eligible for sale in the public market, approximately 20.1 million of which are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, approximately 13.3 million shares of our common stock that are subject to outstanding options as of September 30, 2017 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements, and Rules 144 and 701 under the Securities Act. We have also registered approximately 9.5 million shares of common stock that we may issue under our equity compensation plans.
The holders of an aggregate of approximately 58.3 million shares of our outstanding common stock as of September 30, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.
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
We have broad discretion to use of the net proceeds from our IPO and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our IPO. If we do not use the net proceeds that we received from our IPO effectively, our business, financial condition, results of operations, and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.
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

As of September 30, 2017, our executive officers, directors, five percent or greater stockholders and their respective affiliates own in the aggregate a majority of our common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are an emerging growth company, and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) December 31, 2022 (the last day of the fiscal year ending after the fifth anniversary of our IPO); (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (4) the date we qualify as a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.
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
From July 1, 2017 through July 28, 2017 (the date of the filing of our registration statement on Form S-8, File No. 333-219561), we issued and sold to our employees, consultants, and other service providers an aggregate of unregistered 207,559 shares of common stock upon the exercise of stock options under our Amended and Restated 2004 Equity Incentive Plan at per share exercise prices ranging from $0.36 to $9.15.
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
Use of Proceeds
On July 27, 2017, the Registration Statement on Form S-1 (File No. 333-219093) for the IPO of our common stock was declared effective by the SEC, pursuant to which we sold an aggregate of 10,615,650 shares of our common stock at a price to the public of $15.00 per share.
There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 28, 2017.

Item 6: Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-38160	3.1	Sept. 8, 2017
3.2	Restated Bylaws	10-Q	001-38160	3.2	Sept. 8, 2017
4.1	Form of Common Stock Certificate	S-1/A	333-219093	4.1	July 26, 2017
10.1	Form of Indemnification Agreement	S-1/A	333-219093	10.1	July 17, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-219093	10.3	July 17, 2017
10.3	2017 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-219093	10.11	July 17, 2017
10.4	Form of Change in Control Severance Agreement	S-1/A	333-219093	10.12	July 17, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Date: November 9, 2017

REDFIN CORPORATION

By:	/s/ Glenn Kelman
Glenn Kelman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Chris Nielsen
Chris Nielsen Chief Financial Officer (Principal Financial and Accounting Officer)