Form 10-K
period 2017-12-31
Redfin Corp
filed 2018-02-22
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-38160

REDFIN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	74-3064240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1099 Stewart Street, Suite 600 Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, including area code: (206) 576-8333
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a privately-held company and there was no established public market for the Registrant’s common stock. The Registrant’s common stock began trading on The Nasdaq Global Select Market on July 28, 2017. The aggregate market value of common stock held by non-affiliates of the Registrant computed by reference to the closing price of the Registrant’s common stock on July 28, 2017 was approximately $1,326,046,855.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2018
Common stock, $0.001 par value per share	81,778,130 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

REDFIN CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, product, service, and technology offerings, market conditions, growth and trends, technology driving long-term efficiency gains and service improvements, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part I, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can't guarantee that the future results, performance, or events and circumstances reflected in the forward- looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms "Redfin," the "Company," "we," "us," and "our" refer to Redfin Corporation, a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

PART I

Item 1. Business

Overview

Redfin is a technology-powered residential real estate brokerage. We represent people buying and selling homes in over 80 markets throughout the United States. Our mission is to redefine real estate in the consumer’s favor.

Our strategy is simple. In a commission-driven industry, we put the customer first. We do this by pairing our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application, reducing the marketing costs that can keep fees high. We let homebuyers schedule home tours with a few taps of a mobile-phone button, so it’s easy to try our service. We create an immersive online experience for every Redfin-listed home and then promote that listing to more buyers than any traditional brokerage can reach through its own website. We use machine learning to recommend better listings than any customer could find on her own. And we pay Redfin lead agents based in part on customer satisfaction, not just commission, so we’re on the customer’s side.

Our efficiency results in savings that we share with our customers. Our homebuyers saved on average approximately $2,700 per transaction in 2017. And we charge most home sellers a commission of 1% to 1.5%, compared to the 2.5% to 3% typically charged by traditional brokerages.

The results of our customer-first approach are clear. We:

•	helped customers buy or sell more than 120,000 homes worth more than $60 billion through 2017;

•	drew more than 20 million monthly average visitors to our website and mobile application in 2017, 40% more than in 2016, making us the fastest-growing top-10 real estate website;

•	earned a Net Promoter Score, a measure of customer satisfaction, that is 52% higher than competing brokerages’, and a customer repeat rate that is 65% higher than competing brokerages’;

•	sold Redfin-listed homes for approximately $3,000 more on average compared to the list price than competing brokerages’ listings in 2017; and

•
employed lead agents who, in 2017, were on average three times more productive, and earned a median income that was twice as much as agents at competing brokerages; our lead agents were also 26% more likely to stay with us from 2016 to 2017 than agents at competing brokerages.

And we’re just getting started. Because we’re one of the only major brokerages building virtually all of our own brokerage software, our gains in efficiency, speed, and quality are proprietary. Because our leadership and engineering teams have come from the technology industry, and have structured the business to invest in software development, we believe those software-driven gains are likely to grow over time. And finally, because we hire our own lead agents as employees, we can set data-driven best practices for selling homes, with our software tailored to those practices, creating a positive feedback loop between software and operational innovations that we believe differentiates us from traditional brokerages. Moreover, we believe listing more homes and drawing more homebuyers to our website and mobile application will let us pair homebuyers and home sellers directly online over time, further improving our service and lowering our costs.

How We Win

Next-Generation Technologies

From stocks to books to lodging, technology has made it easier, faster, and less expensive to buy almost everything in our lives except the most important thing: our home.

To solve this problem, Redfin uses a wide range of next-generation technologies. We invented map-based real estate search. We use machine learning and artificial intelligence to answer customers’ most important questions about where to live, how much a home is worth, and when to move. We draw on cloud computing to perform computationally intensive comparisons of homes at a scale that would otherwise be cost prohibitive. We use streaming technologies to quickly notify customers about a listing. And we embrace new hardware, such as three-dimensional scanning cameras that let potential homebuyers walk through the property online.

The goal of all of these technologies is to empower our customers and increase the productivity of our agents and support staff. This leads to consistently better customer service at a lower cost. We pass the resulting savings to our customers.

Comprehensive Listings Data

As a brokerage, Redfin has complete access to all the homes listed for sale in the local multiple listing services, or MLSs, in the markets we serve. MLSs are used by real estate agents to list properties and coordinate sales.

Our agents visit more than 13,000 listings a week, enhancing our site with in-person insights about a home. Access to this extensive data, paired with local knowledge, lets us give our customers what we believe to be the most comprehensive information on homes for sale.

Additionally, our streaming architecture is designed to recommend listings to our customers by mobile alert or email soon after these listings appear in the MLS. These advantages in loading listings data and quickly notifying consumers come not just at the listing debut in the MLS, but in recognizing when a price changes or a home sells. For over 85% of these listings, we can show the listing on our website and mobile application within five minutes of its debut in the MLS. According to a 2017 study we commissioned, we notify our customers about newly listed homes between three to 18 hours faster than other leading real estate websites.

When we represent home sellers, we capture even more data about their properties, including an interactive three-dimensional scan; and in many markets, we can also post certain of our own listings to our website and mobile application before those listings appear on any other website.

Machine Learning

Redfin Listing Recommendations

Knowing which listings customers visit online, tour in person, or ultimately make an offer on lets our algorithms make better listing recommendations, further enhanced through curation by our lead agents. These Redfin listing recommendations are one part of our strategy to increase the revenue generated from online visitors by personalizing our website and our service to keep customers engaged with Redfin from their first visit to a closing.

Redfin Estimate

Our access to detailed data about every MLS listing in markets we serve has helped us build what we believe is the most accurate automated home-valuation tool. According to a 2017 study we commissioned, among industry-leading websites that display valuations for active listings, 64% of the listings for which we provided a public valuation estimate sold within 3% of that estimate, compared to only 29% and 16% of the public estimates for the two other websites in the study. Our proprietary Redfin Estimate is fundamental technology that draws visitors to our website, then entices them to subscribe to a monthly home report with updates on changes to their home’s value. The Redfin Estimate supports our sellers’ agents in consultations with homeowners, our buyers’ agents in guiding buyers on what to pay for a home, and our marketing teams in deciding which homeowners to target for a listing consultation.

Redfin Hot Homes

This proprietary algorithm identifies the homes we believe are most likely to sell quickly. Coupling Redfin Hot Homes alerts with on-demand tours, as well as data we’re collecting about offer deadlines, is part of our strategy to give our customers a first-mover advantage in pursuing the most desirable homes for sale.

We believe that our approach to data science and machine learning will continue to yield other insights, about the customers most likely to complete a transaction, about the key moments for offering service to online visitors we hope to convert into customers, and even about which homes will be harder or easier to sell, so we can optimize our fees and set customer expectations.

On-Demand Service

Customers place a premium on speed. When we offer online visitors faster service, more try that service. Delivering this speed depends on seamless integration between our technology and service—to get customers into homes first, to prepare an offer first, to be able to win the deal, and to close without a hitch. Tracking every digital customer interaction and working in teams lets us provide fast, consistently high-quality service.

With a few taps of a mobile-phone button, a Redfin homebuyer can schedule home tours quickly. To schedule a tour instantly and automatically, we first show the buyer online a wide range of homes for sale. Once the buyer chooses the homes she wants to see, we review lead agent availability, location, areas of expertise, and past interactions with that buyer, data that is easier for us to track because we store customer interactions with our agents in one central system, and ask our lead agents as employees to work during times of peak demand. Next, we confirm that each home is available to show at the requested time, communicating with the listing agent programmatically or through a phone call.

Finally, we determine the optimal order in which to visit each home, allocating enough time to drive or walk from one to the next. Because on-demand service depends on different lead agents being available at different times, everyone on a local Redfin team can see all of the customer’s online and brokerage activities to learn about the customer prior to the tour. Every team member also can update this system through mobile tools during and after the tour so we can follow up with more detail about a home of interest, different listing recommendations, or an on-the-spot offer. The entire solution depends on a listings search website, a customer database, a team structure, and a mobile capability that few brokerages can deliver. In the fourth quarter of 2017, nearly 80% of Redfin customers scheduled home tours automatically.

In the third quarter of 2017, we added a new level of automation to tour scheduling that confirms the availability of certain homes being toured, which lets Redfin instantly and completely confirm the entire tour.

Teams and Tools

We believe that our ability to deliver better, faster service at lower cost depends not only on our ongoing software development, but also on organizing employees into teams using that software to respond faster than most individual agents could, without stepping on one another’s toes or worrying about poaching the customer from another agent.

Teams of Employee Agents

Our lead agents are responsible for each customer’s success and are the customer’s primary point of contact. A lead agent typically meets the customer on a first tour or listing consultation and works with that customer throughout the buying or selling process. She is assisted by support agents for responding to initial online inquiries, by marketing assistants for getting a home photographed and promoted online and in printed fliers, and by transaction coordinators for closing paperwork.

Our entire team of employees follows processes and uses software developed by Redfin to ensure consistent, high-quality service, based on data-driven insights about how to schedule tours, when to check in with customers, and how to price a home.

Flexible Network of Independent Associate Agents

We also contract with independent associate agents to create a flexible network of licensed real estate agents to deliver faster service for customer tours, open houses, and inspections.

Redfin Agent Tools

Because customers use our website and mobile application for their home search, and often go online to schedule tours, ask questions, review traffic to their listing, or start offers, we do not depend, as many competing brokerages do, on agents manually logging every customer interaction. Our proprietary Redfin Agent Tools automatically captures information on millions of customer interactions every year, and provides templates for our lead agents to recommend listings, follow up on tours, prepare comparative market analyses, and write offers. Our employee agents can access Redfin Agent Tools on their mobile device, so we can serve customers better and faster, even when our agents are in the field rather than at their desks. This is why a Redfin team can work together to deliver personal service to a large number of customers, with an agent using the system to learn, for example, that one customer is only interested in homes without stairs and another customer is looking for a home near a bus route.

Productive Agents

We believe our ability to meet customers through our website and mobile application has a profound effect not just on our economics but on our culture: our lead agents’ primary responsibility is not generating new leads, but advising customers buying and selling homes. In 2017, our lead agents were on average three times more productive and earned a median income that was twice as much as agents at competing brokerages. High-performing agents also earned equity awards and a celebratory trip.

Data guides our hiring and management decisions, as we’ve analyzed which industry hires outperform those new to real estate and what level of prior experience is correlated with long tenure at our company. We measure agent performance in detail and give managers access to this data in real time, so we can quickly intervene when our customer service falls short.

Our lead agents were 26% more likely to stay with us from 2016 to 2017 than agents at competing brokerages.

Investment in Agents

The high productivity of our lead agents rationalizes an investment in equipment, management, training, and support staff that is unusual in the industry: we pay for all of our employee agents’ equipment, dues, and marketing expenses, and provide training for each new hire, with a multi-week course for agents in our largest markets. Virtually every lead agent also receives support from transaction coordinators, support staff, marketing assistants, and local management. We believe that the combined effect of these investments is more productive lead agents and better customer service.

Redfin Partner Program

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 3,200 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

Rather than countering seasonal and cyclical changes in demand by recruiting a surplus of agents, we rely on partner agents to handle demand swings. We built our partner program so our lead agents can deliver consistently high-quality service at busy times, and so we can limit the effect of fixed expenses when demand falters. Anytime we have more customers than our lead agents can serve well, our website and mobile application refer those customers to our partners.

Each day, our website and mobile application make hundreds of thousands of decisions about whether customers are best served by a lead agent or a partner agent; our managers and executives meet weekly to calibrate this system based on our assessment of customer-satisfaction levels, hiring plans, monthly average visitors, and economic conditions. The data we gather comparing the customer satisfaction and close rates of our lead agents to partner agents also lets us benchmark our service quality from market to market.

Because the Redfin Partner Program is designed to ensure that every customer gets high-quality service, we require each partner agent to have completed at least five sales in the last 12 months, then subject the partner agent to a rigorous online and in-person screening process. We also survey customers who work with our partner agents, removing from the program partner agents who do not maintain high service levels.

Homebuyer Experience

We seek to provide every homebuyer with fast service, low fees, and an agent completely on that buyer’s side. Our lead agents can join each homebuyer’s online search, commenting on the buyer’s favorite listings, answering questions, or recommending listings the buyer might have overlooked. Our shared-search tool allows homebuyers to share favorite homes and seamlessly communicate with anyone. With a few taps of a mobile-phone button, a Redfin homebuyer can schedule home tours before many buyers even realize these homes are for sale. Our lead agent hosting the tour earns bonuses based on customer reviews, not just commissions, encouraging the candor customers need to make the best decision about which home to buy.

We've built a fast-offer capability that lets our lead agents draft offers in minutes, with the goal of increasing their productivity and beating competing homebuyers to the punch. We've introduced this software to Redfin agents in four markets, with additional markets planned in 2018. During the inspections and appraisals, we track contracts and tasks in an online deal room to keep the closing on schedule.

Home Seller Experience

We seek to give every home seller honest advice on how to price her property; the best marketing, primarily online; and the lowest fees. Our industry-leading algorithms for calculating what a home is worth lead to a better pricing recommendation in the initial consultation. We believe this is one reason Redfin listings sell for more relative to the list price than other brokers’, and are more likely to sell in the first 90 days on market.

A homeowner can see our lead agents’ nearby sales paired with customer reviews to decide whether we have the local expertise to sell her home. When we prepare a home for sale, we film an interactive, three-dimensional virtual scan of the home that lets potential homebuyers walk through the property online, boosting its appeal to out-of-town buyers.

To increase demand, we promote each Redfin listing on our website and mobile application. Our website has more than double the visits of any competing brokerage website. We drive additional demand through targeted email as well as other channels like Facebook, using advanced algorithms to promote the listing to the right homebuyers. We also share the listing with every major real estate website. An online dashboard tracks traffic to the listing and an iPad application registers in-person visits to open houses, so our home sellers make better decisions about pricing, marketing, and offer negotiations.

We believe listing more homes and drawing more homebuyers to our website and mobile application will let us pair homebuyers and home sellers directly online over time, further improving our service and lowering our costs.

Our Value Proposition

Customers Get Better Service

Our Net Promoter Score is 50, compared to the industry average of 33, as measured by a study we commissioned in November 2017.

Measurable Results

Redfin listings were on the market for an average of 29 days in 2017 compared to the industry average of 34 days according to a study we commissioned. And approximately 77% of Redfin listings sold within 90 days versus the industry average of approximately 75% according to the same study.

Customers Save Money

We give homebuyers a portion of the commissions that we earn. We typically earn 2.5% to 3% of a home’s value for representing a homebuyer, and we contributed an average of approximately
$2,700 per transaction through a commission refund or a closing-cost reduction in 2017. We returned a total of approximately $60 million to customers in commission refunds or closing-cost reductions in 2017. The commission refund or closing-cost reduction depends on the home’s value and lender approval, although some states prohibit commission refunds altogether.

Consumers selling a home with a traditional brokerage typically pay total commissions of 5% to 6% of the sale price, with 2.5% to 3% going to their agent and another 2.5% to 3% to the agent representing the buyer. Redfin home sellers typically pay only 1% to 1.5% of their home’s sale price to us, depending on the market and subject to market-by-market minimums. So we can readily sell our listings to any homebuyer, including a buyer represented by a competing brokerage, we typically recommend that our home sellers still offer a 2.5% to 3% commission to the buyer’s agent. As a result, we typically save our home sellers 1% to 2% of the total sales prices on average listing fees.

In late 2014, we lowered our home seller commission from 1.5% to 1% in Washington, D.C., Virginia, and Maryland. Seeing accelerating share gain in those markets, we rolled out 1% listing fees in Seattle, Chicago, and Denver in late 2016. In 2017 and early 2018, we rolled out 1% listing fees in 20 additional markets, covering over 80% of our home-selling customers across a total of 26 markets.

Our Markets

We operate in over 80 markets across 40 states and Washington, D.C. These markets cover approximately 70% of the United States by population. As we further realize the benefits of increasing scale, we’ll evaluate new markets to enter.

Growth Strategies

Grow Share in Existing Markets

We have a strong track record of gaining share. For 2017, we had 0.67% of U.S. market share, representing a 52% increase from 2015 and a 24% increase from 2016. We measure U.S. market share using transaction-volume data from the National Association of Realtors, or NAR, and we include the value of transactions completed by our partner agents for sales referred from our website and mobile application.

As we gain local market share, our service gets even better. By doing more transactions in a smaller area, agents increase their local knowledge. We capture more customer-interaction data, powering analytics such as our listing recommendation engine. Potential customers see our yard signs more often and hear from other customers about our service. We believe these factors fuel further market share gains.

We believe listing share lets us provide better online search results, because we post Redfin listings to our website first in many markets, with exclusive photos of each listing. We further believe that as we gain share, more homebuyers will want to work with us to gain access to our listings, and we’ll get more listings from home sellers seeking access to our homebuyers. As this flywheel starts turning, we plan to invest more to connect homebuyers and home sellers directly.

We believe transactions from our repeat and referral customers will continue to play a larger role in our market share gains. According to NAR, homeowners sell their homes every nine years on average, suggesting that repeat business takes a long time to build. At Redfin, we’re now seeing our customers come back to sell a home we helped them buy many years before. We had 46% more repeat transactions in 2017 as compared to 2016. The rate at which our customers return to us for another transaction is 65% higher than the industry average. With tens of thousands of new customers each year, and higher rates of customer satisfaction, we believe we can drive future share gains as those customers choose to work with us again and refer our services to their friends and family.

Offer a Complete Solution

We’re continuously evaluating and introducing new services to become an end-to-end solution for customers buying and selling a home.

Title Services

Our experience with Title Forward, our title and settlement business, demonstrates that many Redfin customers are open to buying more services from us. In 2017, in the ten states where Title Forward operated, 52% of our homebuyers also chose our title and settlement service.

Mortgage Services

In the first quarter of 2017, we began originating mortgage loans to customers in Texas through Redfin Mortgage, a wholly owned subsidiary. Redfin Mortgage funds its loans using two separate warehouse credit facilities, each with a loan limitation of $10.0 million.

Redfin Mortgage intends to sell every loan to third-party investors pursuant to existing correspondent relationships. Redfin Mortgage doesn't intend to retain or service any loans. Redfin Mortgage offers both conventional conforming and jumbo loans, with both fixed and adjustable interest rate products available.

Redfin Mortgage assesses potential borrowers’ creditworthiness according to investor guidelines, including the borrower’s credit score, assets, and income. Redfin Mortgage does not perform ongoing assessment of credit quality once the loans have been sold to third-party financial institutions. Redfin Mortgage currently accepts applications from customers in Illinois, Texas, Washington D.C., Virginia and Pennsylvania, and expects to expand to additional states in the future.

Redfin Now

In the first quarter of 2017, we began offering an experimental new service called Redfin Now, where we buy homes directly from home sellers. Customers who sell through Redfin Now will typically get less money for their home than they would listing their home with a real estate agent, but get that money faster with less risk and fuss. We believe our industry-leading algorithms for calculating what a home is worth will limit the risk that the price we pay a Redfin Now customer for her home is below the price we charge a new buyer for that home.

We currently offer Redfin Now to a limited number of customers in two markets. We are evaluating the results of the Redfin Now test to determine if we should expand the service to more markets, continue at the current scale, or discontinue the experiment.

Our Culture of Service and Thrift

Service is fundamental to our “everyone-sweeps-the-floors” culture: our executives serve our employees, and our employees serve our customers. As part of this humility, we recognize that everyone can be a leader. An agent can imagine better software; an engineer can imagine better service. The only way we can use technology to make real estate better is by working together, in a way we believe that few pure technology or pure service companies can.

Another tenet of our culture is thrift. We may be a next-generation real estate brokerage, but we’re old-fashioned about stockholder value. We continued to grow through the darkness of the 2008 real estate crisis as we fought to make a margin-sensitive, headcount-intensive business work with the resources we had. Next week, next year, some day, that darkness will return, and we believe that our formative experiences will make us better prepared for it than others.

This has long been known at Redfin as a “rabid squirrel” state of mind. We often remind ourselves that every employee is paid by the sweat of a real estate agent’s brow. It’s the way we always want to be.

Our Employees

As of December 31, 2017, we had a total of 2,422 employees. We have not had any work stoppages and believe our relationship with our employees to be good.

Marketing

Because we serve customers from their first online visit until the closing, we know how much we can afford to spend to meet a customer and which marketing channels provide the best returns on investment. With potential customers sometimes hopping between websites and different individual real estate agents over a year or more during a home search—and as often deciding against a move—it’s easy for an advertiser to lose track of who actually closes.

We analyze billions of interactions from customers and potential customers in our databases. We can pay more for one particular Facebook ad if we have determined that the people who click on it are extremely likely to buy a home. We can remove a marketing campaign from our own website that leads to more consumers contacting our agents, but fewer actual sales. At any given moment, we’re running over a hundred experiments on our website and mobile tools, with many more experiments running on third-party channels, to identify the most effective advertising.

We apply this data-driven approach to decisions about which pages to optimize for search engine traffic, what combination of email messages drives the most sales, and which moments in a TV commercial inspire the strongest consumer response.

The goal of this data-driven approach to marketing is a formula for driving increased customer awareness in a cost-effective manner through both digital and traditional advertising channels:

•
Search engine optimization. Our engineering teams constantly upgrade our website content and performance so that top-trafficked search engines find and rank our results for properties, neighborhoods, and regions. We believe this improves the customer experience and our ranking on high-traffic search engines.

•
Targeted-email campaigns. We run targeted-email campaigns to connect with customers. These email campaigns, powered by machine learning, recommend relevant new listings to homebuyers and home sellers at what we believe are key moments throughout their interactions with us.

•	Paid-search advertising. We advertise with top-trafficked search engines, regularly adjusting our bidding on key words and phrases, and modifying campaigns based on results.

•	Social media marketing. We purchase targeted ads on social media networks such as Facebook and Twitter to generate traffic for our listings and attract new customers.

•
Traditional media. We market through a mix of traditional media, including TV, radio, billboard and display, and direct mailings. We’ve been advertising on TV since 2014, and we continue to invest in TV advertising.

Technology Development

We build almost all of our own software, with more than 200 engineers and product managers based in Seattle and San Francisco. The audience for our software includes consumers visiting our website and our mobile application, customers of our brokerage, of Redfin Mortgage, and of Title Forward, as well as our real estate teams and our partner agents.

Our focus is on software that makes real estate fundamentally more efficient, and we believe our competitive advantage is a deeper understanding of how real estate works, gained by working with our lead agents and transaction coordinators. Lead agents and support teams participate in the development of our brokerage software, including for scheduling tours, preparing offers, pricing homes, chatting with customers, and monitoring the closing process.

Our obsession with efficiency extends beyond real estate to our own software development practices. We aim to hire a relatively small number of deeply technical engineers who understand that every expense matters. We have engineers dedicated to building software that makes the rest of our engineers more productive. And we measure the results of every major software project, eliminating features that do not make a difference to our customers or agents to avoid maintenance costs over time.

We contract with third-party software developers on a limited basis for specific projects. Our primary website servers operate from a co-location facility in Seattle, Washington, and we use a variety of third-party cloud-based software and services.

For 2015, 2016, and 2017, technology and development expenses were 15%, 13%, and 12% of revenue, respectively.

Competition

The residential brokerage industry is highly fragmented. There are an estimated 2,000,000 active licensed agents and over 86,000 real estate brokerages in the United States. We face intense competition nationally and in each of the markets we serve. We compete primarily against other residential real estate brokerages, which include franchise operations affiliated with national or local brands, and small independent brokerages. We also compete with a growing number of Internet-based brokerages and others who operate with novel business models. Competition is particularly intense in some of the densely populated metropolitan markets we serve, as they are dominated by entrenched real estate brokerages with potentially greater financial resources, superior local referral networks, name recognition and perceived local knowledge and expertise. We also compete for traffic against online real estate data websites that aggregate listings and sell advertising to traditional brokers.

Our industry has evolved rapidly in recent years in response to technological advancements, changing customer preferences, and new offerings. We expect increasing competition from technology-enabled competitors, including new brokerages with technology-driven business models, as well as traditional brokerages that acquire or build businesses or technology to enhance their offerings.

We believe we compete primarily based on:

•	access to timely, accurate data about homes for sale;

•	traffic to our website and mobile application;

•	the speed and quality of our service, including agent responsiveness and local knowledge;

•	our ability to hire and retain agents who deliver the best customer service;

•	the costs of delivering our service and the price of our service to consumers;

•	consumer awareness of our service and the effectiveness of our marketing efforts;

•	technological innovation; and

•	depth and breadth of local referral networks.

We believe that our customer-focused values and technology differentiate us from our competitors and that we compete favorably with respect to the factors above.

Regulatory Matters

We are subject to a wide variety of laws, rules, and regulations enforced by both governments and private organizations. Many of these rules and regulations are constantly evolving. If we are unable to comply with them, we could be subject to civil and criminal liabilities, revocation, or suspension of our licenses or other adverse actions. We may also be required to modify or discontinue some or all of our offerings, and our ability to grow our business and our reputation may be harmed. See “Risk Factors” for a discussion of our regulatory risks.

Brokerage Service Regulation

Brokerage businesses are primarily regulated at the state level by agencies dedicated to real estate matters or professional services.

State Regulation

Real estate brokerage licensing laws vary widely from state to state. Generally, all individuals and entities acting as real estate brokers or salespersons must be licensed in each state where they operate. Licensed agents must be affiliated with a broker to engage in licensed real estate brokerage activities. Generally, a corporation must obtain a corporate real estate broker license, although in some states the licenses are personal to individual brokers. The broker in all states must actively supervise the individual licensees and the corporation’s brokerage activities within the state. All licensed market participants, whether individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust fund handling, agency representation, advertising regulations, and fair housing. In each of the states and Washington, D.C., where our operations so require, we have designated a properly licensed broker and, where required, we also hold a corporate real estate broker’s license.

Federal Regulation

Several federal laws and regulations govern the real estate brokerage business, including federal fair housing laws such as the Real Estate Settlement Procedures Act of 1974, or RESPA, and the Fair Housing Act of 1968, or FHA.

RESPA restricts kickbacks or referral fees that real estate settlement service providers such as real estate brokers, title and closing service providers, and mortgage lenders may pay or receive in connection with the referral of settlement services. RESPA also requires certain disclosures regarding certain relationships or financial interests among providers of real estate settlement services. RESPA provides a number of exceptions that allow for payments or splits between service providers, including market-rate compensation for services actually provided.

RESPA is administered by the Consumer Financial Protection Bureau, or CFPB. The CFPB has applied a strict interpretation of RESPA and related regulations and often enforces these regulations in administrative proceedings. Consequently, industry participants have modified or terminated a variety of business practices to avoid the risk of protracted and costly litigation or regulatory enforcement.

The FHA prohibits discrimination in the purchase or sale of homes. The FHA applies to real estate agents and mortgage lenders, among others. The FHA prohibits expressing any preference or discrimination based on race, religion, sex, handicap, and certain other protected characteristics. The FHA also applies broadly to many forms of advertising and communications, including MLS listings and insights about home listings.

Local Regulation

In additional to state and federal regulations, residential transactions may also be subject to local regulations. These local regulations generally require additional disclosures by parties or agents in a residential real estate transaction, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

MLS Rules

We are also subject to rules, policies, data licenses, and terms of service established by over 120 MLSs of which we are a participant. These rules, policies, data licenses, and terms of service specify, among other things, how we may access and use MLS data and how MLS data must be displayed on our website and mobile application. The rules of each MLS to which we belong can vary widely and are complex. NAR, as well as state and local associations of REALTORS®, also have codes of ethics and rules governing members’ actions in dealings with other members, clients, and the public. We must comply with these codes of ethics and rules as a result of our membership in these organizations.

Title Service Regulation

Many states license and regulate title agencies or settlement service providers, their employees and underwriters. In many states, title insurance rates are either state-regulated or are required to be filed with each state by the agent or underwriter, and some states regulate the split of title insurance premiums between the agent and the underwriter. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital.

Mortgage Products and Services Regulation

Our mortgage business is subject to extensive federal, state, and local laws and regulations.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB. We are required to obtain licensure as a mortgage banker or lender pursuant to applicable state law, and we are currently only licensed to originate mortgage loans in Illinois, Pennsylvania, Texas, Virginia, Washington, and Washington D.C.

The federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 requires all states to enact laws requiring individuals acting as mortgage loan originators to be individually licensed or registered. In addition to licensing requirements, we must also comply with numerous federal consumer protection laws, including, among others, the Fair Debt Collection Practices Act, Truth in Lending Act, Fair Credit Reporting Act, Equal Credit Opportunity Act, Homeowners Protection Act, Home Mortgage Disclosure Act, National Flood Insurance Reform Act of 1994, and the FHA.

Privacy and Consumer Protection Regulation

We are subject to a variety of federal and state laws relating to our collection, use, and disclosure of data collected from our website and mobile users. Additionally, we are subject to regulations relating to the manner and circumstances under which we or third parties may market and advertise our products and services to customers, such as “Do Not Email” laws, U.S. Federal Trade Commission regulations and other state and federal laws regarding data protection and retention, privacy, advertising, unfair or deceptive acts or practices, and consumer protection, which are continuously evolving.

Redfin Mortgage receives, transmits and stores personally identifiable information from our customers to process mortgage applications and transactions. The sharing, use, disclosure, and protection of such information is governed by federal, state, and international laws regarding privacy and data security, all of which are frequently changing.

Labor Regulation

We are subject to federal and state regulations relating to our employment and compensation practices. We retain third-party licensed sales associates as associate agents, whom we classify as independent contractors. Independent contractor classification is subject to a number of federal and state laws. See “—Legal Proceedings” for a discussion of three lawsuits, each of which includes class and/or representative claims, filed by former third-party licensed sales associates against us, alleging that they were improperly classified as independent contractors.

Intellectual Property

We rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. As of December 31, 2017, we owned 13 U.S. patents, which expire between 2026 and 2036, and had 14 U.S. patent applications and one Canadian patent application. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of December 31, 2017, we owned 21 U.S. and two Canadian trademark registrations, including “Redfin,” "Redfin Estimate," “Walk Score,” “Title Forward” and related logos and designs. We also own several domain names including “Redfin,” “WalkScore,” our other trademarks, and similar variations.

We rely on trade secrets and confidential information to develop and maintain our competitive position. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees, third parties, and others who may have access to our proprietary information. We also require employees to sign invention assignment agreements with respect to inventions arising from their employment, and strictly control access to our proprietary technology.

Corporate Information

We were incorporated as Appliance Computing Inc. in Washington in October 2002. We reincorporated in Delaware in February 2005 and changed our name to Redfin Corporation in May 2006.

Our principal executive office is located at 1099 Stewart Street, Suite 600, Seattle, Washington 98101. Our telephone number is (206) 576-8333. Our website address is www.redfin.com. However, none of the information on, or accessible through, our website is incorporated into this Annual Report on Form 10-K.

Redfin, the Redfin logo, Redfin Estimate, Title Forward, Walk Score, Redfin Mortgage, Redfin Now, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

•
federal and state legislative, tax or regulatory changes that would adversely affect the U.S. residential real estate industry, including potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the mortgage market, and limitations on the deductions of certain mortgage interest expenses and property taxes;

•	increases in the exchange rate for the U.S. dollar compared to foreign currencies, causing U.S. real estate to be more expensive for foreign purchasers;

•	foreign regulatory changes or capital controls that would make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

•	strength of financial institutions;

•	high levels of foreclosure activity in particular markets;

•	a decrease in home ownership rates; or

•	political uncertainty in the United States.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable on an annual basis since we were founded, and as of December 31, 2017, we had an accumulated deficit of $129.0 million. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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

For 2015, 2016, and 2017, approximately 75%, 72%, and 69% of our real estate revenue, respectively, was derived from our top-10 markets, which consist of the metropolitan areas of Boston, Chicago, Los Angeles, Maryland, Orange County, Portland, San Diego, San Francisco, Seattle, and Virginia. These markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. Local and regional economic conditions in these markets differ materially from prevailing conditions in other parts of the United States. For instance, the Tax Cuts and Jobs Act recently signed into law imposes significant limits on the annual deduction for real estate taxes and mortgage interest expenses. Due to the higher home prices and real estate taxes in most of our top-10 markets as compared to other parts of the United States, these reductions may adversely and disproportionately affect demand for and sales prices of homes in these metropolitan areas. In addition, due to the higher home prices in these markets, our real estate revenue and gross margin is generally higher in these markets than in our smaller markets. Any overall or disproportionate downturn in demand or economic conditions in any of our largest markets, particularly if we are not able to increase revenue from our other markets, could result in a decline in our revenue and harm our business.

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

Traditionally, a “balanced” residential real estate industry requires enough homes on the market to satisfy six months of homebuyer demand. In recent years, home inventory has remained at historically low levels in many parts of the United States. Low inventory levels can harm our ability to attract customers, inflate home prices, increase competition for homes, increase our operating expenses because of home touring and offer-writing activities that do not result in closed transactions, and reduce transaction volumes. As a result, our customers may be unable to complete a sufficient number of real estate transactions to sustain or grow our transaction volume and revenue.

If we do not comply with the rules, terms of service, and policies of MLSs, our access to and use of listings data may be restricted or terminated and harm our business.

We must comply with each MLS’s rules, terms of service, and policies to access and use its listings data. Each of the more than 130 MLSs we belong to has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used, and listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between MLS rules. Complying with the rules of each MLS requires significant investment, including personnel, technology and development resources, other resources, and the exercise of considerable judgment. We cannot assure you that we are, and will remain at all times, in full compliance with all MLS rules, terms of service, and policies. If we are deemed to be noncompliant with an MLS’s rules, we may face disciplinary sanctions in that MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.

Our business model subjects us to challenges not faced by our competitors.

Unlike most of our brokerage competitors, we hire our lead agents as employees, rather than as independent contractors, and therefore we incur related costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. We also continue to invest heavily in developing our technology, as well as new offerings. As a result, we have significant costs, some of which we incur in anticipation of future growth in revenue and market share. In the event of fluctuations in demand in the markets we serve, or significant reductions in home sales’ prices, whether due to seasonality, cyclicality, changes in interest rates, tax laws, fiscal policy, or other events, we will not be able to adjust our expenses as rapidly as many of our competitors, and our business would be harmed. Additionally, due to these costs, our lead agent turnover may be more costly to us than to traditional brokerages, and our business may be harmed if we are unable to achieve the necessary level of lead agent productivity and retention to offset their related costs.

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

Our business is sensitive to general economic conditions that are outside our control. Those conditions include interest rates, inflation, tax laws, fluctuations in consumer confidence, fluctuations in equity and debt capital markets, availability of credit, and the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, disruptions in an economically significant geographic region, or equity or debt markets, acts or threats of war, terrorism, any of which could harm our business.

Increases in the after-tax costs of owning a home could reduce market demand for homes and harm our business.

In December 2017, the Tax Cuts and Jobs Act was signed into law. Previously, significant expenses of owning a home, including mortgage interest expenses and real estate taxes, were generally deductible expenses from an individual’s federal, and in some cases state, income taxes. The Tax Cuts and Jobs Act includes several provisions significantly limiting these income tax deductions. For instance, the annual deduction for real estate taxes and state and local income or sales taxes would generally be limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest would generally only be available with respect to acquisition indebtedness that does not exceed $750,000. The loss or reduction of these homeowner tax deductions is expected to adversely impact demand for and sales prices of homes, including those in the markets we operate. Any slowdown or decline in the real estate industry may harm our business.

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

In the third quarter of 2017 we began investing in more personal service for our homebuying customers, with modest agent hiring in a season when we've historically hired few or no agents. In the fourth quarter of 2017 we developed an entire program for asking agents to meet homebuying customers more often, and giving those customers more substantive, data-driven advice. As a result, in 2018 we plan to lower the number of homebuying customers each lead agent supports, hiring more lead agents than we otherwise would have. If this initiative doesn't result in greater productivity for our lead agents and better customer service, our business may be harmed.

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

We are currently defending three lawsuits, each of which includes class or representative claims. Although we have entered an agreement to settle these lawsuits and have received preliminary court approval, the settlement remains subject to final court approval. Further, we may from time to time be subject to additional lawsuits or administrative proceedings, claiming that certain of our independent contractor associate agents should be classified as our employees rather than as independent contractors. These lawsuits and proceedings typically seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, and other items), injunctive relief, or both. Adverse determinations in these matters could, among other things, require us to adopt certain changes in our business practices that are costly and time-consuming to implement, entitle our independent contractor associate agents to the benefit of wage and hour laws, and result in employment and withholding tax and benefit liabilities, as well as changes to the independent contractor status of our other non-employee service providers. Regardless of the validity of these claims or their outcome, we have incurred, and anticipate incurring in the future, significant costs and efforts to defend against or settle them. In addition, if legislative and regulatory authorities take actions that classify our independent contractor service providers as employees, we would incur liabilities under a variety of laws and regulations, including tax, workers’

compensation, unemployment benefits, labor, employment, and tort, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We are subject to an array of employment-related laws and regulations and failure to comply with these obligations could harm our business.

Our relationship with our employees is subject to various tax, wage and hour, unemployment, workers’ compensation, right to organize, anti-discrimination, workplace safety, and other employment- related laws. Each state has its own unique wage and hour laws, which have been the subject of growing litigation nationwide. In addition, federal and state regulatory authorities have increasingly challenged the classification of workers as independent contractors rather than as employees. Legislators have also proposed legislation to make it easier to reclassify independent contractors as employees, including legislation to increase recordkeeping requirements for employers of independent contractors, and to abolish safe harbors allowing certain individuals to be treated as independent contractors. Federal agencies and each state have their own rules and tests for determining the classification of workers, as well as whether employees meet exemptions from minimum wages and overtime laws. These tests consider many factors that also vary from state to state and have evolved based on case law, regulations, and legislative changes and frequently involve factual analysis as well. We may face significant penalties and damages if we are found to be noncompliant with any of these laws and regulations.

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

If our current and future technology developments and service improvement efforts are not successful, our business may be harmed.

We intend to continue investing significant resources in developing technology, tools, features, and products. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Moreover, technology development is inherently challenging and expensive, and the nature of development cycles may result in delays between the time we incur expenses and the time we make available new offerings and generate revenue, if any, from those investments. Anticipated customer demand for an offering we are developing could also decrease after the development cycle has commenced, and we wouldn't be able to recoup substantial costs we incurred.

For example, we've began developing proprietary offer-writing software that is designed to allow our agents to prepare an offer on a listing in as little as a few minutes. The localization required for each market is extensive and generally requires securing rights to use forms in each market. Different states, markets, MLSs, and local realtor associations require different real estate forms, and local customs around myriad deal terms differ widely, requiring us to build and support dozens of variations and addenda. There's no guarantee that we'll be able to adapt our software to, or secure rights to use local forms in our software in, major markets that we serve. Our offer-writing software may also contain errors, inaccuracies, or omissions that may harm us or our homebuying customers. In addition, we'll be required to make ongoing investments to ensure that our software reflects future changes or additions to the forms and other requirements in each market. If we fail to successfully develop and adapt our localized offer-writing software we may not achieve the desired results or returns on our investment and our business may be harmed.

In addition, our technology-powered brokerage model is relatively new and unproven, and differs significantly from traditional residential brokerages. Our success depends on our ability to innovate and adapt our technology-powered brokerage to meet evolving industry standards and customer and agent expectations.

There are many competitors in the markets we serve, including brokerages as well as non-brokerage real estate websites, and we may not be able to effectively compete both as a brokerage and a developer of technology. We cannot assure you that we will be able to identify, design, develop, implement, and utilize, in a timely and cost-effective manner, technologies and service offerings necessary for us to compete effectively, that such technologies and service offerings will be commercially successful, or that products and services developed by others will not render our offerings noncompetitive or obsolete. If we do not achieve the desired or anticipated customer acquisition and transaction efficiency leverage from our technology and service investments, our business may be harmed.

Our introduction of new services, such as originating and underwriting mortgage loans for customers and buying and selling homes directly, could fail to produce the desired or predicted results or harm our reputation.

From time to time, we develop new services. For example, in the first quarter of 2017, we began originating and underwriting mortgage loans for customers in Texas through our wholly owned subsidiary, Redfin Mortgage LLC, or Redfin Mortgage. Redfin Mortgage recently expanded its operations to Illinois, Pennsylvania, Virginia, and Washington D.C. Redfin Mortgage funds its loans using its warehouse credit facilities, intending to sell all loans to third-party financial institutions after a holding period. While Redfin Mortgage only originates loans upon receiving purchase commitments from third-party financial institutions, these commitments are subject to origination quality standards and these institutions still retain contractual rights to reject the loans. If Redfin Mortgage is unable to sell its loans, it may be required to repurchase them from the warehouse lenders and sell them at a discount.

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

Homes that we own are also subject to federal, state, and local laws governing hazardous substances. These laws often impose liability without regard to whether the owner was responsible for, or aware of, the release of such hazardous substances. If we take title to a property, the presence of hazardous substances may adversely affect our ability to resell the property, and we may become liable to governmental entities or third parties for various fines, damages, or remediation costs.

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

Our technology incorporates software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our technology. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in our use of such software, each of which could reduce or eliminate the value of our technologies and harm our business. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third- party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated and, if such risks materialize, could harm our business.

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

We have experienced rapid and significant growth in recent years that has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, we have grown from 752 employees as of December 31, 2013 to 2,422 employees as of December 31, 2017. As we continue to grow, our success will depend on our ability to expand, maintain, and improve technology that supports our business operations, as well as our financial and management information systems, disclosure controls and procedures, internal controls over financial reporting, and to maintain effective cost controls. This requires us to commit substantial financial, operational and technical resources. Our ability to manage these efforts could be affected by many factors, including a lack of adequate staffing with the requisite expertise and training. If our operational technology is insufficient to reliably service our customers and agents, then the number of visitors to our website and mobile application could decrease, agents may not desire to work for us, our customer service and transaction volume could suffer, and our costs could increase. In addition, our reputation may be negatively affected. Any of these events could harm our business.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may not be able to produce timely and accurate financial statements or comply with applicable regulations. We will incur increased costs as a result of operating as a public company.

As a public company, particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the U.S. Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market, or Nasdaq, have imposed various requirements on public companies, including establishing and maintaining effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective internal control over financial reporting and disclosure controls and procedures necessary to ensure timely and accurate reporting of operational and financial results. We may need to hire additional personnel, and our existing management team will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we continue to evaluate how to improve controls. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

        Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, will be required to furnish a report by our management on our internal control over financial reporting beginning with the fiscal year ending December 31, 2018.

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

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, we may use to reduce future taxable income or offset income taxes due. The NOLs start expiring in 2025.
Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo an ownership change, then our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

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

Through Title Forward, our title and settlement services subsidiary, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. These funds are held as restricted cash on our balance sheet; because we do not have rights to the cash, a corresponding customer deposit liability in the same amount is recognized in our consolidated balance sheets in other payables. Upon the satisfaction of the applicable conditions, we release the money to the appropriate party. Although we deposit this money with various banks, we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.

Risks Relating to Ownership of Our Common Stock

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

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	variations in general market, financial markets, economic, and political conditions in the United States;

•	changes in mortgage interest rates;

•	changes in federal, state, or local tax laws and policies;

•	variations in the housing market, including seasonal trends and fluctuations;

•	negative publicity related to the real or perceived quality of our website and mobile application, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, new business models, or changes in pricing;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws, regulations, or executive orders, or new interpretations of existing laws or regulations applicable to our business;

•	changes in MLS or other broker rules and regulations, or new interpretations of rules and regulations applicable to our business;

•	lawsuits threatened or filed against us, or unfavorable determinations or settlements in any such suits;

•	developments or disputes concerning our intellectual property or our technology, or third- party proprietary rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of any contractual lock-up or market standoff agreements; and

•	sales of shares of our common stock by us or our stockholders.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Sales of a substantial number of shares of our common stock, or the perception that they might occur, may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline.

As of December 31, 2017, there were 81,468,891 shares of our common stock outstanding. All lock-up restrictions entered into by security holders in connection with our initial public offering in July 2017 have expired as of the date of this Annual Report on Form 10-K, and all shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, approximately 13.2 million shares of our common stock that are subject to outstanding options as of December 31, 2017 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements, and Rules 144 and 701 under the Securities Act. We have also registered approximately 9.5 million shares of common stock that we may issue under our equity compensation plans.

Certain holders of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

We have broad discretion to use the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering. If we do not use the net proceeds effectively, our business, financial condition, results of operations, and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.

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

As of December 31, 2017, our executive officers, directors, five percent or greater stockholders and their respective affiliates own in the aggregate a majority of our common stock. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an emerging growth company, and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) December 31, 2022 (the last day of the fiscal year ending after the fifth anniversary of the date of the completion of our initial public offering); (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (4) the date we qualify as a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is in Seattle, Washington. The facility currently consists of approximately 84,000 square feet of space, and will expand to a total of approximately 113,000 square feet of space in January 2019. Our current lease, entered into in May 2016 and amended and restated in June 2017, expires in August 2027 with two options to extend the lease for an additional seven years each.

We also lease additional office space in Arizona, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, Washington, D.C., and Wisconsin. We intend to procure additional space in the future as we continue to add employees and expand our business. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

From time to time we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, claims related to the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources. Litigation and regulatory proceedings could result in unexpected expenses and liabilities, and we cannot predict whether any resulting expenses or liabilities would have a material adverse effect on our financial position, results of operations, cash flows, or reputation.

Misclassification

Third-party licensed sales associates filed three lawsuits against us in the Superior Court of the State of California in 2013 and 2014. Two of the actions, which are pled as “class actions,” were removed to, and are now pending in, the Northern District of California. One of these cases also includes representative claims under California’s Private Attorney General Act, Labor Code section 2698 et seq, or PAGA. The third action is pending in the Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints alleged that we had misclassified current and former third-party licensed sales associates in California as independent contractors and generally seek compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses.

In June 2017, we entered into an agreement to settle these lawsuits for an aggregate payment of $1.8 million. The settlement agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The proposed settlement class contemplated by the agreement includes all current and former third party licensed sales associates we engaged in California from January 16, 2009, through April 29, 2017. The settlement agreement has received preliminary court approval, but remains subject to final court approval.

While we believe we have complied with all applicable laws and regulations in classifying the third-party licensed sales associates as independent contractors, these cases are inherently complex and subject to many uncertainties. In the event the settlement is not approved, the cases may continue and a class may be certified. If that happens, there can be no assurance that the plaintiffs will not seek substantial damage awards, penalties, attorneys' fees, or other remedies.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “RDFN” since July 28, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the range of high and low sales price per share of our common stock, as reported on The Nasdaq Global Select Market:

Fiscal Year 2017	High	Low
Third Quarter (beginning July 28, 2017)	$33.49	$19.29
Fourth Quarter	$31.32	$19.50

Holders of Record

As of December 31, 2017, we had 551 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors considers relevant

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with that of the S&P 500 Index and the RDG Composite Index. The period shown commences on July 28, 2017, and ends on December 31, 2017, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on July 28, 2017. The stock price performance graph is not necessarily indicative of future price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On July 27, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-219093) effective for our Initial Public Offering, or IPO.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 28, 2017, pursuant to Rule 424(b)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following tables summarize our consolidated financial data. We derived our selected consolidated statements of operations data for the years ended December 31, 2014, 2015, 2016, and 2017, and our selected consolidated balance sheet data as of December 31, 2014, 2015, 2016, and 2017, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2014 and 2015 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2015	2016	2017

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$125,363	$187,338	$267,196	$370,036
Cost of revenue	93,272	138,492	184,452	258,216
Gross profit	32,091	48,846	82,744	111,820
Operating expenses:
Technology and development	17,876	27,842	34,588	42,532
Marketing	15,058	19,899	28,571	32,251
General and administrative	24,240	31,394	42,369	53,009
Total operating expenses	57,174	79,135	105,528	127,792
Income (loss) from operations	(25,083)	(30,289)	(22,784)	(15,972)
Interest income and other income, net:
Interest income	—	46	173	882
Other income, net	24	7	85	88
Total interest income and other income, net	47	53	258	970
Income (loss) before tax benefit (expense)	(25,036)	(30,236)	(22,526)	(15,002)
Income tax benefit (expense)	306	—	—	—
Net income (loss)	$(24,730)	$(30,236)	$(22,526)	$(15,002)
Accretion of redeemable convertible preferred stock	$(101,251)	$(102,224)	$(55,502)	$(175,915)
Net income (loss) attributable to common stock—basic and diluted	$(125,981)	$(132,460)	$(78,028)	$(190,917)
Net income (loss) per share attributable to common stock—basic and diluted	$(11.76)	$(9.87)	$(5.42)	$(4.47)
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic and diluted	10,716,557	13,416,411	14,395,067	42,722,114

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2014	2015	2016	2017

	(in thousands)
Cost of revenue	$1,280	$1,440	$2,266	$2,902
Technology and development	962	1,375	2,383	3,325
Marketing	237	298	469	487
General and administrative	2,717	2,449	3,295	4,387
Total	$5,196	$5,562	$8,413	$11,101

(2)
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stock, basic and diluted.

	As of December 31,
	2014	2015	2016	2017

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$112,127	$87,341	$65,779	$208,342
Working capital	106,196	83,234	60,445	204,349
Total assets	142,113	125,054	133,477	281,955
Redeemable convertible preferred stock	497,699	599,914	655,416	—
Total stockholders’ equity (deficit)	(370,595)	(495,713)	(563,734)	235,430

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. We are not aware of any misstatements regarding the industry, survey or research data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors. Factors that could cause or contribute to those differences in our actual results and factors that may affect industry, survey or research data include, but are not limited to, those discussed below and those discussed elsewhere in this Annual Report on Form 10-K, particularly in the sections “Special Note Regarding Forward-Looking Statements” above and Part I, Item 1A. “Risk Factors” above.
In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.

Overview
Redfin is a technology-powered residential real estate brokerage. We represent people buying and selling homes in over 80 markets throughout the United States. Our mission is to redefine real estate in the consumer’s favor. In a commission-driven industry, we put the customer first. We do this by pairing our own agents with our own technology to create a service that is faster, better, and costs less.

We earn substantially all of our revenue helping our customers buy and sell homes. Our key revenue components are:

•
Brokerage Revenue. We earn brokerage revenue from commissions we receive from representing homebuyers. Traditional brokerage buy-side commissions typically range from 2.5% to 3% of a home’s sale price, depending on the market. We typically return a portion of this commission to our homebuyer through a commission refund or closing-cost reduction. We recognize the remaining commission amount as revenue. We also earn revenue from commissions we receive from representing home sellers. Typical traditional brokerage sell-side commissions range from 2.5% to 3% of a home’s sale price. Our sell-side commissions, which we recognize as revenue, are typically 1% to 1.5% of a home’s sale price, depending on the market and subject to market-by-market minimums.

•
Partner Revenue. Through the Redfin Partner Program, we refer customers to partner agents when we do not have a lead agent available to serve the customer due to high demand or geographic limitations. Partner agents pay us a fee representing a portion of the commission they receive when they close a referred transaction. For the years ended December 31, 2015, 2016 and 2017, we gave a portion of this referral fee to the customer in certain circumstances and recognized the remaining amount as revenue. In December 2017, we stopped giving a portion of our referral fee to the customer.

•
Other Revenue. We offer services beyond helping customers buy and sell homes. For example, we currently provide title and settlement services in ten states and mortgage services in three states. We also license data and analytics from Walk Score, our neighborhood walk-ability tool. We operate an experimental business, Redfin Now, where we buy homes directly from homeowners and resell them to homebuyers.

We strive to be frugal with every expense, including capital expenditures and stock-based compensation. At the same time, we intend to continue to invest thoughtfully for long-term growth, with a focus on growing share in the markets we currently serve. We’ve invested, and expect to continue to invest, in marketing to promote the Redfin brand and in technology development to make the homebuying and home selling experience better and faster for our customers and our agents, while continuing to lower costs.
Our growth has been significant. For the years ended December 31, 2015, 2016, and 2017, we generated revenue of $187.3 million, $267.2 million, and $370.0 million, respectively, representing annual growth of 49%, 43%, and 38%, respectively. We generated net losses of $30.2 million, $22.5 million, and $15.0 million for the years ended December 31, 2015, 2016, and 2017, respectively

Initial Public Offering
On August 2, 2017, we completed our initial public offering, or IPO, in which we issued and sold 10,615,650 shares of our common stock (including 1,384,650 shares pursuant to the underwriters' option to purchase additional shares) at a public offering price of $15.00 per share. The aggregate gross proceeds were approximately $159.2 million. We received $144.4 million in net proceeds after deducting $11.1 million of underwriting discounts and commissions and $3.7 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there are no shares of redeemable convertible preferred stock outstanding.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2015	2016	2017

Monthly average visitors (in thousands)	11,705	16,215	22,623
Real estate transactions:
Brokerage	18,586	25,868	35,038
Partner	8,906	9,482	10,755
Total	27,492	35,350	45,793
Real estate revenue per real estate transaction:
Brokerage	$9,215	$9,436	$9,429
Partner	1,142	1,719	1,971
Aggregate	6,600	7,366	7,677
Aggregate home value of real estate transactions (in millions)	12,296	16,199	21,280
U.S. market share by value	0.44%	0.54%	0.67%
Revenue from top-10 Redfin markets as a percentage of real estate revenue	76%	72%	69%
Average number of lead agents	591	763	1,023

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
When we refer to "monthly average visitors" for a particular period, we are referring to the average number of unique visitors to our website and our mobile application for each of the months in that period, as measured by Google Analytics, a product that provides digital marketing intelligence. Visitors are tracked by Google Analytics using cookies, with a unique cookie being assigned to each browser or mobile application on a device. For any given month, we count all of the unique cookies that visited our website or either our iOS or Android mobile application during that month; each such unique cookie is a unique visitor. If a person accesses our mobile application using different devices within a given month, each such mobile device is counted as a separate visitor for that month. If the same person accesses our website using an anonymous browser, or clears or resets cookies on his or her device, each access with a new cookie is counted as a new unique visitor for that month.

Real Estate Transactions
Increasing the number of real estate transactions in which we or our partner agents represent homebuyers and home sellers is critical to increasing our revenue and, in turn, to achieving profitability. Real estate transaction volume is influenced by the pricing and quality of our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate transaction volume is also affected by seasonality and macroeconomic factors. We include a single transaction twice when we or our partner agents serve both the homebuyer and the home seller of a home.

Real Estate Revenue per Real Estate Transaction
Real estate revenue per real estate transaction, together with the number of real estate transactions, is a factor in evaluating business growth and determining pricing. Changes in revenue per real estate transaction can be affected by our pricing, the mix of transactions from homebuyers and home sellers, changes in the value of homes in the markets we serve, the geographic mix of our transactions, and the transactions we refer to partner agents.
We generally generate more revenue per real estate transaction from representing homebuyers than home sellers. From 2015 through 2017, the percentage of brokerage transactions from home sellers increased from slightly over 25% to slightly over 35%. We expect this trend to continue, because we believe that representing homes sellers has unique strategic value, including the marketing power of yard signs and digital marketing campaigns, and the market effect of controlling listing inventory. To keep revenue per brokerage transactions about the same from year to year, we expect to reduce our commission refund to homebuyers as more of our brokerage transactions come from home sellers. Based on prior pricing changes, we believe that home sellers are more sensitive to pricing than homebuyers.
We calculate real estate revenue per real estate transaction by dividing brokerage, partner, or aggregate revenue, as applicable, by the corresponding number of real estate transactions in any period.

Aggregate Home Value of Real Estate Transactions
The aggregate home value of real estate transactions completed by our lead agents and of the real estate transactions we refer to partner agents is an important indicator of the health of our business because our revenue is largely based on a percentage of each home’s sale price. This metric is affected chiefly by the number of customers we serve, but also by changes in home values in the markets we serve. We include the value of a single transaction twice when we or our partner agents serve both the homebuyer and home seller of a transaction.

U.S. Market Share by Value
Increasing our U.S. market share by value is critical to our ability to grow our business and achieve profitability over the long term. We believe there is a significant opportunity to increase our share in the markets we currently serve.
We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. home sales by the mean sale price of these sales, each as reported by the National Association of Realtors, or NAR. We calculate our market share by aggregating the home value of real estate transactions conducted by our lead agents or our partner agents. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the estimated aggregate value of U.S. home sales.

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
Components of Our Results of Operations

Revenue
We generate revenue primarily from commissions and fees charged on real estate transactions closed by our lead agents or partner agents.
Real Estate Revenue
Brokerage Revenue—Brokerage revenue consists of commissions earned on real estate transactions closed by our lead agents. We recognize commission-based revenue on the closing of a transaction, less the amount of any commission refund or any closing-cost reduction, commission discount, or transaction-fee adjustment. Brokerage revenue is affected by the number of real estate transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.
Partner Revenue— Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we give to customers.
Other Revenue
Other revenue consists of fees charged for title and settlement services, mortgage operations, licensing and analytics fees from our Walk Score service, homes sold by Redfin Now, and other services. Revenue is recognized when the service is provided. Redfin Now is our experimental new service where we buy homes directly from homeowners and resell them to homebuyers. Revenue earned from homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.

Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay and benefits), stock- based compensation, transaction bonuses, home-touring and field expenses, listing expenses, office and occupancy expenses, depreciation and amortization related to fixed assets and acquired intangible assets, and, for Redfin Now, the cost of homes including the purchase price and capitalized improvements. We expect our personnel expenses to increase as we continue to hire more lead agents to reduce the number of homebuying customers that each lead agent serves.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are real estate revenue per real estate transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for Redfin Now, the cost of homes.

Operating Expenses
Technology and Development

Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses consist primarily of personnel costs, stock-based compensation, data-license expenses, software costs, and equipment and infrastructure costs, such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.
Marketing
Marketing expenses consist primarily of media costs for online and traditional advertising, as well as personnel costs and stock-based compensation.
General and Administrative
General and administrative expenses consist primarily of personnel costs, stock-based compensation, facilities costs and related expenses for our executive, finance, human resources, and legal organizations, depreciation related to the Company's fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2015	2016	2017

	(in thousands)
Revenue	$187,338	$267,196	$370,036
Cost of revenue(1)	138,492	184,452	258,216
Gross profit	48,846	82,744	111,820
Operating expenses:
Technology and development(1)	27,842	34,588	42,532
Marketing(1)	19,899	28,571	32,251
General and administrative(1)	31,394	42,369	53,009
Total operating expenses	79,135	105,528	127,792
Income (loss) from operations	(30,289)	(22,784)	(15,972)
Interest income and other income, net	53	258	970
Net income (loss)	$(30,236)	$(22,526)	$(15,002)

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2016	2017

	(in thousands)
Cost of revenue	$1,440	$2,266	$2,902
Technology and development	1,375	2,383	3,325
Marketing	298	469	487
General and administrative	2,449	3,295	4,387
Total	$5,562	$8,413	$11,101

	Year Ended December 31,
	2015	2016	2017

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	73.9	69.0	69.8
Gross profit	26.1	31.0	30.2
Operating expenses:
Technology and development(1)	14.9	12.9	11.6
Marketing(1)	10.6	10.7	8.7
General and administrative(1)	16.7	15.9	14.3
Total operating expenses	42.2	39.5	34.6
Income (loss) from operations	(16.1)	(8.5)	(4.4)
Interest income and other income, net	—	0.1	0.3
Net income (loss)	(16.1)%	(8.4)%	(4.1)%
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2016	2017

	(as a percentage of revenue)
Cost of revenue	0.8%	0.8%	0.8%
Technology and development	0.7	0.9	0.9
Marketing	0.2	0.2	0.1
General and administrative	1.3	1.2	1.2
Total	3.0%	3.1%	3.0%
Comparison of the Years Ended December 31, 2016 and 2017

Revenue

	Year Ended December 31,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Real estate revenue:
Brokerage revenue	$244,079	330,372	$86,293	35%
Partner revenue	16,304	21,198	4,894	30
Total real estate revenue	260,383	351,570	91,187	35
Other revenue	6,813	18,466	11,653	171
Revenue	$267,196	370,036	$102,840	38
Percentage of revenue
Real estate revenue:
Brokerage	91.4%	89.3%
Partner revenue	6.1	5.7
Total real estate revenue	97.5	95.0
Other revenue	2.5	5.0
Revenue	100.0%	100.0%

In 2017, revenue increased by $102.8 million, or 38%, as compared with 2016. Brokerage revenue represented $86.3 million, or 84%, of the increase. Brokerage revenue grew 35% during the period, driven by a 35% increase in brokerage real estate transactions and offset by a 0.1% decrease in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Other revenue increased $11.7 million, or 171%, as compared with 2016. $10.5 million of the $11.7 million increase was attributed to Redfin Now. There was no Redfin Now revenue in 2016.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$176,408	$237,832	$61,424	35%
Other	8,044	20,384	12,340	153
Total cost of revenue	$184,452	$258,216	$73,764	40

Gross profit
Real estate	$83,975	$113,738	$29,763	35%
Other	(1,231)	(1,918)	(687)	56
Total gross profit	$82,744	$111,820	$29,076	35

Gross margin (percentage of revenue)
Real estate	32.3%	32.4%
Other	(18.1)	(10.4)
Total gross margin	31.0	30.2
In 2017, total cost of revenue increased by $73.8 million, or 40%, as compared with 2016. This increase in cost of revenue was primarily attributable to a $27.1 million increase in personnel costs and stock-based compensation due to increased lead agent and related support-staff headcount, a $15.6 million increase in transaction bonuses, an $11.9 million increase in home-touring and field costs and a $9.5 million increase in the cost of homes purchased through Redfin Now.
Total gross margin decreased 75 basis points for 2017 as compared with 2016.
In 2017, real estate gross margin increased 10 basis points as compared with 2016. This was primarily attributable to a 38 basis-point decrease in transaction bonuses, a 12 basis-point decrease in operating expenses, and a 10 basis-point decrease in personnel costs and stock-based compensation, each as a percentage of revenue. This was partially offset by a 29 basis-point increase in office and occupancy expenses and a 23 basis-point increase in home-touring and field costs, each as a percentage of revenue.
In 2017, other gross margin increased 769 basis points as compared with 2016. The year-over-year change was impacted by the introduction of Redfin Now, which includes the cost of homes in the cost of revenue. This other gross margin increase was primarily attributable to a 2,952 basis-point decrease in personnel costs and stock-based compensation, an 1,860 basis-point decrease in operating expenses, a 584 basis-point decrease in depreciation and amortization and a 541 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 5,156 basis-point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now.
Operating Expenses

	Year Ended December 31,		Change
	2016	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$34,588	$42,532	$7,944	23%
Marketing	28,571	32,251	3,680	13
General and administrative	42,369	53,009	10,640	25
Total operating expenses	$105,528	$127,792	$22,264	21
Percentage of revenue
Technology and development	12.9%	11.6%
Marketing	10.7	8.7
General and administrative	15.9	14.3
Total operating expenses	39.5%	34.6%
In 2017, technology and development expenses increased by $7.9 million, or 23%, as compared with 2016. The increase was primarily attributable to a $7.1 million increase in personnel costs and stock-based compensation due to increased headcount and a $0.5 million increase in outside services including cloud-based technology.
In 2017, marketing expenses increased by $3.7 million, or 13%, as compared with 2016. The increase was primarily attributable to a $3.7 million increase in marketing media costs as we expanded advertising. Personnel costs and stock-based compensation were flat as compared with 2016.
In 2017, general and administrative expenses increased by $10.6 million, or 25%, as compared with 2016. The increase was attributable to a $6.4 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, a $1.6 million increase in outside services expenses, and a $1.5 million increase in occupancy and office expenses. Included in the 2016 expenses is $1.8 million related to the proposed settlement of three lawsuits, as described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2015 and 2016
Revenue

	Year Ended December 31,		Change
	2015	2016	Dollars	Percentage

	(in thousands, except percentages)
Real estate revenue:
Brokerage revenue	$171,276	$244,079	$72,803	43%
Partner revenue	10,170	16,304	6,134	60
Total real estate revenue	181,446	260,383	78,937	44
Other revenue	5,892	6,813	921	16
Revenue	$187,338	$267,196	$79,858	43
Percentage of revenue
Real estate revenue:
Brokerage revenue	91.5%	91.4%
Partner revenue	5.4	6.1
Total real estate revenue	96.9	97.5
Other revenue	3.1	2.5
Revenue	100.0%	100.0%
In 2016, revenue increased by $79.9 million, or 43%, as compared with 2015. Brokerage revenue represented $72.8 million, or 91%, of the increase. Brokerage revenue also grew 43% during the period,

driven by a 39% increase in brokerage real estate transactions and a 2% increase in real estate revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand and market share in most of our markets.
In late 2015, we reduced the amount of our average commission refund or closing-cost adjustment by approximately $550. This change in pricing positively affected our real estate revenue per brokerage transaction in early 2016 as those transactions began to close. In early 2016, we changed pricing and the structure of the Redfin Partner Program. Instead of paying 15% of the commissions partner agents earned through the program to us, partner agents began paying us 30%. At the same time, we began directly issuing a $500 check to certain partner program customers, partially offsetting the increase in referral fees paid by partner agents. These changes to our partner program positively affected our real estate revenue per partner transaction in 2016. At the end of 2017, we discontinued issuing the $500 check to partner program customers entirely.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2015	2016	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$131,522	$176,408	$44,886	34%
Other	6,970	8,044	1,074	15
Total cost of revenue	$138,492	$184,452	$45,960	33

Gross profit
Real estate	$49,924	$83,975	$34,051	68%
Other	(1,078)	(1,231)	(153)	14
Total gross profit	$48,846	$82,744	$33,898	69

Gross margin (percentage of revenue)
Real estate	27.5%	32.3%
Other	(18.3)	(18.1)
Total gross margin	26.1	31.0
In 2016, cost of revenue increased by $46.0 million, or 33%, as compared with 2015. This increase in cost of revenue was primarily attributable to a $17.9 million increase in personnel costs due to increased lead agent and related support staff headcount, a $13.3 million increase in transaction bonuses, and a $8.1 million increase in home touring and field costs.
Gross margin increased 489 basis points for 2016 as compared with 2015. This was primarily attributable to a 253 basis-point reduction in personnel costs and a 77 basis-point reduction in home-touring and field costs, each as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2015	2016	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$27,842	$34,588	$6,746	24%
Marketing	19,899	28,571	8,672	44
General and administrative	31,394	42,369	10,975	35
Total operating expenses	$79,135	$105,528	$26,393	33
Percentage of revenue
Technology and development	14.9%	12.9%
Marketing	10.6	10.7
General and administrative	16.7	15.9
Total operating expenses	42.2%	39.5%
In 2016, technology and development expenses increased by $6.7 million, or 24%, as compared with 2015. The increase was primarily attributable to a $5.4 million increase in personnel costs and stock-based compensation due to increased headcount. The increase was also due to a $0.9 million increase in office and occupancy expenses. The increase was partially offset by a $0.3 million decrease due to reduced use of contract software developers.
In 2016, marketing expenses increased by $8.7 million, or 44%, as compared with 2015. The increase was primarily attributable to a $9.4 million increase in marketing media costs as we expanded advertising, partially offset by a $0.9 million decrease in personnel costs.
In 2016, general and administrative expenses increased by $11.0 million, or 35%, as compared with 2015. The increase was attributable to a $4.5 million increase in personnel costs, largely the result of increases in headcount to support continued growth and a $1.0 million increase in occupancy and office expenses. Included in the 2016 expenses is $1.8 million related to the proposed settlement of three lawsuits, as described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Quarterly Results of Operations and Key Business Metrics
The following tables set forth our unaudited quarterly statements of operations data for each of the nine quarters in the period ended December 31, 2017, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included elsewhere in this 10-K.

Quarterly Results

	Three Months Ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017

	(in thousands)
Revenue	$45,733	$41,636	$77,714	$81,064	$66,782	$59,868	$104,935	$109,479	$95,754
Cost of revenue(1)	35,018	38,505	50,303	50,147	45,497	53,492	67,975	70,166	66,583
Gross profit	10,715	3,131	27,411	30,917	21,285	6,376	36,960	39,313	29,171
Operating expenses:
Technology and development(1)	7,459	7,898	8,060	9,781	8,849	9,672	10,090	11,483	11,287
Marketing(1)	4,888	9,211	8,486	5,436	5,438	10,459	10,132	5,588	6,072
General and administrative(1)	7,157	10,385	9,526	10,037	12,421	14,367	12,466	11,995	14,181
Total	19,504	27,494	26,072	25,254	26,708	34,498	32,688	29,066	31,540
Income (loss) from operations	(8,789)	(24,363)	1,339	5,663	(5,423)	(28,122)	4,272	10,247	(2,369)
Interest income and other income, net	18	84	49	37	88	56	32	311	571
Net income (loss)	$(8,771)	$(24,279)	$1,388	$5,700	$(5,335)	$(28,066)	$4,304	$10,558	$(1,798)

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017

	(in thousands)
Cost of revenue	$455	$518	$525	$546	$677	$714	$699	$715	$774
Technology and development	404	539	559	555	730	731	751	819	1,024
Marketing	90	110	112	114	133	119	123	121	124
General and administrative	568	654	718	940	983	1,117	1,065	1,054	1,151
Total	$1,517	$1,821	$1,914	$2,155	$2,523	$2,681	$2,638	$2,709	$3,073

	Three Months Ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	76.6	92.5	64.7	61.9	68.1	89.3	64.8	64.1	69.5
Gross profit	23.4	7.5	35.3	38.1	31.9	10.7	35.2	35.9	30.5
Operating expenses:
Technology and development(1)	16.3	19.0	10.4	12.1	13.3	16.2	9.6	10.5	11.8
Marketing(1)	10.7	22.1	10.9	6.7	8.1	17.5	9.7	5.1	6.3
General and administrative(1)	15.6	24.9	12.3	12.3	18.6	24.0	11.8	11.0	14.9
Total	42.6	66.0	33.6	31.1	40.0	57.7	31.1	26.6	33.0
Income (loss) from operations	(19.2)	(58.5)	1.7	7.0	(8.1)	(47.0)	4.1	9.3	(2.5)
Interest income and other income, net	—	0.2	0.1	—	0.1	0.1	—	0.3	0.6
Net income (loss)	(19.2)%	(58.3)%	1.8%	7.0%	(8.0)%	(46.9)%	4.1%	9.6%	(1.9)%

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017

	(as a percentage of revenue)
Cost of revenue	1.0%	1.2%	0.7%	0.7%	1.0%	1.2%	0.7%	0.7%	0.8%
Technology and development	0.9	1.3	0.7	0.7	1.1	1.2	0.7	0.7	1.1
Marketing	0.2	0.3	0.1	0.1	0.2	0.2	0.1	0.1	0.1
General and administrative	1.2	1.6	0.9	1.2	1.5	1.9	1.0	1.0	1.2
Total	3.3%	4.4%	2.4%	2.7%	3.8%	4.5%	2.5%	2.5%	3.2%
Revenue for the periods above has followed a seasonal pattern consistent with the residential real estate industry. Accordingly, revenue in 2016 and 2017 increased sequentially from the first quarter through the third quarter. Revenue in the fourth quarters of 2016 and 2017, as well as the first quarters of 2016 and 2017, declined sequentially.
Cost of revenue has also reflected seasonality. Cost of revenue in 2016 and 2017 increased sequentially from the first quarter through the second quarter. In the third quarter of 2016, cost of revenue decreased sequentially as we kept the average number of lead agents flat with the second quarter. In the third quarter of 2017, cost of revenue increased sequentially as we continued to hire lead agents and our Redfin Now business grew. In the fourth quarters of 2016 and 2017, the cost of revenue declined sequentially due to lower real estate transaction volume.
Technology and development expenses are influenced period to period by the timing of development project expenses, including the additional use of contract software developers as well as the utilization of interns, who typically work with the company during the third quarter. Marketing expenses are influenced by seasonal factors and the timing of advertising campaigns. We typically spend more on advertising during the first half of the year than the second half of the year.

Quarterly Key Business Metrics

	Three Months Ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017

Monthly average visitors (in thousands)	11,142	13,987	17,021	17,795	16,058	20,162	24,400	24,518	21,377
Real estate transactions:
Brokerage	4,510	4,005	7,497	7,934	6,432	5,692	10,221	10,527	8,598
Partner	2,273	1,936	2,602	2,663	2,281	2,041	2,874	3,101	2,739
Total	6,783	5,941	10,099	10,597	8,713	7,733	13,095	13,628	11,337
Real estate revenue per real estate transaction:
Brokerage	$9,242	$9,485	$9,524	$9,333	$9,428	$9,570	$9,301	$9,289	$9,659
Partner	1,177	1,224	1,633	1,932	1,991	1,911	1,945	1,960	2,056
Aggregate	$6,539	$6,793	$7,491	$7,474	$7,481	$7,548	$7,687	$7,621	$7,822
Aggregate home value of real estate transactions (in millions)	$2,984	$2,599	$4,684	$4,898	$4,018	$3,470	$6,119	$6,341	$5,350
U.S. market share by value	0.46%	0.48%	0.53%	0.57%	0.56%	0.58%	0.64%	0.71%	0.71%
Revenue from top-10 Redfin markets as a percentage of real estate revenue	73%	71%	74%	72%	71%	68%	69%	69%	69%
Average number of lead agents	667	743	756	756	796	935	1,010	1,028	1,118
Similar to our revenue, monthly average visitors to our website and mobile application has typically followed a seasonal pattern, increasing sequentially in 2016 and 2017 from the first quarter through the third quarter. Monthly average visitors fell sequentially during the fourth quarters of 2016 and 2017 following seasonality.
Liquidity and Capital Resources

On August 2, 2017, we closed our IPO of 10,615,650 shares of our common stock at a public offering price of $15.00 per share. We received approximately $144.4 million in net proceeds after deducting underwriting discounts and commission, and offering costs.
Prior to our IPO, our principal sources of liquidity were the net proceeds we received through private sales of our equity securities. From our inception through our IPO, we completed several rounds of sales of shares of our redeemable convertible preferred stock to investors, with total gross proceeds of approximately $167.5 million.
In the first quarter of 2017, we introduced Redfin Mortgage to originate and underwrite mortgage loans, and began testing a new service called Redfin Now, where we buy homes directly from home sellers, intending to resell those homes. To date, neither business has had a material impact on our liquidity. As of December 31, 2017, we held $3.4 million of home inventory. If we decide to significantly expand these new product offerings, we may seek to raise additional capital through equity, equity-linked, or debt-financing arrangements to fund this expansion. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2016	2017

	(in thousands)
Net cash provided by (used in) operating activities	$(22,221)	$(9,352)	$5,355
Net cash used in investing activities	(4,567)	(13,567)	(10,364)
Net cash provided by financing activities	$3,545	$1,744	$149,822

Cash Flows from Operating Activities
Net cash provided by operating activities in 2017 consisted of $15.0 million of net losses, an $18.3 million positive impact from non-cash items, an $8.4 million reduction in miscellaneous receivables when the landlord for our Seattle headquarters office reimbursed us for tenant improvements, and a $4.9 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due. These benefits were partially offset by a $4.2 million increase in prepaid expenses, the introduction of $3.4 million in home purchases from testing Redfin Now, a $2.7 million increase in accrued revenue due to the collection and timing of real estate transactions that had closed, and $1.9 million in mortgage loans funded but not yet sold.
Net cash used in operating activities in 2016 consisted of $22.5 million of net losses, a $14.7 million positive impact from non-cash items, a $7.2 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and a $2.2 million decrease in prepaid expenses. These benefits were partially offset by a $6.0 million increase in other long-term assets, including a $5.4 million deposit with the landlord for our new Seattle headquarters office space. We also incurred a $5.0 million increase in accrued revenue due to the collection and timing of real estate transactions that closed.
Net cash used in operating activities in 2015 consisted of $30.2 million of net losses, a $10.0 million positive impact from non-cash items, and a $3.9 million increase in accrued expenses due to the timing of when amounts came due. These benefits were partially offset by a $4.0 million increase in prepaid expenses, and a $2.7 million increase in accrued revenue due to the collection and timing of real estate transactions that had closed.

Cash Flows from Investing Activities

Net cash used in investing activities in 2017 consisted of $12.1 million of fixed asset purchases, including $6.5 million of leasehold improvements, equipment and furnishings for our new Seattle headquarters office space and $4.4 million of capitalized software development expenses. This was partially offset by a net $1.8 million from the sale and maturity of short-term investments.
Net cash used in investing activities in 2016 consisted of $13.6 million of fixed asset purchases, including $8.0 million of construction in progress for our new Seattle headquarters office space and $3.2 million of capitalized software development expenses.
Net cash used in investing activities in 2015 consisted of $4.6 million of purchases of fixed assets, including internal use software development.

Cash Flows from Financing Activities
Net cash provided by financing activities in 2017 consisted of $144.5 million in net proceeds from our IPO, $3.0 million in proceeds from the exercise of stock options and $2.0 million in net borrowing from our warehouse credit facilities for mortgage origination.
Net cash provided by financing activities in 2016 consisted of $1.5 million in proceeds from the exercise of stock options.
Net cash provided by financing activities in 2015 consisted of $1.7 million from proceeds from the exercise of stock options.
Contractual Obligations
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2017:

	Payments Due by Period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Operating leases	$58,740	$7,595	$15,282	$13,453	$22,410
Purchase obligations	5,106	3,003	2,103	—	—
Total	$63,846	$10,598	$17,385	$13,453	$22,410
In May 2016, we entered into a lease for a new corporate headquarters in Seattle, Washington, which was subsequently amended and restated in June 2017. This amendment had no effect on our contractual obligations. The minimum lease payments total $43.8 million, which will be due over 133 months, beginning in mid-2017 and lasting through 2027.
Our purchase obligations primarily relate to the noncancelable portion of commitments related to our network infrastructure and annual employee meeting. We do not include in the table above obligations under contracts that we can cancel without significant penalty. We also include the purchase prices of homes that we are under contract to purchase through Redfin Now but that have not yet closed. There were three such homes as of December 31, 2017.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

Revenue Recognition
Revenue primarily consists of commissions and fees charged on each real estate transaction completed by us or our partner agents. We recognize commission-based brokerage revenue upon closing of a real estate transaction, net of any commission refund, closing-cost adjustment, commission discount or transaction fee adjustment. Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close a referred transaction, net of any refund provided to customers. Revenue earned from selling homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.
Revenue earned but not received is recorded as accrued revenue on the accompanying consolidated balance sheets. Fees and revenue from other services are recognized when the service is provided. We have completed our analysis of the new revenue standard, Revenue from Contracts with Customers (Topic 606), and determined the adoption will not have a material impact on our financial statements. For further discussion of the new revenue standard, please see Note 1 to our consolidated financial statements included elsewhere in Annual Report on Form 10-K.

Stock-based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
Determining the fair value of stock options at the grant date is highly complex and subjective and requires significant judgment. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, the output of which is affected by a number of variables.
These variables include the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends, which are estimated as follows:

•
Fair Value of Our Common Stock. Prior to our IPO, the fair value of the shares of our common stock underlying stock options was established by our board of directors with the assistance of an independent third-party valuation firm. Because there was no public market for our common stock, our board of directors has relied on this independent valuation and other factors to establish the fair value of our common stock at the time of grant of the option.

•	Expected Life. The expected term was estimated using the simplified method allowed under SEC guidance.

•
Volatility. Prior to our IPO, the expected stock price volatility for our common stock was estimated by taking the average historical price volatility for industry peers based on daily price observations. Industry peers consist of several public companies in the real estate brokerage and technology industries. In 2015, we changed the group of industry peers due to external mergers and acquisitions in the real estate industry.

•	Risk-Free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
On January 1, 2017, we adopted Accounting Standards Update, or ASU, 2016-09 and elected to book forfeitures as they occur, using the modified retrospective approach through a cumulative-effect adjustment of approximately $0.5 million to beginning accumulative deficit. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In late 2017, we began issuing restricted stock units (RSUs) as the primary form of equity compensation for our employees. Compensation cost for restricted stock units is measured at the fair value on the grant date and recognized as expense over the related service period.

Valuation of Common Stock and Redeemable Convertible Preferred Stock
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following:

•	contemporaneous unrelated third-party valuations of our common stock;

•	the prices at which we sold shares of our redeemable convertible preferred stock to outside investors in arm’s-length transactions;

•	the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	our results of operations, financial position and capital resources;

•	current business conditions and projections;

•	the lack of marketability of our common stock;

•	the hiring of key personnel and the experience of our management;

•	the fact that the option grants involve illiquid securities in a private company;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given the prevailing market conditions;

•	industry trends and competitive environment;

•	trends in the U.S. residential real estate market; and

•	overall economic indicators, including gross domestic product, employment, inflation, and interest rates.
We performed valuations of our common stock that took into account the factors described above and used a combination of valuation methods as deemed appropriate under the circumstances applicable at the valuation date to determine our business enterprise value, or BEV, including the following approaches:

•
The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. To determine our peer group of companies, we considered a combination of public enterprises using Internet-based technology and incurring similar costs to deliver services and selected those that are similar in business operations, products, size, growth, financial performance, and geographic location. From the comparable companies, a representative market value multiple is determined, which is applied to the subject company’s operating results to estimate the value of the subject company. The market value multiple was determined based on consideration of revenue multiples and earnings before interest, taxes, depreciation and amortization, or EBITDA, and gross margin to each of the companies’ last 12-month revenue and the next fiscal year 12-month revenue. The multiples are calculated and then applied to the business being valued. The estimated value is then discounted by a non-marketability factor (discount for lack of marketability) due to the fact that stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies, which affects liquidity.

•
The income approach estimates value based on the expectation of future cash flows that a company will generate over a discrete projection period, as well as for the terminal period. The projected free cash flows include earnings before interest and taxes, less taxes, plus depreciation and amortization, less capital expenditures plus an increase or decrease in working capital. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in similar lines of business as of each calculations date and is adjusted to reflect the risks inherent in our cash flows. In addition, we also consider an appropriate discount adjustment to recognize the lack of marketability due to being a private company.

•
The prior sale of company stock approach estimates value by considering any prior arm’s length sales of our equity. When considering prior sales of our equity, the valuation considers the size of the equity sale, the relationship of the parties involved in the transaction, the timing of the equity sale, and our financial condition at the time of the sale.

Once the equity value is determined, one of the following methods was used to allocate the BEV to each of our classes of stock: (1) the option pricing method, or OPM; (2) a probability weighted expected return method, or PWERM; (3) the current value method, or CVM; or (4) the hybrid method, which is a hybrid between the OPM, PWERM or CVM methods.
The OPM treats common stock and preferred stock as call options on a business, with exercise prices based on the liquidation preference of the preferred stock. Therefore, the common stock only has value if the funds available for distribution to the holders of common stock exceeds the value of the liquidation preference of the preferred stock at the time of a liquidity event, such as a merger, sale, or initial public offering, assuming the business has funds available to make a liquidation preference meaningful and collectible by stockholders. The common stock is modeled as a call option with a claim on the business at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM uses the Black-Scholes-Merton option pricing model to price the call option.
The PWERM employs various market approach calculations depending upon the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each stockholder class are considered to allocate the equity value to common shares. The common share value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock is based upon possible future exit events for our company.

The CVM allocates the enterprise value derived from one or more of the methods described above to the various series of a company’s preferred stock based on their respective liquidation preferences or conversion values, in accordance with the terms of the prevailing certificate of incorporation, assuming that each class of stock takes the course of action that maximizes its return. The fundamental assumption of this method is that the manner in which each class of preferred stockholders will exercise its rights and achieve its return is determined based on the enterprise value as of the valuation date and not at some future date. Accordingly, depending upon the equity value and the nature and amount of the various liquidation preferences, preferred stockholders will participate in equity value allocation either as holders of preferred stock or, if conversion would provide them with better economic results, as holders of common stock. We utilized CVM to account for certain secondary transactions involving our common stock. Specifically, we considered pricing, investor participation, visibility of information between the parties, and the purpose and size of the transaction.
Following our IPO, we have relied on the closing price of our common stock as reported by The NASDAQ Global Select Market on the date of grant to determine the fair value of our common stock.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or that future deductibility is uncertain.
We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets of $29.8 million. We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we release our valuation allowance accordingly. The determination to provide a valuation allowance depends on the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and accumulated deficit, we provided a full valuation allowance against the U.S. tax assets resulting from the tax loss and credits carried forward.
In addition, current tax laws impose substantial restrictions on the utilization of research and development credit and net operating loss, or NOL, carryforwards in the event of an ownership change, as defined by Internal Revenue Code Sections 382 and 383. Such an event, having occurred in the past or in the future, may significantly limit our ability to utilize our NOL carryforwards and research and development tax credit carryforwards. In the three months ended March 31, 2017, we completed a Section 382 limitation study. The study determined that we underwent an ownership change in 2006, and NOL and research and development tax credit carryforwards of $1,506 thousand and $32 thousand, respectively, are unavailable.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation that, among other changes, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. As a result of these changes, we recorded a $12.7 million reduction in gross deferred tax assets with a corresponding net adjustment to deferred income tax expense of $12.7 million. These adjustments are fully offset by a decrease in the valuation allowance for 2017. As such, there was no net impact to our tax expense.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recent Accounting Standards

For information on recent accounting standards, see Note 1 to our consolidated financial statements included elsewhere in this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk we face is interest rate risk. We had cash, cash equivalents, and short-term investments of $65.8 million as of December 31, 2016 and $208.3 million as of December 31, 2017. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring January 1, 2017 and sustained throughout the fourth quarter of 2017, would not have been material.

We do not currently have any operations outside of the United States and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

REDFIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Redfin Corporation
Seattle, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2017, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity/(deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 22, 2018
We have served as the Company's auditor since 2013.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2016	2017

Assets:
Current assets:
Cash and cash equivalents	$64,030	$208,342
Restricted cash	3,815	4,316
Short-term investments	1,749	—
Prepaid expenses	4,388	8,613
Accrued revenue, net	10,625	13,334
Other current assets	8,781	3,710
Loans held for sale	—	1,891
Total current assets	93,388	240,206
Property and equipment, net	19,226	22,318
Intangible assets, net	3,782	3,294
Goodwill	9,186	9,186
Deferred offering costs	720	—
Other assets	7,175	6,951
Total assets:	$133,477	$281,955
Liabilities, redeemable convertible preferred stock and stockholders' equity/(deficit):
Current liabilities:
Accounts payable	$5,385	$1,901
Accrued liabilities	22,253	26,605
Other payables	3,793	4,068
Loan facility	—	2,016
Current portion of deferred rent	1,512	1,267
Total current liabilities	32,943	35,857
Deferred rent, net of current portion	8,852	10,668
Total liabilities	41,795	46,525
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock—par value $0.001 per share; As of December 31, 2016: 166,266,114 shares authorized; 55,422,002 issued and outstanding; and aggregate liquidation preference of $167,488. As of December 31, 2017: no shares authorized, issued, and outstanding.	655,416	—
Stockholders’ equity/(deficit):
Common stock—par value $0.001 per share; 290,081,638 and 500,000,000 shares authorized, respectively; 14,687,024 and 81,468,891 shares issued and outstanding, respectively	15	81
Preferred stock—par value $0.001 per share; As of December 31, 2016: no shares authorized, issued and outstanding. As of December 31, 2017: 10,000,000 shares authorized and no shares issued and outstanding.	—	—
Additional paid-in capital	—	364,352
Accumulated deficit	(563,749)	(129,003)
Total stockholders’ equity/(deficit)	(563,734)	235,430
Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit):	$133,477	$281,955
The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year End December 31,
	2015	2016	2017

Revenue	$187,338	$267,196	$370,036
Cost of revenue	138,492	184,452	258,216
Gross profit	48,846	82,744	111,820
Operating expenses:
Technology and development	27,842	34,588	42,532
Marketing	19,899	28,571	32,251
General and administrative	31,394	42,369	53,009
Total operating expenses	79,135	105,528	127,792
Income (loss) from operations	(30,289)	(22,784)	(15,972)
Interest income and other income, net:
Interest income	46	173	882
Other income, net	7	85	88
Total interest income and other income, net	53	258	970
Net income (loss)	$(30,236)	$(22,526)	$(15,002)
Accretion of redeemable convertible preferred stock	$(102,224)	$(55,502)	$(175,915)
Net income (loss) attributable to common stock—basic and diluted	$(132,460)	$(78,028)	$(190,917)
Net income (loss) per share attributable to common stock—basic and diluted	$(9.87)	$(5.42)	$(4.47)
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic and diluted	13,416,411	14,395,067	42,722,114

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year End December 31,
	2015	2016	2017

Operating Activities
Net income (loss)	$(30,236)	$(22,526)	$(15,002)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,395	6,293	7,176
Stock-based compensation.	5,562	8,413	11,101
Change in assets and liabilities:
Prepaid expenses	(3,963)	2,244	(4,225)
Accrued revenue	(2,685)	(5,021)	(2,709)
Other current assets	721	(8,778)	5,070
Other long-term assets	(36)	(5,964)	223
Accounts payable	152	638	(252)
Accrued expenses	3,890	6,581	5,115
Deferred lease liability	(21)	8,768	749
Origination of loans held for sale	—	—	(11,008)
Proceeds from sale of loans held for sale	—	—	9,117
Net cash provided by (used in) operating activities	(22,221)	(9,352)	5,355
Investing activities
Sales and maturities of short-term investments	1,590	1,744	2,741
Purchases of short-term investments	(1,550)	(1,744)	(992)
Purchases of property and equipment	(4,607)	(13,567)	(12,113)
Net cash used in investing activities	(4,567)	(13,567)	(10,364)
Financing activities
Issuance costs of redeemable convertible preferred stock	(9)	—	—
Proceeds from tender offer	2,659	—	—
In-substance dividend paid in relation to tender offer	(2,659)	—	—
Proceeds from exercise of stock options	1,732	1,495	3,003
Payment of initial public offering costs	—	(150)	(3,558)
Proceeds from initial public offering, net of underwriting discounts	—	—	148,088
Borrowings from warehouse credit facilities	—	—	10,746
Repayments of warehouse credit facilities	—	—	(8,730)
Other payables - customer escrow deposits related to title services	1,822	399	273
Net cash provided by financing activities	3,545	1,744	149,822
Net change in cash, cash equivalents, and restricted cash	(23,243)	(21,175)	144,813
Cash, cash equivalents, and restricted cash:
Beginning of period	112,263	89,020	67,845
End of period	$89,020	$67,845	$212,658
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$831,331
Accretion of redeemable convertible preferred stock	$(102,224)	$(55,502)	$(175,915)
Stock-based compensation capitalized in property and equipment	$(49)	$(100)	$(268)
Deferred initial public offering cost accruals	$—	$(570)	$—
Property and equipment additions in accounts payable and accrued expenses	$—	$(3,466)	$(31)
Leasehold improvements paid directly by lessor	$—	$(520)	$(822)

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(in thousands, except for shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance, January 1, 2015	55,422,002	$497,699	12,629,479	$13	$—	$(370,608)	$(370,595)

Exercise of stock options	—	—	1,430,122	1	1,730	—	1,731
Redeemable convertible preferred stock issuance costs	—	(9)	—	—	—	—	—
Stock-based compensation	—	—		—	5,611	—	5,611
In-substance dividend issued in tender offer	—	—	—	—	2,659	(2,659)	—
Accretion of redeemable convertible preferred stock	—	102,224	—	—	(10,000)	(92,224)	(102,224)
Net income (loss)	—	—	—	—	—	(30,236)	(30,236)
Balance, December 31, 2015	55,422,002	$599,914	14,059,601	$14	$—	$(495,727)	$(495,713)

Exercise of stock options	—	—	627,423	1	1,494	—	1,495
Stock-based compensation	—	—	—	—	8,512	—	8,512
Accretion of redeemable convertible preferred stock	—	55,502	—	—	(10,006)	(45,496)	(55,502)
Net income (loss) (unaudited)	—	—	—	—	—	(22,526)	(22,526)
Balance, December 31, 2016	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Proceeds from initial public offering, net of underwriters' discounts	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—			(3,708)	—	(3,708)
Exercise of stock options	—	—	744,215	1	3,000	—	3,001
Stock-based compensation	—	—			11,369	—	11,369
Accretion of redeemable convertible preferred stock		175,915			(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,781	617,495	831,331
Net income (loss)	—	—	—	—	—	(15,002)	(15,002)
Balance, December 31, 2017	—	$—	81,468,891	$81	$364,352	$(129,003)	$235,430

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)
Note 1: Description of Business and Summary of Significant Accounting Policies:

Description of Business—Redfin Corporation (“Redfin” or the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals in the purchase or sale of their residential property. The Company also provides title and settlement services, originates and sells mortgages, and buys and sells residential property. The Company has operations located in multiple states nationwide.

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company had no components of other comprehensive income (loss) during any of the years presented, as such, a consolidated statement of comprehensive income (loss) is not presented. All amounts are presented in thousands, except share and per share data.

Principles of Consolidation—The consolidated financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: unanticipated fluctuations in operating results due to seasonality and cyclicality in the real estate industry, changes in home sale prices and transaction volumes, the Company’s ability to increase market share, competition and U.S. economic conditions. Since inception through December 31, 2017, the Company has incurred losses from operations and accumulated a deficit of $129,003, and has been dependent on equity financing to fund operations.

Reverse Stock Split—On July 8, 2017, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a reverse split of shares of the issued and outstanding common stock and redeemable convertible preferred stock at a 3-to-1 ratio. The reverse stock split was approved by the Company’s stockholders and effected on July 10, 2017. The par value of the common stock and the par value of the redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and redeemable convertible preferred stock, dividend rates, conversion rates, options to purchase common stock, exercise prices, and the related per-share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Initial Public Offering—On August 2, 2017, the Company completed an initial public offering (the "IPO") whereby 10,615,650 shares of common stock were sold at a price of $15.00 per share, which included 1,384,650 shares pursuant to the underwriters' option to purchase additional shares. The Company received net proceeds of $144,380 after deducting the underwriting discount and offering expenses directly attributable to the IPO. Upon the closing of the IPO, all shares of the outstanding redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis.

Initial Public Offering Costs—Costs, including legal, accounting and other fees and costs relating to the IPO are accounted for a reduction in additional paid-in capital. Costs incurred prior to the IPO were capitalized and included as a noncurrent asset in the consolidated balance sheets. There were $720 of capitalized deferred offering costs as of December 31, 2016. Aggregate offering expenses totaled $3,708.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, fair value of common stock and redeemable convertible preferred stock, capitalization of website development costs, recoverability of intangible assets with finite lives, and the fair value of reporting units for purposes of evaluating goodwill for impairment. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Restricted Cash and Other Payables—Restricted cash primarily consists of cash held in escrow on behalf of real estate buyers using the Company’s title and settlement services. Since the Company does not have rights to the cash, a corresponding customer deposit liability in the same amount is recognized in the consolidated balance sheets in other payables. When a real estate transaction closes, the restricted cash transfers from escrow and the corresponding deposit liability is reduced.

Short-Term Investments—The Company’s short-term investments consisted of certificates of deposit with maturities of 12 months or less from the balance sheet date. Short-term investments are reported at cost, which approximates fair value, as of each balance sheet date. As of December 31, 2017 the Company no longer held any short-term investments.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company generally places its cash and cash equivalents and short-term investments with high-credit-quality counterparties to make sure the financial institutions are stable when the Company’s deposits exceed Federal Deposit Insurance Corporation limits, and by policy, limit the amount of credit exposure to any one counterparty based on the Company’s analysis of the counterparty’s relative credit standing. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits.

Other Assets and Other Current Assets—Other assets consists primarily of leased building security deposits. In May 2016, the Company signed a new lease for its corporate headquarters with a security deposit of $5,424.

At December 31, 2016 other current assets consisted primarily of a receivable, for $8,470, due from the landlord related to the Company's corporate headquarters leasehold improvements. The Company collected the receivable in April 2017. Additionally, in January 2017, RDFN Ventures, Inc. (“Redfin Now”), a wholly owned subsidiary of the Company, began purchasing residential properties with the intent of resale. Direct property acquisition and improvement costs are capitalized and tracked directly with each specific property. Home inventories are stated at cost unless the utility of the properties is no longer as great as their cost, in which case it is written down to “market.” As of December 31, 2017 there were $3,382 in home inventories included in other current assets. Of the $3,382 in home inventories, $2,335 were listed for sale and $1,047 were in process and being made ready for sale. As of December 31, 2017, all properties were carried at cost.

Loans Held for Sale—Redfin Mortgage, LLC (“Redfin Mortgage”), a wholly owned subsidiary of the Company, began originating residential mortgage loans in March 2017. Such mortgage loans are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Mortgage loans held for sale are stated at the lower of cost or market value. As of December 31, 2017 there were $1,891 of mortgage loans held for sale.

Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of two to seven years. Depreciation and amortization is included in cost of revenue, technology and development, and general and administrative and is allocated based on estimated usage for each class of asset.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post- implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software development activities placed in service are amortized over the expected useful lives of those releases. The Company views capitalized software costs as either internal use or expansion. Currently, internal use and expansion useful lives are estimated at one year and three years, respectively.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality. The Company capitalized software development costs of $2,824, $3,194, and $4,619 during the years ended December 31, 2015, 2016, and 2017, respectively.

Intangible Assets—Intangible assets are finite lived and mainly consist of trade names, developed technology and customer relationships and are amortized over their estimated useful lives of ten years. The useful lives were determined by estimating future cash flows generated by the acquired intangible assets. Amortization expense is included in cost of revenue.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset were considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset. To date, no such impairment has occurred.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. The Company assesses the impairment of goodwill on an annual basis, on October 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company assesses goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company qualitatively determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional impairment steps are necessary.

For the Company’s most recent impairment assessment performed as of October 1, 2017, the Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of its reporting unit for which goodwill has been assigned was less than its carrying amount. In evaluating whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount the Company considered macroeconomic conditions, industry and market considerations, cost factors, its overall financial performance, other relevant entity-specific events, potential events affecting its reporting unit, and changes in the fair value of the Company’s common stock. The primary qualitative factors the Company considered in its analysis as of October 1, 2017 were the Company’s overall financial performance and the fair value of the reporting unit for which goodwill was assigned, which was substantially in excess of its book value. The aggregate carrying value of goodwill was $9,186 at December 31, 2016 and 2017. Goodwill is assigned to the Company’s real estate services reporting unit, and there have been no accumulated impairments to goodwill.

Leases—The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives the Company receives are treated as a reduction of rent expense over the term of the agreement and are presented in leasehold improvements and deferred rent on the balance sheet.

Derivative Instruments—Redfin Mortgage is party to interest rate lock commitments (“IRLCs”) with customers resulting from mortgage origination operations. IRLCs for single family mortgage loans that Redfin Mortgage intends to sell are considered free-standing derivatives. All free-standing derivatives are required to be recorded on the Company’s consolidated balance sheets at fair value. Because Redfin Mortgage can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. The Company does not use derivatives for trading purposes.

Interest rate market risk, related to the residential mortgage loans held for sale and IRLCs, is offset using investor loan commitments. Changes in the fair value of IRLCs and forward sales commitments are recognized in revenue, and the fair values are reflected in other current assets and accrued liabilities, as applicable. The Company considers several factors in determining the fair value including the fair value in the underlying loan resulting from the exercise of the commitment and the probability that the loan will not fund according to the terms of the commitment (referred to as a pull-through factor). The value of the underlying loan is affected primarily by changes in interest rates.

Income Taxes—Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before either the Company is able to realize their benefit or that future deductibility is uncertain.

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses and credits carried forward.

In addition, current tax laws impose substantial restrictions on the utilization of research and development credit and net operating loss (“NOL”) carryforwards in the event of an ownership change, as defined by Internal Revenue Code Sections 382 and 383. Such an event, having occurred in the past or in the future, may significantly limit the Company’s ability to utilize its NOLs and research and development tax credit carryforwards. In 2017, the Company completed a Section 382 study. The study determined that the

Company underwent an ownership change in 2006. Due to the Section 382 limitation determined on the date of the ownership change in 2006, NOL and R&D credits were reduced by $1,506 and $32, respectively.

Revenue Recognition—Revenue primarily consists of commissions and fees charged on each real estate transaction completed by the Company or its partner agents. The Company’s key revenue components are brokerage revenue, partner revenue, and other revenue. The Company recognizes commission-based brokerage revenue upon closing of a real estate transaction, net of any commission refund or any closing-cost reduction. Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close a referred transaction, net of any refund provided to customers. Fees and revenue from other services are recognized when the service is provided. Revenue earned from selling homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.

Revenue earned but not received is recorded as accrued revenue on the accompanying consolidated balance sheets, net of an allowance for doubtful accounts. Commission revenue is known and is clearing escrow, and therefore it is not estimated.

The Company establishes an allowance for doubtful accounts after reviewing historical experience, age of accounts receivable balances and any other known conditions that may affect collectability. The allowance for doubtful accounts balance was $150 as of December 31, 2016 and $160 as of December 31, 2017. During the year ended December 31, 2016 there were $290 of charges and $140 of write-offs to the allowance. During the year ended December 31, 2017 there were $81 of charges and $71 of write-offs to the allowance.

Cost of Revenue—Cost of revenue consists of personnel costs (including base pay and benefits), stock-based compensation, transaction bonuses, home-touring and field expenses, listing expenses, office and occupancy expenses, depreciation and amortization related to fixed assets and acquired intangible assets, and, for Redfin Now, the cost of homes including the purchase price and capitalized improvements.

Technology and Development—Technology and development costs, which include research and development costs, are expensed as incurred and primarily include personnel costs (including base pay and benefits), stock-based compensation, data licenses, software and equipment, and infrastructure such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.

Advertising and Advertising Production Costs—The Company expenses advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $8,394, $17,570, and $21,902 in 2015, 2016, and 2017 respectively, and are included in marketing expenses. Advertising production costs totaled $1,661, $1,640, and $1,609 in 2015, 2016, and 2017, respectively, and are included in marketing expenses.

Stock-based Compensation—The Company measures expense for options to purchase common stock and restricted stock units at fair value on the grant date and recognizes the expense over the requisite service period on a straight-line basis. The fair value of options to purchase common stock was calculated using the Black-Scholes-Merton option-pricing model. Through December 31, 2016, the Company recognized compensation expense for only the portion of options expected to vest using an estimated forfeiture rate that is derived from historical employee termination behavior. On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 and elected to recognize forfeitures as they occur rather than estimate forfeitures. The Company has a stock-based compensation plan that is more fully described in Note 7.

Recently Adopted Accounting Pronouncements—In November 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company early adopted this guidance on October 1, 2017. Upon adoption, the following balances were reclassified: restricted cash to the reconciliation of change in cash, cash equivalents and restricted cash, and other payables related to cash held in escrow on behalf of customers to financing activities. In the Company’s capacity as fiduciary, the cash receipt is a function of providing the customer with a service (title). Therefore, the escrow funds payable are akin to a repayment of debt, a financing activity, whereby the Company in its role as fiduciary is temporarily holding cash in its restricted accounts on behalf of its customers and subsequently releases the cash to settle the customers' contractual obligation. This reclassification will maintain an accurate reflection of the Company's cash flows from operating activities. The reconciliation of amounts previously reported to the revised amounts upon adoption are as follows:

	Previously reported	Adjustments	As revised

Year Ended December 31, 2015
Operating activities	$(22,160)	$(61)	$(22,221)
Financing activities	1,723	1,822	3,545
Net change in cash, cash equivalents, and restricted cash (1)	$(25,004)	$(1,761)	$(23,243)

Year Ended December 31, 2016
Operating activities	$(9,345)	$(7)	$(9,352)
Financing activities	1,345	399	1,744
Net change in cash, cash equivalents, and restricted cash (1)	$(21,567)	$(392)	$(21,175)

(1) Previously titled: net change in cash and cash equivalents

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. Step 2 from the goodwill impairment test is no longer required, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company performs its goodwill assessment annually on October 1 of each year or as events merit, with the last test performed on October 1, 2017. The adoption of this guidance did not have any impact on the Company's financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2017 using the modified retrospective approach through a cumulative-effect adjustment of $522 to beginning accumulated deficit, and the Company elected to account for forfeitures as they occur beginning on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements—In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for the Company in its fiscal year beginning January 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard is not expected to have a material impact on the Company’s statement of cash flows.

In February 2016, the FASB issued a new standard to account for leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

In May 2014, the FASB issued a new standard to account for revenue. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt this guidance on January 1, 2018, using the modified retrospective adoption methodology. Both real estate and other revenue contain single performance obligations and the Company believes the timing of the satisfaction of the performance obligations, triggering the recognition of revenue, will not differ from the Company's current timing for recognizing revenue. The assessment of the policy changes and quantitative and qualitative impacts is complete and as the amounts and timing of real estate and other revenue will not change, the Company will not recognize a cumulative adjustment to retained earnings upon adoption.

Note 2: Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accrued revenue, restricted cash, accounts payable, certain accrued liabilities, interest rate lock commitments, forward sales commitments, and redeemable convertible preferred stock. The fair value of the Company’s financial instruments approximates their recorded values due to their short period to maturity. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I and Level II assets and liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents and Level II assets include certificates of deposit that are included as short-term investments, IRLCs and forward sales commitments, included in other current assets and other current liabilities. The certificates of deposit are measured by observable market data for substantially the full term of the assets or liabilities. Interest rate lock commitments and forward sales commitments are measured by observable marketplace prices. The Company’s redeemable convertible preferred stock is categorized as Level III. Redeemable convertible preferred stock is valued at each reporting date based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

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

Under the PWERM, value is determined based upon an analysis of future values for the enterprise under different potential outcomes (e.g., sale, merger, IPO, dissolution). The value determined for the enterprise is then allocated to each class of stock based upon the assumption that each class will look to maximize its value. The values determined for each class of stock under each scenario are weighted by the probability of each scenario and then discounted to a present value.

Any change in the fair value is recognized as accretion expense (income) and included as an adjustment to net loss to arrive at net income (loss) attributable to common stock on the consolidated statements of operations. Summary of changes in fair value are reflected in the consolidated balance sheets, consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit, and Note 6. The Company used the value of the common stock at the IPO price of $15.00 per share to determine the accretion amount through conversion of the redeemable convertible preferred stock to common stock.

Significant unobservable inputs used in the determination of fair value of the Company’s redeemable convertible preferred stock for the years ended December 31, 2015 and 2016 included the following:

	Year Ended December 31,
	2015	2016

Valuation Methodology:
Income approach (private company)	12.5%	12.5%-15.0%
Market approach (private company)	12.5%	12.5%-15.0%
PWERM (IPO)	56.3%	52.5%-60.0%
PWERM (M&A)	18.8%	15.0%-17.5%
IPO revenue multiple	4.0x-5.0x	3.0x-4.5x
Forecasted revenue growth rate	30.0%-50.3%	28.0%-41.80%
Discount rate	20.0%-30.0%	20.0%-30.0%

A summary of assets, (liabilities), and (mezzanine equity) at December 31, 2016 and 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below:

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31,
		2016	2017

Money market funds (included in cash and cash equivalents)	Level I	46,357	177,235
Certificates of deposit (included in short-term investments)	Level II	1,749	—
Interest rate lock commitments	Level II	—	29
Forward loan commitments	Level II	—	(4)
Redeemable convertible preferred stock (mezzanine equity)	Level III	(655,416)	—

Note 3: Property and Equipment:

A summary of property and equipment at December 31, 2016 and 2017 is as follows:

	Useful Lives	December 31,
	(years)	2016	2017

Leasehold improvements	Shorter of lease term or economic life	$4,911	$16,039
Website and software development costs	1-3	10,114	14,501
Computer and office equipment	3	2,846	2,192
Software	3	1,367	685
Furniture	7	2,406	3,039
Construction in progress		10,856	—
		32,500	36,456
Accumulated depreciation and amortization		(13,274)	(14,138)
Property and equipment, net		$19,226	$22,318

Depreciation and amortization expense for property and equipment amounted to $3,907, $5,805, and $6,688 for the years ended December 31, 2015, 2016, and 2017, respectively.

Note 4: Acquired Intangible Assets:

As part of a business acquisition in 2014, the Company recorded $4,880 in intangible assets, measured at fair value, and reflected in the table below. Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $488 for each year ended December 31, 2015, 2016, and 2017, respectively. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

		December 31, 2016			December 31, 2017

	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade Names	10	$1,040	$(234)	$806	$1,040	$(338)	$702
Developed technology	10	2,980	(670)	2,310	2,980	(968)	2,012
Customer relationships	10	860	(194)	666	860	(280)	580
		$4,880	$(1,098)	$3,782	$4,880	$(1,586)	$3,294

Note 5: Operating Segments:

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has five operating segments and one reportable segment, real estate. Real estate revenue is derived from commissions and fees charged on real estate transactions closed by us or partner agents. Other revenue consists of fees charged for title and settlement services, mortgage banking operations, Walk Score licensing and advertising fees, homes sold through Redfin Now, and other services. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is presented on a consolidated basis.

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Year End December 31,
	2015	2016	2017

Real estate
Revenue	$181,446	$260,383	$351,570
Cost of revenue	131,522	176,408	237,832
Gross profit	$49,924	$83,975	$113,738
Other
Revenue	5,892	6,813	18,466
Cost of revenue	6,970	8,044	20,384
Gross profit	$(1,078)	$(1,231)	$(1,918)
Consolidated
Revenue	187,338	267,196	370,036
Cost of revenue	138,492	184,452	258,216
Gross profit	$48,846	$82,744	$111,820
Operating expenses	79,135	105,528	127,792
Net income (loss)	$(30,236)	$(22,526)	$(15,002)

Real estate revenue consisted of the following:

	Year End December 31,
	2015	2016	2017

Real estate revenue
Brokerage revenue	$171,276	$244,079	$330,372
Partner revenue	10,170	16,304	21,198
Total real estate revenue	$181,446	$260,383	$351,570

Note 6: Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit):

Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. As such, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of December 31, 2017. As of December 31, 2016, the Company had outstanding redeemable convertible preferred stock as follows:

	As of December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, Net of Issuance Costs

Series A-1	4,378,284	1,459,427	$500	$462
Series A-2	109,552	36,517	11	11
Series A-3	9,099,610	3,033,202	259	241
Series B	36,338,577	12,112,853	7,998	7,952
Series C	33,388,982	11,129,656	12,000	11,950
Series D	28,574,005	9,524,665	10,269	10,201
Series E	12,041,148	4,013,712	14,924	14,841
Series F	20,808,580	6,936,186	50,536	50,453
Series G	21,527,376	7,175,784	70,991	68,062
Total	166,266,114	55,422,002	$167,488	$164,173

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

Accretion represents the increase or decrease in the redemption value of the Company’s redeemable convertible preferred stock. The redemption value increased for all periods presented. The recognized accretion related to the increase in the redemption value of the redeemable convertible preferred stock was reclassed upon the successful completion of the IPO, which occurred during the period ended December 31, 2017.

The following table presents the accretion of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit during the periods presented:

	Year End December 31,
	2015	2016	2017

Series A-1	$(2,674)	$(1,618)	$(4,904)
Series A-2	(67)	(40)	(123)
Series A-3	(5,650)	(3,360)	(10,192)
Series B	(22,561)	(13,416)	(40,336)
Series C	(20,390)	(12,333)	(37,062)
Series D	(17,450)	(10,555)	(31,717)
Series E	(7,353)	(4,086)	(12,884)
Series F	(12,494)	(6,025)	(20,184)
Series G	(13,585)	(4,069)	(18,513)
Total	$(102,224)	$(55,502)	$(175,915)

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

Common Stock—At December 31, 2016 and 2017, the Company was authorized to issue 290,081,638 and 500,000,000 shares of common stock with a par value of $0.001 per share, respectively.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2016	2017

Redeemable convertible preferred stock outstanding	55,422,002	—
Stock options issued and outstanding	13,291,684	13,180,950
Restricted stock units outstanding	—	981,276
Shares available for future equity grants	4,941,504	7,026,071
Total	73,655,190	21,188,297

Preferred Stock—As of December 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Note 7: Stock-based Compensation:

2017 Employee Stock Purchase Plan—The Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) was approved by the board of directors on July 27, 2017 and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On each purchase date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date. No shares of common stock have been purchased under the 2017 ESPP as the initial offering period has yet to commence.

2004 Equity Incentive Plan—The Company granted options under its 2004 equity incentive plan, as amended, ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder. The term of each option under the plan shall be no more than 10 years and generally vest over a four-year period.

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2017 EIP is 7,859,659. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018 and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On December 22, 2017, the board of directors determined that there would be no increase to the number of shares reserved for issuance under the 2017 EIP on January 1, 2018. The term of each restricted stock unit and option under the plan shall be no more than 10 years and generally vest over a four-year period. The term of each option grant shall be no more than 10 years.

Black-Scholes-Merton option-pricing model—The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The inputs used below are subjective and generally require significant analysis and judgment to develop. The Company has not declared or paid any cash dividends and does not currently expect to do so in the future. The risk-free interest rate used in the Black-Scholes-Merton option-pricing model is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Expected volatility is based on an average volatility of stock prices for a group of real estate and technology industry peers. The Company uses the “simplified method” to calculate expected life due to the lack of historical exercise data, which assumes a ratable rate of exercise over the contractual life to estimate the expected term for employee options. The expected term of options represents the period that the stock-based awards are expected to be outstanding for the remaining unexercised shares. The Company accounts for forfeitures as they occur. The range of assumptions for the years ended December 31, 2015, 2016, and 2017, are provided in the following table.

	Year End December 31,
	2015	2016	2017

Expected life	7 years	7 years	7 years
Volatility	42.51%-49.62%	38.15%-41.36%	37.88%-40.97%
Risk-free interest rate	1.71%-2.01%	1.39%-2.32%	1.96%-2.26%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$3.99	$4.11	$4.86

The following table presents information regarding options granted, exercised, forfeited, or cancelled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	13,291,684	$5.85	7.74	$61,774
Options granted	1,137,046	10.78
Options exercised	(744,215)	4.03		20,308
Options forfeited or canceled	(503,565)	7.95
Outstanding at December 31, 2017	13,180,950	6.30	7.02	329,786
Options exercisable at December 31, 2017	8,754,523	4.94	6.25	230,914

The total grant date fair value of shares vested during 2015, 2016, and 2017 was $4,917, $9,817, $10,571, respectively. The total grant date fair value of shares exercised during 2015, 2016, and 2017 was $1,373, $911, and $3,002, respectively.

There was $18,187 of total unrecognized stock-based compensation related to non-vested stock option arrangements granted under the 2004 Plan as of December 31, 2017. These costs are expected to be recognized over a weighted-average period of 2.30 years. The total fair value of options vested was $71,592 and $274,192 as of December 31, 2016 and December 31, 2017, respectively.

The following table summarizes activity for restricted stock units for the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Unvested outstanding at January 1, 2017	—	$—
Granted	981,929	22.78
Vested	—	—
Forfeited or canceled	(653)	22.78
Unvested outstanding at December 31, 2017	981,276	$22.78

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation over the vesting period. As of December 31, 2017, there was $21,856 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.75 years. There were no restricted stock units authorized, issued, or outstanding as of December 31, 2016.

The following table presents the detail of stock-based compensation amounts included in the Company’s consolidated statements of operations for the periods indicated below:

	Year End December 31,
	2015	2016	2017

Cost of revenue	$1,440	$2,266	$2,902
Technology and development	1,375	2,383	3,325
Marketing	298	469	487
General and administrative	2,449	3,295	4,387
Total stock-based compensation	$5,562	$8,413	$11,101

Stock-based compensation of $772 is included in general and administrative expenses attributable to the tender offer that closed in August 2015. Existing investors acquired
1,593,409 shares of common stock at a premium of $2.16 per share over the fair value at the time of the tender offer. Of the 1,593,409 shares, 358,330 were purchased from employees and 1,235,079 were purchased from non-employees. The premium attributable to the shares tendered from non-employees in the amount of $2,659 was treated as an in-substance dividend.

The Company capitalizes stock-based compensation related to work performed on internally developed software. There was $49, $100, and $268 of stock-based compensation that was capitalized in the years ended 2015, 2016, and 2017, respectively. All stock-based compensation is related to employees in technology and development.

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

The Company calculates basic and diluted net income (loss) per share attributable to common stock in conformity with the two-class method required for companies with participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses. Upon the conversion of the redeemable convertible preferred stock to common stock on the date of the IPO, or August 2nd, 2017, the Company only had one class of participating security, common stock.

Diluted net income (loss) per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock and options to purchase common stock are considered anti-dilutive securities for all periods presented. Basic and diluted net income (loss) per share attributable to common stock was the same for each period presented.

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Year End December 31,
	2015	2016	2017

Numerator:
Net income (loss)	$(30,236)	$(22,526)	$(15,002)
Accretion of preferred stock	(102,224)	(55,502)	(175,915)
Net income (loss) attributable to common stock—basic and diluted	$(132,460)	$(78,028)	$(190,917)

Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stock—basic and diluted	13,416,411	14,395,067	42,722,114
Net income (loss) per share attributable to common stock—basic and diluted	$(9.87)	$(5.42)	$(4.47)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stock for the periods presented because their effect would have been anti-dilutive. For the year ended December 31, 2017 shares of the redeemable convertible preferred stock were anti-dilutive, but converted to common stock on a one-for-one basis on August 2, 2017 upon the successful completion of the IPO, and as such were included in the weighted average shares outstanding for the period they were outstanding as shares of common stock.

	Year End December 31,
	2015	2016	2017

Redeemable convertible preferred stock	55,422,002	55,422,002	—
Options outstanding	10,406,277	13,291,684	13,180,950
Restricted stock units	—	—	981,276
Total	65,828,279	68,713,686	14,162,226

Note 9: Income Taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act incorporates broad and complex changes to the U.S. tax code. The main provision of the Tax Act that is applicable to the Company is the reduction of a maximum federal tax rate of 35% to a flat tax rate of 21%, effective January 1, 2018. The Company has incorporated the change in federal tax rates in its annual tax provision. Consequently, the Company has recorded a decrease in net deferred tax assets of $12,658, with a corresponding net adjustment to deferred income tax expense of $12,658. These adjustments are fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. Therefore, the net impact to the Company’s tax expense is $0. The Company has completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2016	2017

Deferred tax assets:
Net operating loss carryforwards	$31,618	$21,627
Credit carryforwards	3,200	4,230
Stock-based compensation	1,801	2,806
Accruals and reserves	4,588	3,953
Gross deferred tax assets	41,207	32,616
Valuation allowance	(38,307)	(29,818)
Total deferred tax assets, net of valuation allowance	2,900	2,798
Deferred tax liabilities:
Intangible assets	(1,419)	(847)
Prepaid expenses	(1,481)	(1,951)
Total deferred tax liabilities	(2,900)	(2,798)
Net deferred tax assets and liabilities	$—	$—

The valuation allowance increased by $11,296 and $6,800, during the years ended December 31, 2015 and 2016, respectively, and decreased by $8,489 during the year ended December 31, 2017.

The following table represents the Company’s NOL carryforwards as of December 31, 2016 and 2017:

	December 31,
	2016	2017

Federal	84,973	87,071
Various states	4,133	4,231

Federal net operating loss carryforwards are available to offset future taxable income and begin to expire in 2025. State net operating loss carryforwards are available to offset future taxable income and begin to expire in 2018. Net operating loss carryforward periods for the various state jurisdictions range from 5 to 20 years. Additionally, net research and development credit carryforwards of $3,200 and $4,230 are available as of December 31, 2016 and 2017, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Current tax laws impose substantial restrictions on the utilization of research and development credits and NOL carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may significantly limit the Company’s ability to utilize its net NOLs and research and development tax credit carryforwards. During 2017 the Company completed a Section 382 study. The study determined that the Company underwent an ownership change in 2006. Due to the Section 382 limitation determined on the date of the ownership change in 2006, NOL and R&D credits were reduced by $1,506 and $32, respectively.

The components of loss before provision (benefit) for income taxes for the years ended December 31, 2015, 2016, and 2017 were $(30,236), $(22,526), and $(15,002), respectively.

The reconciliation of the U.S. federal income tax at statutory rate with the Company’s effective income tax rate:

	December 31,
	2015	2016	2017

U.S. federal income tax at statutory rate	34.00%	34.00%	34.00%
State taxes (net of federal benefit)	3.86	2.49	2.40
Permanent differences	(2.94)	(8.21)	(15.03)
Federal research and development credit	2.42	2.06	7.08
Change in valuation allowance	(37.36)	(30.19)	(27.79)
Nondeductible expenses and others	0.02	(0.15)	(0.66)
Change in valuation allowance for Tax Act impact	—	—	84.37
Change in deferred balance before valuation allowance for Tax Reform impact	—	—	(84.37)
Effective income tax rate	—%	—%	—%

Permanent differences consist primarily of stock compensation expense related to incentive stock options in the amounts of (4.90)%, (7.87)%, and (14.74)% for the years ended December 31, 2015, 2016, and 2017, respectively.

The Company did not record any tax benefits for the years ended December 31, 2015, 2016, and 2017. The difference between the U.S. federal income tax at statutory rate of 34% and the Company’s effective tax rate in all periods is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets and the change in corporate tax rate effective for tax years beginning after December 31, 2017.

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarized the activity related to unrecognized tax benefits:

	December 31,
	2016	2017

Unrecognized benefit—beginning of year	$684	$800
Gross increases (decreases)—prior year tax positions	—	(7)
Gross increases (decreases)—current year tax positions	116	264
Unrecognized benefit—end of year	$800	$1,057

All of the unrecognized tax benefits as of December 31, 2016 and 2017 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, none of the $800 and $1,057 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for 2016 and 2017 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2017.

The Company’s material income tax jurisdiction is the United States (federal). As a result of NOL carryforwards, the Company is subject to audit for all tax years for federal purposes. All tax years remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

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

In June 2017, the Company entered into a definitive agreement to settle the lawsuits. The Company has recorded an accrual for $1,800 as of December 31, 2016 and 2017. The settlement agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The proposed settlement class contemplated by the agreement includes all current and former third party licensed sales associates engaged by the Company in California from January 16, 2009, through April 29, 2017. The settlement agreement has received preliminary court approval, but remains subject to final court approval.

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

In addition, from time to time, the Company is involved in litigation, claims and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, claims related to the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to eleven years. The leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $4,147, $5,811, and $7,833 for the years ended December 31, 2015, 2016, and 2017, respectively. Other commitments primarily relate to network infrastructure for the Company’s data operations and commitments for the Company’s annual corporate meeting. Also included are homes that the Company is under contract to purchase through Redfin Now but that have not closed. Future minimum payments due under these agreements as of December 31, 2016 and December 31, 2017 are as follows:

	December 31, 2017
	Facility Leases	Other Commitments

2018	$7,595	$3,003
2019	8,100	2,028
2020	7,181	75
2021	6,790	—
2022 and thereafter	29,074	—
Total	$58,740	$5,106

Mortgage Warehouse Agreement—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”) and in June 2017 Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank. Pursuant to the Mortgage Warehouse Agreement and Master Repurchase Agreement, Texas Capital and Western Alliance Bank both agree to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 each in the aggregate and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 1.5%, or 3.0%, whichever is higher. The per annum interest rate payable to Western Alliance Bank is a fixed rate equal to the LIBOR rate plus 3.00%, or 3.75%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. For each loan in which Western Alliance Bank elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital and Western Alliance Bank's participation interests in the loans are to be repurchased in whole or in part by Redfin Mortgage. The Company has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse and Master Repurchase Agreements.

The Mortgage Warehouse Agreement and Master Repurchase Agreements require each of the Company and Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants under both agreements as of December 31, 2017, but has not received a notice of default related to such failure from either Texas Capital or Western Alliance Bank. As of December 31, 2017 there was $833 outstanding under the Mortgage Warehouse Agreement and $1,184 outstanding as of December 31, 2017 on the Master Repurchase Agreement. The Mortgage Warehouse Agreement expires on March 21, 2018 and the Master Repurchase Agreement expires on June 15, 2018.

Note 11: Accrued Liabilities:

The following table presents the detail of accrued liabilities as of the dates presented:

	December 31,
	2016	2017

Accrued compensation and benefits	$16,659	$19,543
Legal fees and settlements	2,795	2,230
Miscellaneous accrued liabilities	2,799	4,832
Total accrued liabilities:	$22,253	$26,605

Note 12: Retirement Plan:

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company-matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the years ended December 31, 2015, 2016, or 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financing Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-38160	3.1	Sept. 8, 2017
3.2	Restated Bylaws.	10-Q	001-38160	3.2	Sept. 8, 2017
4.1	Form of Common Stock Certificate.	S-1/A	333-219093	4.1	July 26, 2017
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated December 15, 2014, as amended.	S-1	333-219093	4.2	June 30, 2017
10.1#	Form of Indemnification Agreement.	S-1/A	333-219093	10.1	July 17, 2017
10.2#	Amended and Restated 2004 Equity Incentive Plan, and forms of award agreements thereunder.	S-1	333-219093	10.2	June 30, 2017
10.3#	2017 Equity Incentive Plan, and forms of award agreements thereunder.					X
10.4#	2017 Employee Stock Purchase Plan, and form of subscription agreement thereunder.					X
10.5#	Amended and Restated Offer Letter by and between the Registrant and Glenn Kelman, dated June 27, 2017.	S-1	333-219093	10.4	June 30, 2017
10.6#	Amended and Restated Offer Letter by and between the Registrant and Chris Nielsen, dated June 27, 2017.					X
10.7#	Amended and Restated Offer Letter by and between the Registrant and Bridget Frey, dated June 27, 2017.	S-1	333-219093	10.5	June 30, 2017
10.8#	Amended and Restated Offer Letter by and between the Registrant and Scott Nagel, dated June 27, 2017.	S-1	333-219093	10.6	June 30, 2017
10.9	Amended and Restated Office Lease by and between the Registrant and Hudson 1099 Stewart Street, LLC, as successor in interest to Hill7 Developers, LLC, dated effective as of May 9, 2016.	S-1	333-219093	10.7	June 30, 2017
10.10#	Form of Change in Control Severance Agreement.	S-1/A	333-219093	10.12	July 17, 2017
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on page 87).					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.					X

#    Management contract or compensatory plan or arrangement.

*    This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2018

REDFIN CORPORATION

By:	/s/ Glenn Kelman
Glenn Kelman
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Glenn Kelman and Chris Nielsen, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Glenn Kelman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2018

Chris Nielsen

/s/ Robert Mylod, Jr.	Chairman of the Board of Directors	February 22, 2018
Robert Mylod, Jr.

/s/ Robert Bass	Director	February 22, 2018
Robert Bass

/s/ Julie Bornstein	Director	February 22, 2018
Julie Bornstein

/s/ James Slavet	Director	February 22, 2018
James Slavet

/s/ Austin Ligon	Director	February 22, 2018
Austin Ligon

/s/ Selina Tobaccowala	Director	February 22, 2018
Selina Tobaccowala