Form 10-Q
period 2018-03-31
Redfin Corp
filed 2018-05-10
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-38160

Redfin Corporation
(Exact name of registrant as specific in its charter)

Delaware	74-3064240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Stewart Street, Suite 600 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(206) 576-8333
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☑ No
As of May 1, 2018, there were 82,934,325 shares of the registrant's common stock outstanding.

Redfin Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Part II. Item 1A. “Risk Factors” of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2018	December 31, 2017

Assets:
Current assets:
Cash and cash equivalents	$190,773	$208,342
Restricted cash	11,124	4,316
Prepaid expenses	4,761	8,613
Accrued revenue, net	12,093	13,334
Other current assets	7,427	3,710
Loans held for sale	1,482	1,891
Total current assets	227,660	240,206
Property and equipment, net	22,879	22,318
Intangible assets, net	3,172	3,294
Goodwill	9,186	9,186
Other assets	7,053	6,951
Total assets:	269,950	281,955
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	2,929	1,901
Accrued liabilities	33,866	26,605
Other payables	10,876	4,068
Loan facility	1,357	2,016
Current portion of deferred rent	1,332	1,267
Total current liabilities	50,360	35,857
Deferred rent, net of current portion	10,335	10,668
Total liabilities	60,695	46,525
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 82,672,592 and 81,468,891 shares issued and outstanding, respectively	83	81
Preferred stock—par value $0.001 per share; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	374,614	364,352
Accumulated deficit	(165,442)	(129,003)
Total stockholders’ equity	209,255	235,430
Total liabilities and stockholders’ equity:	$269,950	$281,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$79,893	$59,868
Cost of revenue	74,197	53,492
Gross profit	5,696	6,376
Operating expenses:
Technology and development	12,762	9,672
Marketing	13,336	10,459
General and administrative	16,772	14,367
Total operating expenses	42,870	34,498
Loss from operations	(37,174)	(28,122)
Interest income and other income, net:
Interest income	577	43
Other income, net	158	13
Total interest income and other income, net	735	56
Net loss	$(36,439)	$(28,066)
Accretion of redeemable convertible preferred stock	$—	$(24,770)
Net loss attributable to common stock—basic and diluted	$(36,439)	$(52,836)
Net loss per share attributable to common stock—basic and diluted	$(0.44)	$(3.58)
Weighted average shares used to compute net loss per share attributable to common stock—basic and diluted	82,010,913	14,767,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(36,439)	$(28,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,003	1,905
Stock-based compensation	4,196	2,681
Change in assets and liabilities:
Prepaid expenses	3,852	1,086
Accrued revenue	1,241	(1,650)
Other current assets	(3,661)	(1,582)
Other long-term assets	(103)	384
Accounts payable	1,029	(2,912)
Accrued liabilities	7,248	5,839
Deferred lease liability	(268)	501
Origination of loans held for sale	(9,477)	—
Proceeds from sale of loans originated as held for sale	9,887	—
Net cash used in operating activities	(20,492)	(21,814)
Investing activities
Maturities and sales of short-term investments	—	1,251
Purchases of short-term investments	—	(1,252)
Purchases of property and equipment	(2,305)	(4,781)
Net cash used in investing activities	(2,305)	(4,782)
Financing activities
Proceeds from exercise of stock options	5,946	551
Tax payment related to net share settlements on restricted stock units	(59)	—
Payment of initial public offering costs	—	(1,579)
Borrowings from warehouse credit facilities	9,265	—
Repayments of warehouse credit facilities	(9,924)	—
Other payables - customer escrow deposits related to title services	6,808	4,651
Net cash provided by financing activities	12,036	3,623
Net change in cash and cash equivalents, and restricted cash	(10,761)	(22,973)
Cash, cash equivalents, and restricted cash:
Beginning of period	212,658	67,845
End of period	$201,897	$44,872
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$(24,770)
Stock-based compensation capitalized in property and equipment	$(124)	$(74)
Initial public offering cost accruals	$—	$(190)
Property and equipment additions in accounts payable and accrued expenses	$(55)	$(37)
Leasehold improvements paid directly by lessor	$—	$(104)
Cash-in-transit for exercised stock options	$(56)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except for shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Proceeds from initial public offering, net of underwriters' discounts	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—			(3,708)	—	(3,708)
Exercise of stock options	—	—	744,215	1	3,000	—	3,001
Stock-based compensation	—	—			11,369	—	11,369
Accretion of redeemable convertible preferred stock		175,915			(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,781	617,495	831,331
Net loss	—	—	—	—	—	(15,002)	(15,002)
Balance, December 31, 2017	—	$—	81,468,891	$81	$364,352	$(129,003)	$235,430

Exercise of stock options	—	—	1,198,732	2	6,000	—	6,002
Issuance of common stock pursuant to restricted stock units	—	—	7,532	—	—	—	—
Restricted stock surrendered for employees' tax liability	—	—	(2,563)	—	(58)	—	(58)
Stock-based compensation	—	—	—	—	4,320	—	4,320
Net loss	—	—	—	—	—	(36,439)	(36,439)
Balance, March 31, 2018	—	$—	82,672,592	$83	$374,614	$(165,442)	$209,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation (“Redfin” or the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals in the purchase or sale of their residential property. The Company also provides title and settlement services, originates and sells mortgages, and buys and sells residential property via wholly-owned subsidiaries. The Company has operations located in multiple states nationwide.

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

Initial Public Offering Costs—Costs, including legal, accounting and other fees and costs relating to the IPO were accounted for as a reduction in additional paid-in capital. Aggregate offering expenses totaled $3,708.

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company had no components of other comprehensive income (loss) during any of the periods presented, as such, a consolidated statement of comprehensive income (loss) is not presented. All amounts are presented in thousands, except share and per share data.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2018, the Company's results of operations for the three months ended March 31, 2018 and 2017, and the Company's cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited condensed consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Certain Significant Risks and Business Uncertainties—The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Further, to achieve substantially higher revenue in order to become profitable, the Company may require additional funds that may not be available or may not be on terms that are acceptable to the Company.

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: unanticipated fluctuations in operating results due to seasonality and cyclicality in the real estate industry, changes in home sale prices and transaction volumes, the Company’s ability to increase market share, competition and U.S. economic conditions. Since inception through March 31, 2018, the Company has incurred losses from operations and accumulated a deficit of $165,442, and has been dependent on equity financing to fund operations.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, prior to its conversion on August 2nd, 2017 the fair value of common stock and redeemable convertible preferred stock, capitalization of website development costs, recoverability of intangible assets with finite lives, and the fair value of reporting units for purposes of evaluating goodwill for impairment. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Significant Accounting Policies—There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2018, from the significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

Recently Adopted Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018, using the modified retrospective adoption methodology. Both real estate and other revenue contain single performance obligations and the Company believes the timing of the satisfaction of the performance obligations, triggering the recognition of revenue, did not differ from the Company's timing for recognizing revenue prior to adopting this pronouncement. Further description of the impact of this pronouncement is included in Note 2: Revenue from Contracts with Customers.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This guidance impacts the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new standard on a retrospective basis on January 1 2018. The adoption of this standard had no impact on the Company’s statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance impacts the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company early adopted this guidance on October 1, 2017. Upon adoption, the following balances were reclassified: restricted cash to the reconciliation of change in cash, cash equivalents and restricted cash, and other payables related to cash held in escrow on behalf of customers to financing activities. In the Company’s capacity as fiduciary, the cash receipt is a function of providing the customer with a service (title). Therefore, the escrow funds payable are akin to a repayment of debt, a financing activity, whereby the Company in its role as fiduciary is temporarily holding cash in its restricted accounts on behalf of its customers and subsequently releases the cash to settle the customers' contractual obligation. This reclassification will maintain an accurate reflection of the Company's cash flows from operating activities. The reconciliation of amounts previously reported to the revised amounts upon adoption are as follows:

Three Months Ended March 31, 2017	Previously reported	Adjustments	As revised

Operating activities	$(22,011)	$197	$(21,814)
Financing activities	$(1,028)	$4,651	$3,623
Net change in cash, cash equivalents, and restricted cash (1)	$(27,821)	$(4,848)	$(22,973)

(1) Previously titled: net change in cash and cash equivalents

Recently Issued Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

Note 2: Revenue from Contracts with Customers

Revenue Recognition—The Company applies the provisions of ASC 606-10, Revenue from Contracts with Customers ("ASC 606"), and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

    The Company’s revenue primarily consists of commissions and fees charged on each real estate transaction completed by the Company or its partner agents. The Company’s key revenue components are brokerage revenue, partner revenue, Redfin Now home sales revenue, and other revenue. Revenue earned but not received is recorded as accrued revenue on the accompanying consolidated balance sheets, net of an allowance for doubtful accounts. The Company does not separately disclose the amounts of product and service revenue.

Nature and Disaggregation of Revenue

Real Estate Segment

Brokerage Revenue—The Company recognizes commission-based brokerage revenue upon closing of a real estate transaction, net of any commission refund or any closing-cost reduction. Brokerage revenue includes the Company's offer and listing services, representing homebuyers and home sellers. The transaction price is calculated by taking the agreed upon commission rate and applying that to the home's selling price for the offer service or the home's listing price for the listing service. Brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

Partner Revenue—Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close referred transactions, net of any refunds provided to customers. The transaction price is a fixed percentage of the partner agent's commission. The partner agent directly remits the referral fee revenue to the Company. The Company is not entitled to any referral fee revenue until the related referred real estate transaction closes, at which point the entire transaction price is earned and recognized as revenue.

Other Segment

Redfin Now Home Sales Revenue—Revenue earned from selling homes is recorded at closing on a gross basis, representing the sales price of the home, less any seller concessions. The Company does not offer warranties for sold homes, and recognizes the entire transaction price upon the closed real estate transaction.

Other Services Revenue—Significantly all fees and revenue from other services are recognized when the service is provided. Other services revenue includes fees earned from mortgage banking operations, title settlement services, Walk Score data services, and advertising. Mortgage banking operations are not subject to the guidance in ASC 606 as the scope of the standard does not apply to revenue on contracts accounted for under Financial Instruments (Topic 825) but are included in other services revenue to reconcile total revenue presented on the condensed consolidated statements of operations to the disaggregation of revenue table below.

The Company's revenue from contracts with customers for the various revenue categories is as follows:

	Three Months Ended March 31,
	2018	2017

Real estate segment
Brokerage revenue	$70,143	$54,471
Partner revenue	4,781	3,900
Total real estate revenue	$74,924	$58,371

Other segment
Redfin Now home sales revenue	$3,052	$—
Other services revenue	1,917	1,497
Total other segment revenue	$4,969	$1,497

Other Considerations—The Company’s contracts with customers do not contain significant estimates or judgment. Significantly all of the Company's revenue contains a single performance obligation that is recognized upon a real estate transaction closing. The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for contract with customers with durations less than one year. The Company does not have significant remaining performance obligations or contract balances.

Accrued Revenue and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts after reviewing historical experience, age of accounts receivable balances and any other known conditions that may affect collectability. The majority of the Company’s transactions are processed through escrow and collectability is not a significant risk. The following table presents the activity in the allowance for doubtful accounts for the three months ended March 31, 2018:

	Real estate segment	Other segment	Total

Allowance for doubtful accounts:
Balance, December 31, 2017	$109	$51	$160
Charges	(19)	—	(19)
Write-offs	(22)	20	(2)
Balance, March 31, 2018	$68	$71	$139

Accrued revenue as of March 31, 2018:
Accrued Revenue	$12,093	$139	$12,232
Less: Allowance for doubtful accounts	68	71	139
Accrued revenue, net	$12,025	$68	$12,093

Note 3: Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued revenue, restricted cash, accounts payable, certain accrued liabilities, interest rate lock commitments, and forward sales commitments. The fair value of the Company’s financial instruments approximates their recorded values due to their short period to maturity. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I and Level II assets and liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents and Level II assets include Interest Rate Lock Commitments ("IRLCs") and forward sales commitments, included in other current assets and other current liabilities. The Company does not have any Level III financial instruments as of the periods presented. Interest rate lock commitments and forward sales commitments are measured by observable marketplace prices.

A summary of assets and liabilities at March 31, 2018 and December 31, 2017, related to the Company's financial instruments, measured at fair value on a recurring basis, is set forth below:

		Fair Value
Financial Instrument		March 31, 2018	December 31, 2017

Money market funds (included in cash and cash equivalents)	Level I	$176,813	$177,235
Interest rate lock commitments	Level II	94	29
Forward loan commitments	Level II	$(13)	$(4)

Note 4: Property and Equipment

A summary of property and equipment at March 31, 2018 and December 31, 2017 is as follows:

	Useful Lives (Years)	March 31, 2018	December 31, 2017

Leasehold improvements	Shorter of lease term or economic life	$16,657	$16,039
Website and software development costs	1-3	15,920	14,501
Computer and office equipment	3	2,297	2,192
Software	3	594	685
Furniture	7	3,193	3,039
		38,661	36,456
Accumulated depreciation and amortization		(15,782)	(14,138)
Property and equipment, net		$22,879	$22,318

Depreciation and amortization expense for property and equipment amounted to $1,881 and $1,783 for the three months ended March 31, 2018 and 2017, respectively.

Note 5: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		As of March 31, 2018			As of December 31, 2017
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade Names	10	$1,040	$(364)	$676	$1,040	$(338)	$702
Developed technology	10	2,980	(1,043)	1,937	2,980	(968)	2,012
Customer relationships	10	860	(301)	559	860	(280)	580
		$4,880	$(1,708)	$3,172	$4,880	$(1,586)	$3,294

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 for the three months ended March 31, 2018 and 2017. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 6: Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has five operating segments and one reportable segment, real estate. Real estate revenue is derived from commissions and fees charged on real estate transactions closed by us or partner agents. Other revenue consists of fees earned for title and settlement services, mortgage banking operations, Walk Score licensing and advertising fees, homes sold through Redfin Now, and other services. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is presented on a consolidated basis.

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended March 31,
	2018	2017

Real estate
Revenue	$74,924	$58,372
Cost of revenue	68,164	51,156
Gross profit	$6,760	$7,216
Other
Revenue	$4,969	$1,496
Cost of revenue	6,033	2,336
Gross profit	$(1,064)	$(840)
Consolidated
Revenue	$79,893	$59,868
Cost of revenue	74,197	53,492
Gross profit	$5,696	$6,376
Operating expenses	42,870	34,498
Net loss	$(36,439)	$(28,066)

Note 7: Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. As such, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of March 31, 2018.

Please see Note 6 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a description of the terms of the redeemable convertible preferred stock.

Accretion Expense—Accretion represents the increase in the redemption value of the Company’s redeemable convertible preferred stock. The recognized accretion expense related to the increase in the redemption value of the redeemable convertible preferred stock was reclassed upon the successful completion of the IPO, which occurred during 2017.

Significant unobservable inputs used in the determination of fair value of the Company’s redeemable convertible preferred stock for the three months ended March 31, 2017, when outstanding, included the following:

Three Months Ended March 31, 2017

Valuation methodology:
Income approach (private company)	12.5%
Market approach (private company)	12.5%
PWERM (IPO)	60.0%
PWERM (M&A)	15.0%
IPO revenue multiple	2.8x-3.0x
Forecasted revenue growth rate	31.1%-40.0%
Discount rate	20.0%

The following table presents the accretion expense of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity during the three months ended March 31, 2017:

Three Months Ended March 31, 2017

Series A-1	$(701)
Series A-2	(18)
Series A-3	(1,365)
Series B	(5,451)
Series C	(5,008)
Series D	(4,286)
Series E	(1,806)
Series F	(3,121)
Series G	(3,014)
Total	$(24,770)

Common Stock—At March 31, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2018	December 31, 2017

2017 Equity Incentive Plan:
Stock options issued and outstanding	11,821,024	13,180,950
Restricted stock units outstanding	1,152,718	981,276
Shares available for future equity grants	7,011,507	7,026,071
Total	19,985,249	21,188,297

2017 Employee Stock Purchase Plan:
Shares reserved under employee stock purchase plan	2,414,688	1,600,000
Total	2,414,688	1,600,000

Preferred Stock—As of March 31, 2018 and December 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Note 8: Stock-based Compensation

2017 Employee Stock Purchase Plan—The Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) became effective on July 27, 2017 and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On February 22, 2018, the board of directors determined to increase to the number of shares reserved for issuance under the 2017 ESPP by 814,688 shares. On each purchase date, participating employees purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date. The initial offering period began on January 1, 2018. The Company has recognized compensation cost and employee deductions have commenced. Offering periods last 6 months each, and begin every January 1 and July 1.

During the three months ended March 31, 2018, no shares of common stock were purchased under the 2017 ESPP. The fair value of common shares to be issued under the 2017 ESPP were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

Three Months Ended March 31, 2018

Expected life	0.5 years
Volatility	37.01%
Risk-free interest rate	1.61%
Dividend yield	—%
Weighted-average grant date fair value	$7.93

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2017 EIP is 7,895,659. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018 and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On December 22, 2017, the board of directors determined that there would be no increase to the number of shares reserved for issuance under the 2017 EIP on January 1, 2018. The term of each restricted stock unit under the plan shall be no more than 10 years and generally vest over a four-year period. The term of each option grant shall be no more than 10 years and generally vest over a four-year period.

Amended and Restated 2004 Equity Incentive Plan-The Company granted options under its Amended and Restated 2004 Equity Incentive Plan, as amended (“2004 Plan”), until July 26, 2017, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder.

Options to Purchase Common Stock—The Company did not issue any options to purchase common stock during the three months ended March 31, 2018. The fair value of the options issued under the Amended and Restated 2004 Equity Incentive Plan for the three months ended March 31, 2017 were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

Three Months Ended March 31, 2017

Expected life	7 years
Volatility	37.88%
Risk-free interest rate	2.26%
Dividend yield	—%
Weighted-average grant date fair value	4.53

The following table presents information regarding options granted, exercised, forfeited, or canceled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	13,180,950	$6.30	7.02	$329,786
Options granted	—	—
Options exercised	(1,198,732)	5.01		21,365
Options forfeited or canceled	(161,194)	9.05
Outstanding at March 31, 2018	11,821,024	6.39	6.80	194,319
Options exercisable at March 31, 2018	8,101,710	$5.18	6.09	$143,034

The fair value of the outstanding options to purchase common stock will be recorded as stock-based compensation over the vesting period. As of March 31, 2018, there was $15,256 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 2.12 years.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Unvested outstanding at December 31, 2017	981,276	$22.78
Granted	216,312	20.58
Vested	(7,532)	22.78
Forfeited or canceled	(37,338)	22.74
Unvested outstanding at March 31, 2018	1,152,718	$22.37

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation over the vesting period. As of March 31, 2018, there was $23,995 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.57 years.

Compensation Cost—The following table presents detail of stock-based compensation, net of the amount capitalized in internally developed software, included in the Company’s condensed consolidated statements of operations for the periods indicated below

	Three Months Ended March 31,
	2018	2017

Cost of revenue	$1,300	$714
Technology and development	1,473	731
Marketing	119	119
General and administrative	1,304	1,117
Total stock-based compensation	$4,196	$2,681

Note 9: Net Loss per Share Attributable to Common Stock

Net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. The Company has outstanding stock options, restricted stock units, employee stock purchase plan shares, and previously had redeemable convertible preferred stock, which are included in the calculation of diluted net loss attributable to common stock per share whenever doing so would be dilutive.

The Company calculates basic and diluted net loss per share attributable to common stock in conformity with the two-class method required for companies with participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses. Upon the conversion of the redeemable convertible preferred stock to common stock on the date of the IPO, or August 2nd, 2017, the Company only had one class of participating security, common stock. Diluted net loss per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, restricted stock units, and employee purchase plan shares are considered anti-dilutive securities for all periods presented. Basic and diluted net loss per share attributable to common stock was the same for each period presented.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2018	2017

Numerator:
Net loss	$(36,439)	$(28,066)
Accretion of preferred stock	—	(24,770)
Net loss attributable to common stock—basic and diluted	$(36,439)	$(52,836)

Denominator:
Weighted average shares used to compute net loss per share attributable to common stock—basic and diluted	82,010,913	14,767,478
Net loss per share attributable to common stock—basic and diluted	$(0.44)	$(3.58)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017

Redeemable convertible preferred stock	—	55,422,002
Options to purchase common stock	11,821,024	13,022,183
Restricted stock units	1,152,718	—
Employee stock purchase plan shares	156,530	—
Total	13,130,272	68,444,185

Note 10: Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act incorporates broad and complex changes to the U.S. tax code. The main provision of the Tax Act that is applicable to the Company is the reduction of a maximum federal tax rate of 35% to a flat tax rate of 21%, effective January 1, 2018. The Company incorporated the change in federal tax rates in its annual tax provision for the period ended December 31, 2017. The net impact to the Company’s tax expense was $0. As of December 31, 2017, the Company completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The Company’s effective tax rate for the three-month periods ended March 31, 2018 and 2017 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three-month periods ended March 31, 2018 and 2017. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

Net operating loss carryforwards are available to offset federal taxable income and begin to expire in 2025. As of December 31, 2017 the Company has accumulated approximately $87,071 of federal tax losses, and approximately $4,231 (tax effected) of state losses.

The Company’s material income tax jurisdiction is the United States (federal). As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2005 and forward for federal purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 11: Commitments and Contingencies

Legal Proceedings—Third-party licensed sales associates filed three lawsuits against the Company in the Superior Court of the State of California in 2013 and 2014. Two of the actions, which were pled as “class actions,” were removed to the Northern District of California. One of these cases also includes representative claims under California’s Private Attorney General Act, Labor Code section 2698 et. seq (“PAGA”). The third action was brought in the Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints alleged that the Company had misclassified current and former third-party licensed sales associates in California as independent contractors and generally seek compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses.

In June 2017, the Company entered into an agreement to resolve all three of these lawsuits for an aggregate payment of $1,800. The proposed settlement class contemplated by the agreement includes all current and former third party licensed sales associates engaged by the Company in California from January 16, 2009, through April 29, 2017.

The court issued final approval of the settlement on March 23, 2018, and the Company paid the settlement amount on March 30, 2018. The Company had recorded an accrual for $1,800 as of December 31, 2017. Pursuant to the terms of the settlement, all claims have been dismissed. The settlement does not contain any admission of liability, wrongdoing, or responsibility.

In addition, from time to time, the Company is involved in litigation, claims and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, claims related to the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $1,870 and $2,645 for the three months ended March 31, 2018 and 2017, respectively. Other commitments primarily relate to network infrastructure for the Company’s data operations. Also included are homes that the Company is under contract to purchase through Redfin Now but that have not closed. Future minimum payments due under these agreements as of March 31, 2018 are as follows:

	Facility Leases	Other Commitments

	March 31, 2018

2018	$6,211	$5,896
2019	8,604	2,066
2020	7,657	113
2021	7,131	0
2022 and thereafter	29,354	0
Total minimum lease payments	$58,957	$8,075

Mortgage Warehouse and Master Repurchase Agreements—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”), and in June 2017, Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank. Pursuant to the Mortgage Warehouse Agreement and Master Repurchase Agreement, Texas Capital and Western Alliance Bank both agree to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 each in the aggregate and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 1.5%, or 3.0%, whichever is higher. The per annum interest rate payable to Western Alliance Bank is a fixed rate equal to the LIBOR rate plus 3.00%, or 3.75%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. For each loan in which Western Alliance Bank elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital and Western Alliance Bank's participation interests in the loans are to be repurchased in whole or in part by Redfin Mortgage. The Company has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse and Master Repurchase Agreements.

The Mortgage Warehouse Agreement and Master Repurchase Agreements require each of the Company and Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants under both agreements as of March 31, 2018, but has not received a notice of default related to such failure from either Texas Capital or Western Alliance Bank. As of March 31, 2018 there was nothing outstanding under the Mortgage Warehouse Agreement and $1,357 outstanding on the Master Repurchase Agreement. As of December 31, 2017 there was $833 outstanding under the Mortgage Warehouse Agreement and $1,184 outstanding on the Master Repurchase Agreement. The Mortgage Warehouse Agreement expires on April 5, 2018 and the Master Repurchase Agreement expires on June 15, 2018.

Note 12: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	March 31, 2018	December 31, 2017

Accrued compensation and benefits	$27,205	$19,543
Legal fees and settlements	708	2,230
Miscellaneous accrued liabilities	5,953	4,832
Total accrued liabilities:	$33,866	$26,605

Note 13: Retirement Plan

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company-matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the three months ended March 31, 2018 and 2017.

Note 14: Subsequent Events

Mortgage Warehouse Agreement—In April 2018, the Company entered into a new Mortgage Warehouse Agreement with Texas Capital Bank. The Mortgage Warehouse Agreement expires on March 22, 2019 and the terms remain as described in Note 11 to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements, the accompanying notes, other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section “Special Note Regarding Forward-Looking Statements” above. The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. While we are not aware of any misstatements regarding the industry, survey or research data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors.
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

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016

Monthly average visitors (in thousands)	25,820	21,377	24,518	24,400	20,162	16,058	17,795	17,021	13,987
Real estate transactions:
Brokerage	7,285	8,598	10,527	10,221	5,692	6,432	7,934	7,497	4,005
Partner	2,237	2,739	3,101	2,874	2,041	2,281	2,663	2,602	1,936
Total	9,522	11,337	13,628	13,095	7,733	8,713	10,597	10,099	5,941

Real estate revenue per real estate transaction:
Brokerage	$9,628	$9,659	$9,289	$9,301	$9,570	$9,428	$9,333	$9,524	$9,485
Partner	2,137	2,056	1,960	1,945	1,911	1,991	1,932	1,633	1,224
Aggregate	$7,869	$7,822	$7,621	$7,687	$7,548	$7,481	$7,474	$7,491	$6,793

Aggregate home value of real estate transactions (in millions)	$4,424	$5,350	$6,341	$6,119	$3,470	$4,018	$4,898	$4,684	$2,599
U.S. market share by value	0.73%	0.71%	0.71%	0.64%	0.58%	0.56%	0.57%	0.53%	0.48%
Revenue from top-10 Redfin markets as a percentage of real estate revenue	66%	69%	69%	69%	68%	71%	72%	74%	71%
Average number of lead agents	1,327	1,118	1,028	1,010	935	796	756	756	743

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

Revenue from Top-10 Markets as a Percentage of Real Estate Revenue
Our top-10 markets by real estate revenue are the metropolitan areas of Boston, Chicago, Denver, Los Angeles, Maryland, Portland, San Diego, San Francisco, Seattle, and Virginia. We expect our revenue from top-10 markets to decline as a percentage of our real estate revenue over time.

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
From time to time, we may change the commission rates charged homebuyers and home sellers. Price increases for one are generally offset by decreases for the other, and while the mix of transactions may change, real estate revenue per real estate transaction remains relatively consistent.
Partner Revenue—Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we give to customers.
In December 2017, we stopped giving any portion of our referral fee to the customer.
Other Revenue
Other revenue consists of fees earned from mortgage banking operations, title settlement services, data services, advertising, and homes sold by Redfin Now. Redfin Now is our experimental new service where we buy homes directly from homeowners and resell them to homebuyers. Revenue earned from homes previously purchased by Redfin Now is recorded at closing on a gross basis, representing the sales price of the home.

Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay, benefits and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, office and occupancy expenses, depreciation and amortization related to fixed assets and acquired intangible assets, and, for Redfin Now, the cost of homes including the purchase price and capitalized improvements. We expect our personnel expenses to increase as we continue to hire more lead agents to reduce the number of homebuying customers that each lead agent serves.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are real estate revenue per real estate transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for Redfin Now, the cost of homes.

Operating Expenses
Technology and Development
Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses consist primarily of personnel costs including stock-based compensation, data-license expenses, software costs, and equipment and infrastructure costs, such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.
Marketing

Marketing expenses consist primarily of media costs for online and traditional advertising, as well as personnel costs including stock-based compensation.
General and Administrative
General and administrative expenses consist primarily of personnel costs including stock-based compensation, facilities costs and related expenses for our executive, finance, human resources, and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Revenue	$79,893	$59,868
Cost of revenue(1)	74,197	53,492
Gross profit	5,696	6,376
Operating expenses:
Technology and development(1)	12,762	9,672
Marketing(1)	13,336	10,459
General and administrative(1)	16,772	14,367
Total operating expenses	42,870	34,498
Loss from operations	(37,174)	(28,122)
Total interest income and other income, net	735	56
Net loss	$(36,439)	$(28,066)
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2018	2017

Stock-based compensation:	(in thousands)
Cost of revenue	$1,300	$714
Technology and development	1,473	731
Marketing	119	119
General and administrative	1,304	1,117
Total	$4,196	$2,681

	Three Months Ended March 31,
	2018	2017

	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue(1)	92.9	89.4
Gross profit	7.1	10.6
Operating expenses:
Technology and development(1)	16.0	16.1
Marketing(1)	16.7	17.5
General and administrative(1)	21.0	24.0
Total operating expenses	53.7	57.6
Loss from operations	(46.6)	(47.0)
Total interest income and other income, net	0.9	0.1
Net loss	(45.7)%	(46.9)%
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2018	2017

Stock-based compensation:	(as a percentage of revenue)
Cost of revenue	1.6%	1.2%
Technology and development	1.9	1.2
Marketing	0.1	0.2
General and administrative	1.7	1.9
Total	5.3%	4.5%

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Real estate revenue:
Brokerage revenue	$70,143	$54,471	$15,672	29%
Partner revenue	4,781	3,900	881	23
Total real estate revenue	74,924	58,371	16,553	28
Other revenue	4,969	1,496	3,473	232
Revenue	$79,893	$59,867	$20,026	33
Percentage of revenue
Real estate revenue:
Brokerage	87.8%	91.0%
Partner revenue	6.0	6.5
Total real estate revenue	93.8	97.5
Other revenue	6.2	2.5
Revenue	100.0%	100.0%

In the three months ended March 31, 2018, revenue increased by $20.0 million, or 33%, as compared with the same period in 2017. Brokerage revenue represented $15.7 million, or 78%, of the increase. Brokerage revenue grew 29% during the period, driven by a 28% increase in brokerage real estate transactions and a 1% increase in real estate revenue per brokerage transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Other revenue increased $3.5 million, or 232%, as compared with the same period in 2017. $3.1 million of the $3.5 million increase was attributable to Redfin Now.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate	$68,164	$51,156	$17,008	33%
Other	6,033	2,336	3,697	158
Total cost of revenue	$74,197	$53,492	$20,705	39

Gross profit
Real estate	$6,760	$7,216	$(456)	(6)%
Other	(1,064)	(840)	(224)	(27)
Total gross profit	$5,696	$6,376	$(680)	(11)

Gross margin (percentage of revenue)
Real estate	9.0%	12.4%
Other	(21.4)	(56.2)
Total gross margin	7.1	10.6
In the three months ended March 31, 2018, total cost of revenue increased by $20.7 million, or 39%, as compared with the same period in 2017. This increase in cost of revenue was primarily attributable to a $8.5 million increase in personnel costs including stock-based compensation due to increased headcount, a $3.8 million increase in transaction bonuses, a $3.0 million increase in home-touring and field costs and a $2.9 million increase in the cost of homes purchased through Redfin Now.
Total gross margin decreased 350 basis points for the three months ended March 31, 2018, as compared with the same period in 2017.
Real estate gross margin decreased 340 basis points for the three months ended March 31, 2018, as compared with the same period in 2017. This was primarily attributable to a 190 basis-point increase in personnel costs including stock-based compensation due to increased headcount, a 90 basis-point increase in transaction bonuses and a 60 basis-point increase in operating expenses, each as a percentage of revenue.
Other gross margin increased 3,480 basis points for the three months ended March 31, 2018, as compared with the same period in 2017. This was primarily attributable to a 4,800 basis-point decrease in personnel costs including stock-based compensation, a 2,850 basis-point decrease in operating expenses and an 870 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 5,860 basis-point increase in the cost of homes, resulting from the sale of homes purchased through Redfin Now, which includes the cost of homes in the cost of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$12,762	$9,672	$3,090	32%
Marketing	13,336	10,459	2,877	28
General and administrative	16,772	14,367	2,405	17
Total operating expenses	$42,870	$34,498	$8,372	24
Percentage of revenue
Technology and development	16.0%	16.1%
Marketing	16.7	17.5
General and administrative	21.0	24.0
Total operating expenses	53.7%	57.6%
In the three months ended March 31, 2018, technology and development expenses increased by $3.1 million, or 32%, as compared with the same period in 2017. The increase was primarily attributable to a $3.0 million increase in personnel costs including stock-based compensation due to increased headcount.
In the three months ended March 31, 2018, marketing expenses increased by $2.9 million, or 28%, as compared with the same period in 2017. The increase was primarily attributable to a $3.2 million increase in marketing media costs as we expanded advertising. The increase was partially offset by a $0.2 million decrease in personnel costs including stock-based compensation.
In the three months ended March 31, 2018, general and administrative expenses increased by $2.4 million, or 17%, as compared with the same period in 2017. The increase was primarily attributable to a $1.6 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $0.5 million increase in outside services expenses.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $190.8 million, which consist of operating cash on deposit with financial institutions and money market funds.
In the first quarter of 2017 we introduced Redfin Mortgage to originate and underwrite mortgage loans. We also began testing an experimental new service called Redfin Now, where we buy homes directly from home sellers, intending to resell those homes. To date, neither business has had a material impact on our liquidity. As of March 31, 2018, we held $6.7 million of home inventory in connection with Redfin Now.
We believe that our existing cash and cash equivalents, together with cash generated from operations, will provide sufficient liquidity to meet our operational needs, including capital expenditures and our Redfin Mortgage and Redfin Now offerings, for at least the next 12 months. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may elect to raise additional funds at any time through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Net cash provided used in operating activities	$(20,492)	$(21,814)
Net cash used in investing activities	(2,305)	(4,782)
Net cash provided by financing activities	$12,036	$3,623

Net cash used in operating activities was $20.5 million for the three months ended March 31, 2018, primarily attributable to a net loss of $36.4 million, offset by $4.2 million of stock based compensation expense and $2.0 million of depreciation and amortization expense. Changes in assets and liabilities decreased cash used in operating activities by $9.7 million. The changes in assets and liabilities are primarily driven by a $7.2 million increase in accrued liabilities, which is net of a $1.8 million legal settlement (see note 11), a $3.9 million decrease in prepaid expenses, and a $1.0 million increase in accounts payable, all primarily due to the timing of payments, a $1.2 million decrease in accrued revenue related to timing of real estate transactions, partially offset by an increase of $3.7 million in other current assets primarily driven by a net increase in home inventory related to our Redfin Now program.

Net cash used in operating activities was $21.8 million for the three months ended March 31, 2017, primarily attributable to a net loss of $28.1 million, offset by $2.7 million of stock based compensation expense and $1.9 million of depreciation and amortization expense. Changes in assets and liabilities decreased cash used in operating activities by $1.7 million. Changes in assets and liabilities are primarily driven by a $5.8 million net increase in accrued liabilities and a $1.1 million decrease in prepaid expenses, both due primarily to the timing of payments, partially offset by a $2.9 million decrease in accounts payable due to timing of payments, a $1.7 million increase in accrued revenue due to the timing of real estate transactions and an increase of $1.6 million in other current assets related to home purchases from the test launch of Redfin Now.
Net cash used in investing activities was $2.3 million for the three months ended March 31, 2018, primarily attributable to $1.3 million of capitalized software development expenses and $0.6 million of leasehold improvements for office space.
Net cash used in investing activities was $4.8 million for the three months ended March 31, 2017, primarily attributable to $2.5 million of leasehold improvements for our new Seattle headquarters office space and $1.2 million of capitalized software development expenses. The landlord for the Seattle headquarters office space provided reimbursement for a portion of the construction in progress, and this cash inflow is classified as an operating activity in a future period.
Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2018, attributable to a $6.8 million increase in customer escrow deposits, which is offset in our restricted cash balance, and $5.9 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2017, attributable to a $4.7 million increase in customer escrow deposits, which is offset in our restricted cash balance, and $0.6 million in proceeds from the exercise of stock options, partially offset by $1.6 million of payments of deferred initial public offering costs.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as related to ASC 606 as described in Note 2 to our consolidated financial statements.
Recent Accounting Standards
See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $190,773 and $208,342 at March 31, 2018 and December 31, 2017, respectively. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.
We do not currently have any operations outside of the United States and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed below, there have not been any legal proceedings that became a reportable event during the period covered by this report or any material developments to a legal proceeding reported in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Misclassification
Third-party licensed sales associates filed three lawsuits against us in the Superior Court of the State of California in 2013 and 2014. Two of the actions, which were pled as “class actions,” were removed to the Northern District of California. One of these cases also included representative claims under California’s Private Attorney General Act, Labor Code section 2698 et seq, or PAGA. The third action was brought in Los Angeles County Superior Court and asserts representative claims under PAGA. All three complaints alleged that we had misclassified current and former third-party licensed sales associates in California as independent contractors and generally seek compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses.

In June 2017, we entered into an agreement to resolve all three of these lawsuits for an aggregate payment of $1.8 million. The proposed settlement class contemplated by the agreement includes all current and former third-party licensed sales associates engaged by Redfin in California from January 16, 2009 through April 29, 2017.

We received final court approval of the settlement on March 23, 2018, and paid the settlement amount on March 30, 2018. Pursuant to the terms of the settlement, all claims have been dismissed. The settlement doesn't contain any admission of liability, wrongdoing, or responsibility.

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Part I. Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
We are from time to time involved in, and may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business. We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies, damage awards, and penalties. Regardless of outcome, any such claims or actions could require significant time, money, managerial and other resources, result in negative publicity, and harm our business and financial condition. Such litigation and other proceedings may relate to:

•	violations of laws and regulations governing the residential brokerage, title, or mortgage industries;

•	employment law claims, including claims regarding worker misclassification;

•	compliance with wage and hour regulations;

•	privacy, cybersecurity incidents, and data breach claims;

•	intellectual property disputes, including a pending suit that alleges that our display of certain photographs infringes the plaintiff's copyrights;

•	consumer protection and fraud matters;

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
In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed, and the significant costs of defense. The risks of litigation become magnified and the costs of settlement increase in class actions in which the courts grant partial or full certification of a large class. Also, insurance coverage may be unavailable for certain types of claims and, even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense. Further, such insurance may not be sufficient to cover the losses we incur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 10, 2018	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 10, 2018	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)