Form 10-Q
period 2018-06-30
Redfin Corp
filed 2018-08-09
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
As of August 1, 2018, there were 88,704,459 shares of the registrant's common stock outstanding.

Redfin Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2018	December 31, 2017

Assets:
Current assets:
Cash and cash equivalents	$194,237	$208,342
Restricted cash	17,408	4,316
Prepaid expenses	3,337	8,613
Accrued revenue, net	18,902	13,334
Inventory	14,519	3,382
Other current assets	1,828	328
Loans held for sale	3,584	1,891
Total current assets	253,815	240,206
Property and equipment, net	23,855	22,318
Intangible assets, net	3,050	3,294
Goodwill	9,186	9,186
Other assets	7,077	6,951
Total assets:	296,983	281,955
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	3,855	1,901
Accrued liabilities	34,045	26,605
Other payables	17,700	4,068
Loan facility	3,492	2,016
Current portion of deferred rent	1,467	1,267
Total current liabilities	60,559	35,857
Deferred rent, net of current portion	10,811	10,668
Total liabilities	71,370	46,525
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 83,785,251 and 81,468,891 shares issued and outstanding, respectively	84	81
Preferred stock—par value $0.001 per share; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	387,764	364,352
Accumulated deficit	(162,235)	(129,003)
Total stockholders’ equity	225,613	235,430
Total liabilities and stockholders’ equity:	$296,983	$281,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$142,642	$104,935	$222,536	$164,802
Cost of revenue	97,429	67,975	171,626	121,467
Gross profit	45,213	36,960	50,910	43,335
Operating expenses:
Technology and development	13,033	10,090	25,796	19,762
Marketing	14,435	10,132	27,770	20,591
General and administrative	15,288	12,466	32,062	26,833
Total operating expenses	42,756	32,688	85,628	67,186
Income (loss) from operations	2,457	4,272	(34,718)	(23,851)
Interest income and other income, net:
Interest income	729	32	1,307	76
Other income, net	21	—	179	13
Total interest income and other income, net	750	32	1,486	89
Net income (loss)	$3,207	$4,304	$(33,232)	$(23,762)
Accretion of redeemable convertible preferred stock	$—	$(110,921)	$—	$(135,690)
Net income (loss) attributable to common stock - basic and diluted	$3,207	$(106,617)	$(33,232)	$(159,452)

Net income (loss) per share attributable to common stock - basic	$0.04	$(7.15)	$(0.40)	$(10.74)
Net income (loss) per share attributable to common stock - diluted	$0.04	$(7.15)	$(0.40)	$(10.74)

Weighted average shares - basic	83,164,670	14,913,234	82,590,979	14,840,759
Weighted average shares - diluted	90,743,178	14,913,234	82,590,979	14,840,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(33,232)	$(23,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,902	3,539
Stock-based compensation	8,974	5,320
Change in assets and liabilities:
Prepaid expenses	5,277	1,842
Accrued revenue	(5,568)	(3,885)
Inventories	(11,137)	(1,582)
Other current assets	(1,470)	8,064
Other long-term assets	(125)	377
Accounts payable	1,934	901
Accrued liabilities	7,481	8,481
Deferred lease liability	(583)	1,097
Origination of loans held for sale	(29,249)	(3,022)
Proceeds from sale of loans originated as held for sale	27,555	2,477
Net cash used in operating activities	(26,241)	(153)
Investing activities
Maturities and sales of short-term investments	—	1,239
Purchases of short-term investments	—	(992)
Purchases of property and equipment	(4,045)	(9,435)
Net cash used in investing activities	(4,045)	(9,188)
Financing activities
Proceeds from issuance of common stock	14,394	1,017
Tax payment related to net share settlements on restricted stock units	(227)	—
Payment of initial public offering costs	—	(1,807)
Borrowings from warehouse credit facilities	28,551	2,932
Repayments of warehouse credit facilities	(27,076)	(2,403)
Other payables - customer escrow deposits related to title services	13,631	7,814
Net cash provided by financing activities	29,273	7,553
Net change in cash, cash equivalents, and restricted cash	(1,013)	(1,788)
Cash, cash equivalents, and restricted cash:
Beginning of period	212,658	67,845
End of period	$211,645	$66,057
Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$(135,690)
Stock-based compensation capitalized in property and equipment	$(244)	$(131)
Initial public offering cost accruals	$—	$(343)
Property and equipment additions in accounts payable and accrued expenses	$(21)	$—
Leasehold improvements paid directly by lessor	$(926)	$(104)
Cash in transit for exercised stock options	$(30)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except for shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Proceeds from initial public offering, net of underwriters' discounts	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—			(3,708)	—	(3,708)
Exercise of stock options	—	—	744,215	1	3,000	—	3,001
Stock-based compensation	—	—			11,369	—	11,369
Accretion of redeemable convertible preferred stock		175,915			(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,781	617,495	831,331
Net loss	—	—	—	—	—	(15,002)	(15,002)
Balance, December 31, 2017	—	$—	81,468,891	$81	$364,352	$(129,003)	$235,430

Issuance of common stock pursuant to employee stock purchase program			187,076	—	3,671		3,671
Exercise of stock options	—	—	2,108,485	3	10,750		10,753
Issuance of common stock pursuant to restricted stock units	—	—	31,022	—	—		—
Restricted stock surrendered for employees' tax liability	—	—	(10,223)	—	(227)		(227)
Stock-based compensation	—	—			9,218		9,218
Net loss	—	—	—			(33,232)	(33,232)
Balance, June 30, 2018	—	$—	83,785,251	$84	$387,764	$(162,235)	$225,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation (“Redfin” or the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals in the purchase or sale of their residential property. The Company also provides title and settlement services, originates and sells mortgages, and buys and sells residential properties via wholly-owned subsidiaries. The Company has operations located in multiple states nationwide.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2018, the Company's results of operations for the three months and six months ended June 30, 2018 and 2017, and the Company's cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

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

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: unanticipated fluctuations in operating results due to seasonality and cyclicality in the real estate industry, changes in home sale prices and transaction volumes, the Company’s ability to increase market share, competition and U.S. economic conditions. Since inception through June 30, 2018, the Company has incurred losses from operations and accumulated a deficit of $162,235, and has been dependent on equity financing to fund operations.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, prior to its conversion on August 2, 2017 the fair value of common stock and redeemable convertible preferred stock, capitalization of website development costs, recoverability of intangible assets with finite lives, and the fair value of reporting units for purposes of evaluating goodwill for impairment. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Significant Accounting Policies—There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2018, from the significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

Recently Adopted Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018, using the modified retrospective adoption methodology. Real estate services, properties and other revenue contain single performance obligations and the Company believes the timing of the satisfaction of the performance obligations, triggering the recognition of revenue, did not differ from the Company's timing for recognizing revenue prior to adopting this pronouncement. Further description of the impact of this pronouncement is included in Note 2: Revenue from Contracts with Customers.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This guidance impacts the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new standard on a retrospective basis on January 1, 2018. The adoption of this standard had no impact on the Company’s statement of cash flows.

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

Six Months Ended June 30, 2017	Previously reported	Adjustments	As revised

Operating activities	$(371)	$218	$(153)
Financing activities	$(261)	$7,814	$7,553
Net change in cash, cash equivalents, and restricted cash (1)	$(9,820)	$(8,032)	$(1,788)
(1) Previously titled: net change in cash and cash equivalents

Recently Issued Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for leased facilities.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02.

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

    The Company’s revenue primarily consists of commissions and fees charged on each real estate services transaction completed by the Company or its partner agents. The Company’s key revenue components are brokerage revenue, partner revenue, property sales revenue, and other revenue. Revenue earned but not received is recorded as accrued revenue on the accompanying consolidated balance sheets, net of an allowance for doubtful accounts. The Company does not separately disclose the amounts of product and service revenue.

Cost of Revenue—Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, property costs related to our properties segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Property costs related to our properties segment include the property purchase price, capitalized improvements, selling expenses directly attributable to the transaction, and property maintenance expenses.

Nature and Disaggregation of Revenue

Real Estate Services

Brokerage Revenue—The Company recognizes commission-based brokerage revenue upon closing of a real estate services transaction, net of any commission refund or any closing-cost reduction. Brokerage revenue includes the Company's offer and listing services, representing homebuyers and home sellers. The transaction price is calculated by taking the agreed upon commission rate and applying that to the home's selling price. Brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

Partner Revenue—Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close referred transactions, net of any refunds provided to customers. The transaction price is a fixed percentage of the partner agent's commission. The partner agent directly remits the referral fee revenue to the Company. The Company is not entitled to any referral fee revenue until the related referred real estate services transaction closes, at which point the entire transaction price is earned and recognized as revenue.

Properties

Properties Revenue—Properties revenue consists of revenue earned when the Company sells homes that it previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home. The Company does not offer warranties for sold homes, and there are no continuing performance obligations following the transaction close date.

Other

Other Revenue—Significantly all fees and revenue from other services are recognized when the service is provided. Other services revenue includes fees earned from mortgage banking services, title settlement services, Walk Score data services, and advertising. Mortgage banking services are not subject to the guidance in ASC 606 as the scope of the standard does not apply to revenue on contracts accounted for under Financial Instruments (Topic 825) but are included in other services revenue to reconcile total revenue presented on the condensed consolidated statements of operations to the disaggregation of revenue table below.

The Company's revenue from contracts with customers for the various revenue categories is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Real estate services
Brokerage revenue	$123,355	$95,069	$193,498	$149,540
Partner revenue	7,503	5,589	12,285	9,490
Total real estate services revenue	130,858	100,658	205,783	159,030

Properties revenue	8,986	1,981	12,038	1,981

Other revenue	2,798	2,296	4,715	3,791

Total revenue	$142,642	$104,935	$222,536	$164,802

Other Considerations—The Company’s contracts with customers do not contain significant estimates or judgment. For both the real estate services and properties businesses, the Company's contracts with customers contain a single performance obligation that is recognized upon a transaction closing. The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. The Company does not have significant remaining performance obligations or contract balances.

Accrued Revenue and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts after reviewing historical experience, age of accounts receivable balances and any other known conditions that may affect collectability. The majority of the Company’s transactions are processed through escrow and collectability is not a significant risk. Properties had no balances in these accounts as of June 30, 2018. The following table presents the activity in the allowance for doubtful accounts for the period presented:

Six Months Ended June 30, 2018

Allowance for doubtful accounts:
Balance, December 31, 2017	$160
Charges	(2)
Write-offs	(24)
Balance, June 30, 2018	$134

Accrued revenue as of June 30, 2018:
Accrued revenue	$19,036
Less: Allowance for doubtful accounts	134
Accrued revenue, net	$18,902

Note 3: Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level I—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level III—Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions. The Company's interest rate lock commitments are measured at fair value on a recurring basis. The Company estimates the fair value of an interest rate lock commitment based on quoted investor prices, net of origination costs and fees and the probability that the mortgage loan will be purchased within the terms of the interest rate lock commitment.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I, Level II and Level III assets and (liabilities). Level I assets include highly liquid money market funds, Level II assets and (liabilities) include forward sales commitments, and Level III assets and (liabilities) include interest rate lock commitments. As of June 30, 2018, forward sales commitments and interest rate lock commitments were broken out between Other asset and Other payables, as well as interest rate lock commitments were reclassified to Level III.

A summary of assets and (liabilities) at June 30, 2018 and December 31, 2017, related to the Company's financial instruments, measured at fair value on a recurring basis, is set forth below:

			Fair Value
Financial Instrument	Balance sheet location		June 30, 2018	December 31, 2017

Money market funds	Cash and cash equivalents	Level I	$179,442	$177,235
Forward sales commitments	Other current assets	Level II	5	9
Forward sales commitments	Accrued liabilities	Level II	(25)	(2)
Interest rate lock commitments	Other current assets	Level III	120	29
Interest rate lock commitments	Accrued liabilities	Level III	(3)	(4)

The changes in the Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

Note 4: Property and Equipment

A summary of property and equipment at June 30, 2018 and December 31, 2017 is as follows:

	Useful Lives (Years)	June 30, 2018	December 31, 2017

Leasehold improvements	Shorter of lease term or economic life	$17,471	$16,039
Website and software development costs	1-3	17,231	14,501
Computer and office equipment	3	2,415	2,192
Software	3	594	685
Furniture	7	3,625	3,039
		41,336	36,456
Accumulated depreciation and amortization		(17,481)	(14,138)
Property and equipment, net		$23,855	$22,318

Depreciation and amortization expense for property and equipment amounted to $1,777 and $1,512 for the three months ended June 30, 2018 and 2017, respectively, and $3,658 and $3,295 for the six months ended June 30, 2018 and 2017, respectively.

Note 5: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		As of June 30, 2018			As of December 31, 2017
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade names	10	$1,040	$(390)	$650	$1,040	$(338)	$702
Developed technology	10	2,980	(1,117)	1,863	2,980	(968)	2,012
Customer relationships	10	860	(323)	537	860	(280)	580
		$4,880	$(1,830)	$3,050	$4,880	$(1,586)	$3,294

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $244 for the three and six months ended June 30, 2018 and 2017, respectively. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 6: Segment Reporting

In its operation of the business, the Company's management, including its chief operating decision maker, who is also the Chief Executive Officer, evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is presented on a consolidated basis. The Company has five operating segments and two reportable segments, real estate services and properties. The Company has elected to present properties as a segment, given its decision to proceed with buying homes directly from homeowners and reselling them to homebuyers as an ongoing customer offering.

The Company's reportable segments and other segments are described below:

Real estate services

Real estate services revenue is derived from commissions and fees charged on real estate services transactions closed by the Company or its partner agents.

Properties

Properties is a new reportable segment as of June 30, 2018. Prior to June 30, 2018, the properties segment results were included as part of the Company's other segment. Properties revenue is earned when when the Company sells homes that it previously bought directly from homeowners.

Other

Other revenue consists of fees earned for title and settlement services, mortgage banking services, Walk Score licensing and advertising fees, and other services. Included in other are all operating segments and revenue not otherwise included in reportable operating segments.

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Real estate services
Revenue	$130,858	$100,658	$205,783	$159,030
Cost of revenue	85,337	63,436	153,501	114,592
Gross profit	$45,521	$37,222	$52,282	$44,438
Properties
Revenue	$8,986	$1,981	$12,038	$1,981
Cost of revenue	9,088	2,030	12,430	2,036
Gross profit	$(102)	$(49)	$(392)	$(55)
Other
Revenue	$2,798	$2,296	$4,715	$3,791
Cost of revenue	3,004	2,509	5,695	4,839
Gross profit	$(206)	$(213)	$(980)	$(1,048)
Consolidated
Revenue	$142,642	$104,935	$222,536	$164,802
Cost of revenue	97,429	67,975	171,626	121,467
Gross profit	$45,213	$36,960	$50,910	$43,335
Operating expenses	42,756	32,688	85,628	67,186
Net income (loss)	$3,207	$4,304	$(33,232)	$(23,762)

Note 7: Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. As such, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of June 30, 2018.

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

The following table presents the accretion expense of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity during the three and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017

Series A-1	$(3,085)	$(3,785)
Series A-2	(77)	(95)
Series A-3	(6,478)	(7,843)
Series B	(25,601)	(31,052)
Series C	(23,523)	(28,531)
Series D	(20,131)	(24,417)
Series E	(8,130)	(9,936)
Series F	(12,522)	(15,643)
Series G	(11,374)	(14,388)
Total	$(110,921)	$(135,690)

Common Stock—At June 30, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2018	December 31, 2017

2017 Equity Incentive Plan:
Stock options issued and outstanding	10,775,812	13,180,950
Restricted stock units outstanding	2,010,186	981,276
Shares available for future equity grants	6,273,668	7,026,071
Total	19,059,666	21,188,297

2017 Employee Stock Purchase Plan:
Shares issued under employee stock purchase plan	187,076	0
Shares available for future purchases under employee stock purchase plan	2,227,612	1,600,000
Total	2,414,688	1,600,000

Preferred Stock—As of June 30, 2018 and December 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Note 8: Stock-based Compensation

2017 Employee Stock Purchase Plan—The Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) became effective on July 27, 2017 and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases are accomplished through participation in discrete offering periods. The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On February 22, 2018, the board of directors determined to increase to the number of shares reserved for issuance under the 2017 ESPP by 814,688 shares. On each purchase date, participating employees purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date. Offering periods last 6 months each, and begin every January 1 and July 1.

During the three and six months ended June 30, 2018, 187,076 shares of common stock were purchased under the 2017 ESPP. The fair value of common shares to be issued under the 2017 ESPP were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

Three and Six Months Ended June 30, 2018

Expected life	0.5 years
Volatility	37.01%
Risk-free interest rate	1.61%
Dividend yield	—%
Weighted-average grant date fair value	$7.82

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The Company initially reserved 7,898,159 shares of common stock for issuance under the 2017 EIP. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018 and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On December 22, 2017, the board of directors determined that there would be no increase to the number of shares reserved for issuance under the 2017 EIP on January 1, 2018. The term of each restricted stock unit under the plan shall be no more than 10 years and generally vest over a four-year period. The term of each option grant shall be no more than 10 years and generally vest over a four-year period.

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

Options to Purchase Common Stock—The Company did not issue any options to purchase common stock during the three and six months ended June 30, 2018. The fair value of the options issued under the Amended and Restated 2004 Equity Incentive Plan for the three and six months ended June 30, 2017 were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,

	2017

Expected life	7 years	7 years
Volatility	40.97%	37.88%-40.97%
Risk-free interest rate	1.96%	1.96%-2.26%
Dividend yield	—%	—%
Weighted-average grant date fair value	4.89	4.86
The following table presents information regarding options granted, exercised, forfeited, or canceled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	13,180,950	$6.30	7.02	$329,786
Options granted	—	—
Options exercised	(2,108,485)	5.10		0
Options forfeited	(289,712)	9.18
Options forfeited or canceled	(6,941)	8.44
Outstanding at June 30, 2018	10,775,812	6.46	6.57	179,242
Options exercisable at June 30, 2018	7,833,599	$5.49	6.02	$137,856

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of June 30, 2018, there was $12,597 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 1.89 years.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the six months ended June 30, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Unvested outstanding at December 31, 2017	981,276	$22.78
Granted	1,134,858	21.49
Vested	(31,022)	22.67
Forfeited or canceled	(74,926)	22.22
Unvested outstanding at June 30, 2018	2,010,186	$22.07

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2018, there was $41,026 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.45 years.

During the three months ended June 30, 2018, the Company granted 140,601 restricted stock units subject to performance conditions (“2018 Performance RSUs”) at 100% of the target level. Depending on the Company's achievement of the performance conditions, the actual amount of shares of common stock issuable upon vesting of the 2018 Performance RSUs will range from 0% to 200% of the target amount of restricted stock units. For each recipient of the 2018 Performance RSUs, the award will vest, subject to the recipient continuing to provide service to the Company, upon the Company's board of directors, or its compensation committee, certifying that the Company achieved certain financial targets for the three-year period from January 1, 2018 to December 31, 2020. Share-based compensation expense for 2018 Performance RSUs will be recognized when it is probable that the performance conditions will be achieved. As of June 30, 2018, $93 of share-based compensation expense was recognized for the 2018 Performance RSUs.

Compensation Cost—The following table presents detail of stock-based compensation, net of the amount capitalized in internally developed software, included in the Company’s condensed consolidated statements of operations for the periods indicated below

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of revenue	$1,392	$699	$2,691	$1,414
Technology and development	1,726	751	3,200	1,482
Marketing	157	123	276	242
General and administrative	1,503	1,065	2,808	2,182
Total stock-based compensation	$4,778	$2,638	$8,975	$5,320

Note 9: Net Income (loss) per Share Attributable to Common Stock

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

The Company calculates basic and diluted net income (loss) per share attributable to common stock in conformity with the two-class method required for companies with participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities. Under the two-class method, net income (loss) attributable to common stock is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses. Upon the conversion of the redeemable convertible preferred stock to common stock on the date of the IPO, or August 2, 2017, the Company only had one class of participating security, common stock. Diluted net income (loss) per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$3,207	$4,304	$(33,232)	$(23,762)
Accretion of preferred stock	—	(110,921)	—	(135,690)
Net income (loss) attributable to common stock - basic and diluted	$3,207	$(106,617)	$(33,232)	$(159,452)
Denominator:
Weighted average shares:
Basic	83,164,670	14,913,234	82,590,979	14,840,759
DIlutive shares from stock plans	7,578,508	—	—	—
Diluted	90,743,178	14,913,234	82,590,979	14,840,759
Net income (loss) per share:
Net income (loss) per share attributable to common stock - basic	$0.04	$(7.15)	$(0.40)	$(10.74)
Net income (loss) per share attributable to common stock - diluted	$0.04	$(7.15)	$(0.40)	$(10.74)

The following outstanding shares of common stock equivalents as of June 30, 2018 and June 30, 2017 were excluded from the computation of the diluted net income (loss) per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Redeemable convertible preferred stock	—	55,422,002	—	55,422,002
Options to purchase common stock	—	13,782,401	10,775,812	13,782,401
Restricted stock units	179,712	—	2,010,186	—
Total	179,712	69,204,403	12,785,998	69,204,403

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

The Company’s effective tax rate for the three and six months ended June 30, 2018 and 2017 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three and six month ended June 30, 2018 and 2017. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

Note 11: Commitments and Contingencies

Legal Proceedings—From time to time the Company is involved in litigation, claims and other proceedings arising in the ordinary course of business. This litigation and other proceedings may include, but are not limited to, actions relating to employment law, independent contractor misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, claims related to the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $1,974 and $1,679 for the three months ended June 30, 2018 and 2017, respectively, and $3,844 and $4,325 for the six months ended June 30, 2018 and 2017, respectively. Other commitments primarily relate to network infrastructure for the Company’s data operations. Also included are homes that the Company is under contract to purchase through Redfin Now but that have not closed. Future minimum payments due under these agreements as of June 30, 2018 are as follows:

	Facility Leases	Other Commitments

	June 30, 2018

2018	$4,243	$5,702
2019	8,913	2,304
2020	7,943	138
2021	7,425	3
2022 and thereafter	30,097	0
Total minimum lease payments	$58,621	$8,147

Mortgage Warehouse and Master Repurchase Agreements—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”), and in June 2017, Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank. Pursuant to each of the Mortgage Warehouse Agreement and Master Repurchase Agreement, Texas Capital and Western Alliance Bank, respectively, agree to fund loans originated by Redfin

Mortgage, in its discretion, up to $10,000 and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 1.5%, or 3.0%, whichever is higher. The per annum interest rate payable to Western Alliance Bank is a fixed rate equal to the LIBOR rate plus 3.00%, or 3.75%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. For each loan in which Western Alliance Bank elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital and Western Alliance Bank's participation interests in the loans are to be repurchased in whole or in part by Redfin Mortgage. The Company has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse and Master Repurchase Agreements.

The Mortgage Warehouse Agreement and Master Repurchase Agreements require each of the Company and Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants contained in the Mortgage Warehouse Agreement as of June 30, 2018, but Texas Capital has not enforced its remedies under the Mortgage Warehouse Agreement. As of June 30, 2018 there was $2,225 outstanding under the Mortgage Warehouse Agreement and $1,266 outstanding on the Master Repurchase Agreement. As of December 31, 2017 there was $833 outstanding under the Mortgage Warehouse Agreement and $1,184 outstanding on the Master Repurchase Agreement. The Mortgage Warehouse Agreement expires on March 22, 2019 and the Master Repurchase Agreement expires on August 14, 2018.

Note 12: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	June 30, 2018	December 31, 2017

Accrued compensation and benefits	$25,043	$19,543
Legal fees and settlements	1,097	2,230
Miscellaneous accrued liabilities	7,905	4,832
Total accrued liabilities:	$34,045	$26,605

Note 13: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using the Company's title and settlement services. Since the Company does not have rights to the cash the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash. The following table presents the detail of other payables as of the dates presented:

	June 30, 2018	December 31, 2017

Customer deposits	$(17,182)	$(4,068)
Miscellaneous payables	(518)	—
Total other payables:	$(17,700)	$(4,068)

Note 14: Retirement Plan

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company-matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the three and six months ended June 30, 2018 and 2017.

Note 15: Subsequent Events

On July 23, 2018, the Company closed follow-on public offerings of 4,836,336 shares of common stock at a public offering price of $23.50 per share, and $143,750 aggregate principal amount of its 1.75% Convertible Senior Notes due 2023 ("Notes").

The aggregate gross proceeds from the common stock offering was $113,654 and from the Notes offering was $143,750. The Company received $107,971 in proceeds from the common stock offering and $139,438 in proceeds from the Notes offering, in each case after deducting underwriting discounts but before deducting offering costs.
The Notes are senior, unsecured obligations of Redfin, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears. The Notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Prior to April 15, 2023, the Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. Thereafter, the Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Redfin may redeem for cash all or any portion of the notes, at its option, on or after July 20, 2021, upon satisfaction of certain conditions at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Redfin will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.

Holders of the Notes have the right to require Redfin to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the Notes). Redfin is required to increase the conversion rate for holders who convert their notes in connection with certain fundamental changes occurring prior to the maturity date or following Redfin’s issuance of a notice of redemption.

The initial conversion rate of the Notes is 32.7332 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $30.55 per share of common stock. The initial conversion price represents a premium of approximately 30% to the $23.50 per share public offering price for the common stock offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements, the accompanying notes, other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following discussion contains forward-looking statements, such as our plans, estimates, and beliefs, that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section “Special Note Regarding Forward-Looking Statements” above. The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.
In the below discussion, we use the term basis points to refer to units of one‑hundredth of one percent.
Prior to this Quarterly Report on Form 10-Q, we had one reportable segment ("real estate") that reflected revenue derived from commissions and fees charged on real estate services transactions closed by us or partner agents representing customers in buying and selling homes. Beginning with this Quarterly Report on Form 10-Q, we recognized a new reportable segment ("properties") that reflects revenue from when we sell homes that we previously bought directly from homeowners. Concurrent with our recognition of the new "properties" segment, we changed the name of our "real estate" segment to "real estate services." Prior to this Quarterly Report on Form 10-Q, we included the results from our "properties" segment as part of our "other" segment.
Overview
Redfin is the technology-powered residential real estate brokerage. We represent people buying and selling homes in over 80 markets throughout the United States. Our mission is to redefine real estate in the consumer’s favor. In a commission-driven industry, we put the customer first. We do this by pairing our own agents with our own technology to create a service that is faster, better, and costs less.
In the first quarter of 2017, we began testing an experimental new service called Redfin Now, where we buy homes directly from homeowners and resell them to homebuyers. In July 2018, we expanded our Redfin Now service from an experiment to an ongoing customer offering. For the three months ended June 30, 2018, we limited ourselves to no more than $25.0 million in Redfin Now capital at any point in time, including inventory and properties that we are committed to purchase. In July 2018, we increased that limit to $35.0 million. Redfin Now is included in our properties segment.
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
On July 23, 2018, we completed follow-on public offerings of (1) 4,836,336 shares of our common stock (including 630,826 shares pursuant to the underwriters’ option to purchase additional shares) and (2) $143,750,000 aggregate principal amount of our 1.75% Convertible Senior Notes due 2023, or convertible senior notes (including $18,750,000 principal amount of convertible senior notes sold pursuant to the underwriters’ option to purchase additional notes). The public offering price for our common stock offering was $23.50 per share.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016

Monthly average visitors (in thousands)	28,777	25,820	21,377	24,518	24,400	20,162	16,058	17,795	17,021
Real estate services transactions:
Brokerage	12,971	7,285	8,598	10,527	10,221	5,692	6,432	7,934	7,497
Partner	3,289	2,237	2,739	3,101	2,874	2,041	2,281	2,663	2,602
Total	16,260	9,522	11,337	13,628	13,095	7,733	8,713	10,597	10,099

Real estate services revenue per transaction:
Brokerage	$9,510	$9,628	$9,659	$9,289	$9,301	$9,570	$9,428	$9,333	$9,524
Partner	2,281	2,137	2,056	1,960	1,945	1,911	1,991	1,932	1,633
Aggregate	$8,048	$7,869	$7,822	$7,621	$7,687	$7,548	$7,481	$7,474	$7,491

Aggregate home value of real estate services transactions (in millions)	$7,910	$4,424	$5,350	$6,341	$6,119	$3,470	$4,018	$4,898	$4,684
U.S. market share by value	0.83%	0.73%	0.71%	0.71%	0.64%	0.58%	0.56%	0.57%	0.53%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	68%	66%	69%	69%	69%	68%	71%	72%	74%
Average number of lead agents	1,415	1,327	1,118	1,028	1,010	935	796	756	756

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

Real Estate Services Transactions

Increasing the number of real estate services transactions in which we or our partner agents represent homebuyers and home sellers is critical to increasing our revenue and, in turn, to achieving profitability. Real estate services transaction volume is influenced by the pricing and quality of our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate services transaction volume is also affected by seasonality and macroeconomic factors. We include a single transaction twice when we or our partner agents serve both the homebuyer and the home seller of a home.

Real Estate Services Revenue per Transaction
Real estate services revenue per transaction, together with the number of real estate services transactions, is a factor in evaluating business growth and determining pricing. Changes in real estate services revenue per transaction can be affected by our pricing, the mix of transactions from homebuyers and home sellers, changes in the value of homes in the markets we serve, the geographic mix of our transactions, and the transactions we refer to partner agents.
We calculate real estate services revenue per transaction by dividing brokerage, partner, or aggregate revenue, as applicable, by the corresponding number of real estate services transactions in any period.

Aggregate Home Value of Real Estate Services Transactions
The aggregate home value of real estate services transactions completed by our lead agents and of the real estate services transactions we refer to partner agents is an important indicator of the health of our business, because our revenue is largely based on a percentage of each home’s sale price. This metric is affected chiefly by the number of customers we serve, but also by changes in home values in the markets we serve. We include the value of a single transaction twice when we or our partner agents serve both the homebuyer and home seller of a transaction.

U.S. Market Share by Value
Increasing our U.S. market share by value is critical to our ability to grow our business and achieve profitability over the long term. We believe there is a significant opportunity to increase our share in the markets we currently serve.
We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. home sales by the mean sale price of these sales, each as reported by the National Association of Realtors, or NAR. We calculate our market share by aggregating the home value of real estate services transactions conducted by our lead agents or our partner agents. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the estimated aggregate value of U.S. home sales.

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue
Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. We expect our revenue from top-10 markets to decline as a percentage of our real estate services revenue over time.

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
Components of Our Results of Operations

Revenue
We generate revenue primarily from commissions and fees charged on real estate services transactions closed by our lead agents or partner agents.
Real Estate Services Revenue
Brokerage Revenue—Brokerage revenue consists of commissions earned on real estate services transactions closed by our lead agents. We recognize commission-based revenue on the closing of a transaction, less the amount of any commission refund or any closing-cost reduction, commission discount, or transaction-fee adjustment. Brokerage revenue is affected by the number of real estate services transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.
From time to time, we may change the commission rates charged homebuyers and home sellers. Price increases for one are generally offset by decreases for the other, and while the mix of transactions may change, real estate services revenue per transaction remains relatively consistent.
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
Properties Revenue
Properties revenue is earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home. Redfin Now is our primary properties offering.
Other Revenue
Other revenue consists of fees earned from mortgage banking services, title settlement services, data services, and advertising.

Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, property costs related to our properties segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Property costs related to our properties segment include the property purchase price, capitalized improvements, selling expenses directly attributable to the transaction, and property maintenance expenses.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the cost of homes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Revenue	$142,642	$104,935	$222,536	$164,802
Cost of revenue(1)	97,429	67,975	171,626	121,467
Gross profit	45,213	36,960	50,910	43,335
Operating expenses:
Technology and development(1)	13,033	10,090	25,796	19,762
Marketing(1)	14,435	10,132	27,770	20,591
General and administrative(1)	15,288	12,466	32,062	26,833
Total operating expenses	42,756	32,688	85,628	67,186
Income (loss) from operations	2,457	4,272	(34,718)	(23,851)
Total interest income and other income, net	750	32	1,486	89
Net income (loss)	$3,207	$4,304	$(33,232)	$(23,762)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock-based compensation:	(in thousands)
Cost of revenue	$1,392	$699	$2,691	$1,414
Technology and development	1,726	751	3,200	1,482
Marketing	157	123	276	242
General and administrative	1,503	1,065	2,808	2,182
Total	$4,778	$2,638	$8,975	$5,320

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	68.3	64.8	77.1	73.7
Gross profit	31.7	35.2	22.9	26.3
Operating expenses:
Technology and development(1)	9.1	9.6	11.6	12.0
Marketing(1)	10.1	9.7	12.5	12.5
General and administrative(1)	10.7	11.9	14.4	16.3
Total operating expenses	29.9	31.2	38.5	40.8
Income (loss) from operations	1.8	4.1	(15.6)	(14.5)
Total interest income and other income, net	0.5	—	0.7	0.1
Net income (loss)	2.3%	4.1%	(14.9)%	(14.4)%
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock-based compensation:	(as a percentage of revenue)
Cost of revenue	1.0%	0.7%	1.2%	0.9%
Technology and development	1.2	0.7	1.4	0.9
Marketing	0.1	0.1	0.1	0.1
General and administrative	1.1	1.0	1.3	1.3
Total	3.4%	2.5%	4.0%	3.2%

Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Real estate services revenue:
Brokerage revenue	$123,355	$95,069	$28,286	30%
Partner revenue	7,503	5,589	1,914	34
Total real estate services revenue	130,858	100,658	30,200	30
Properties revenue	8,986	1,981	7,005	354
Other revenue	2,798	2,296	502	22
Revenue	$142,642	$104,935	$37,707	36
Percentage of revenue
Real estate services revenue:
Brokerage	86.4%	90.6%
Partner revenue	5.3	5.3
Total real estate services revenue	91.7	95.9
Properties revenue	6.3	1.9
Other revenue	2.0	2.2
Revenue	100.0%	100.0%

In the three months ended June 30, 2018, revenue increased by $37.7 million, or 36%, as compared with the same period in 2017. Brokerage revenue represented $28.3 million, or 75%, of the increase. Brokerage revenue grew 30% during the period, driven by a 27% increase in brokerage transactions and a

2% increase in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue grew $7.0 million, or 354% as compared with the same period in 2017, driven by a 300% increase in the number of properties sold. Other revenue increased $0.5 million, or 22%, as compared with the same period in 2017.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$85,337	$63,436	$21,901	35%
Properties	9,088	2,030	7,058	348
Other	3,004	2,509	495	20
Total cost of revenue	$97,429	$67,975	$29,454	43

Gross profit
Real estate services	$45,521	$37,222	$8,299	22%
Properties	(102)	(49)	(53)	108
Other	(206)	(213)	7	3
Total gross profit	$45,213	$36,960	$8,253	22

Gross margin (percentage of revenue)
Real estate services	34.8%	37.0%
Properties	(1.1)	(2.5)
Other	(7.4)	(9.3)
Total gross margin	31.7	35.2
In the three months ended June 30, 2018, total cost of revenue increased by $29.5 million, or 43%, as compared with the same period in 2017. This increase in cost of revenue was primarily attributable to a $8.9 million increase in personnel costs including stock-based compensation due to increased headcount, a $7.0 million increase in transaction bonuses, a $6.5 million increase in the cost of properties, and a $4.0 million increase in home-touring and field costs.
Total gross margin decreased 350 basis points for the three months ended June 30, 2018, as compared with the same period in 2017.
Real estate services gross margin decreased 220 basis points for the three months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 100 basis-point increase in transaction bonuses and a 80 basis-point increase in personnel costs including stock-based compensation due to increased headcount, each as a percentage of revenue.
Properties gross margin increased 140 basis points for the three months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 190 basis-point decrease in personnel costs including stock-based compensation, and a 30 basis-point decrease in transaction bonuses, each a percentage of revenue. This was partially offset by a 50 basis-point increase in listing expenses.
Other gross margin increased 190 basis points for the three months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 150 basis-point decrease in office and occupancy expenses, a 130 basis-point decrease in depreciation and amortization, and a 70 basis-point decrease in operating expenses, each as a percentage of revenue. This was partially offset by a 160 basis-point increase in personnel costs including stock-based compensation due to increased headcount.

Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$13,033	$10,090	$2,943	29%
Marketing	14,435	10,132	4,303	42
General and administrative	15,288	12,466	2,822	23
Total operating expenses	$42,756	$32,688	$10,068	31
Percentage of revenue
Technology and development	9.1%	9.6%
Marketing	10.1	9.7
General and administrative	10.7	11.9
Total operating expenses	29.9%	31.2%
In the three months ended June 30, 2018, technology and development expenses increased by $2.9 million, or 29%, as compared with the same period in 2017. The increase was primarily attributable to a $2.5 million increase in personnel costs including stock-based compensation due to increased headcount.
In the three months ended June 30, 2018, marketing expenses increased by $4.3 million, or 42%, as compared with the same period in 2017. The increase was attributable to a $4.3 million increase in marketing media costs as we expanded advertising.
In the three months ended June 30, 2018, general and administrative expenses increased by $2.8 million, or 23%, as compared with the same period in 2017. The increase was primarily attributable to a $1.8 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $0.8 million increase in outside services expenses.

Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Real estate services revenue:
Brokerage revenue	$193,498	$149,540	$43,958	29%
Partner revenue	12,285	9,490	2,795	29
Total real estate services revenue	205,783	159,030	46,753	29
Properties revenue	12,038	1,981	10,057	508
Other revenue	4,715	3,791	924	24
Revenue	$222,536	$164,802	$57,734	35
Percentage of revenue
Real estate services revenue:
Brokerage	87.0%	90.7%
Partner revenue	5.5	5.8
Total real estate services revenue	92.5	96.5
Properties revenue	5.4	1.2
Other revenue	2.1	2.3
Revenue	100.0%	100.0%

In the six months ended June 30, 2018, revenue increased by $57.7 million, or 35%, as compared with the same period in 2017. Brokerage revenue represented $44.0 million, or 76%, of the increase. Brokerage revenue grew 29% during the period, driven by a 27% increase in brokerage transactions and a 2% increase in real estate services revenue per brokerage transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue grew $10.1 million, or 508% as compared with the same period in 2017, driven by a 460% increase in the number of properties sold. Other revenue increased $0.9 million, or 24%, as compared with the same period in 2017.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$153,501	$114,592	$38,909	34%
Properties	12,430	2,036	10,394	511
Other	5,695	4,839	856	18
Total cost of revenue	$171,626	$121,467	$50,159	41

Gross profit
Real estate services	$52,282	$44,438	$7,844	18%
Properties	(392)	(55)	(337)	613
Other	(980)	(1,048)	68	(6)
Total gross profit	$50,910	$43,335	$7,575	17

Gross margin (percentage of revenue)
Real estate services	25.4%	27.9%
Properties	(3.3)	(2.8)
Other	(20.8)	(27.7)
Total gross margin	22.9	26.3
In the six months ended June 30, 2018, total cost of revenue increased by $50.2 million, or 41%, as compared with the same period in 2017. This increase in cost of revenue was primarily attributable to a $17.4 million increase in personnel costs including stock-based compensation due to increased headcount, a $10.8 million increase in transaction bonuses, a $9.6 million increase in the cost of properties, and a $7.0 million increase in home-touring and field costs.
Total gross margin decreased 340 basis points for the six months ended June 30, 2018, as compared with the same period in 2017.
Real estate services gross margin decreased 250 basis points for the six months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 120 basis-point increase in personnel costs including stock-based compensation due to increased headcount, and a 90 basis-point increase in transaction bonuses, each as a percentage of revenue.
Properties gross margin decreased 50 basis points for the six months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 40 basis-point increase in the cost of properties, as a percentage of revenue.
Other gross margin increased 690 basis points for the six months ended June 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 230 basis-point decrease in operating expenses, a 180 basis-point decrease in depreciation and amortization, and a 170 basis-point decrease in office and occupancy expenses, each as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$25,796	$19,762	$6,034	31%
Marketing	27,770	20,591	7,179	35
General and administrative	32,062	26,833	5,229	19
Total operating expenses	$85,628	$67,186	$18,442	27
Percentage of revenue
Technology and development	30.2%	29.5%
Marketing	32.4	30.6
General and administrative	37.4	39.9
Total operating expenses	100.0%	100.0%
In the six months ended June 30, 2018, technology and development expenses increased by $6.0 million, or 31%, as compared with the same period in 2017. The increase was primarily attributable to a $5.8 million increase in personnel costs including stock-based compensation due to increase in headcount.
In the six months ended June 30, 2018, marketing expenses increased by $7.2 million, or 35%, as compared with the same period in 2017. The increase was attributable to a $7.5 million increase in marketing media costs as we expanded advertising. This increase was partially offset by a $0.2 million decrease in personnel costs including stock-based compensation.
In the six months ended June 30, 2018, general and administrative expenses increased by $5.2 million, or 19%, as compared with the same period in 2017. The increase was primarily attributable to a $3.4 million increase in personnel costs including stock-based compensation, largely the result of an increase in headcount, and a $1.4 million increase in outside services expenses.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $194.2 million, which consist of operating cash on deposit with financial institutions and money market funds.

On July 23, 2018, we completed follow-on public offerings of (1) 4,836,336 shares of our common stock and (2) $143,750,000 aggregate principal amount of our convertible senior notes. We received approximately $108.0 million in proceeds from the common stock offering and approximately $139.4 million in proceeds from the convertible senior notes offering, in each case after deducting underwriting discounts but before deducting offering costs. We intend to use the net proceeds for working capital and other general corporate purposes, including technology development and marketing activities, general and administrative expenses, and capital expenditures. We may also use a portion of the net proceeds to invest in or acquire third-party businesses, products, services, technologies, or other assets. However, we do not currently have any definitive or preliminary plans with respect to the use of proceeds for such purposes. The convertible senior notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.
We believe that our existing cash and cash equivalents, together with cash generated from operations and our July 23, 2018 public offerings, will provide sufficient liquidity to meet our operational needs and fulfill our debt obligations. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may elect to raise additional funds at any time through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Net cash used in operating activities	$(26,241)	$(153)
Net cash used in investing activities	(4,045)	(9,188)
Net cash provided by financing activities	$29,273	$7,553

Net cash used in operating activities was $26.2 million for the six months ended June 30, 2018, primarily attributable to a net loss of $33.2 million, offset by $9.0 million of stock based compensation expense and $3.9 million of depreciation and amortization expense. Changes in assets and liabilities increased cash used in operating activities by $5.9 million driven primarily by an increase of $11.1 million in inventory related to our properties business, and a $5.6 million increase in accrued revenue related to timing of real estate services transactions. These were partially offset by a $7.5 million increase in accrued liabilities, which is net of a $1.8 million legal settlement and a $5.3 million decrease in prepaid expenses.

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2018, primarily attributable to $2.6 million of capitalized software development expenses.
Net cash provided by financing activities was $29.3 million for the six months ended June 30, 2018, attributable to $14.4 million in proceeds from the issuance of stock options, and a $13.6 million increase in customer escrow deposits related to our title services business, which is offset in our restricted cash balance.
Net cash used in operating activities in the six months ended June 30, 2017 consisted of $23.8 million of net losses, an $8.9 million positive impact from non-cash items, a $8.4 million reduction in miscellaneous receivables when the landlord for our Seattle headquarters office reimbursed us for tenant improvements, a $9.4 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and a $1.8 million decrease in prepaid expenses. These benefits were partially offset by a $3.9 million increase in accrued revenue due to the timing of real estate services transactions and $1.6 million in properties purchases from testing Redfin Now.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as related to ASC 606 as described in Note 2 to our condensed consolidated financial statements.
Recent Accounting Standards
See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Qualitative and Quantitative Disclosures About Market Risk.
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $194.2 million and $208.3 million at June 30, 2018 and December 31, 2017, respectively. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, there have not been any material legal proceedings in addition to, or any material developments to, the legal proceedings reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Conversion of our convertible senior notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of our convertible senior notes may dilute the ownership interests of our stockholders. Upon conversion of our convertible senior notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing our convertible senior notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing our convertible senior notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture will require us to repurchase our convertible senior notes for cash upon the occurrence of a fundamental change (as defined in the indenture) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible senior notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Servicing our debt, including our convertible senior notes, will require a significant amount of cash. We may not have sufficient cash flow to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes or to repurchase our convertible senior notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including our convertible senior notes or otherwise.

In addition, holders of our convertible senior notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of our convertible senior notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefor or at the time the notes are being converted. Our failure to repurchase our convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes would constitute an event of default. If the repayment of any indebtedness were to be accelerated because of such event of default (whether under the notes or otherwise), we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under the indenture may lead to an acceleration of our convertible senior notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of our equity holders.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt; and

•
limit our ability to borrow additional amounts for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash at the option of the issuer, such as our convertible senior notes, could have a material effect on our reported financial results. In May 2008, the Financial Accounting Standards Board issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20.

Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC

470-20 on the accounting for our convertible senior notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income or greater loss in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partly in cash at the option of the issuer are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. For instance, we may enter into additional loans or sources of capital to finance the operations of Redfin Now. We will not be restricted under the terms of the indenture governing our convertible senior notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

Our investment in Redfin Now as a long-term business could fail to produce the desired or predicted results.

In the first quarter of 2017, we began testing an experimental new offering called Redfin Now, where we buy homes directly from homeowners and resell them to homebuyers. In July 2018, we transitioned Redfin Now from an experimental offering to part of our long-term business. Beginning with this Quarterly Report on Form 10-Q, we report Redfin Now's financial results as part of our properties segment.

Our estimates of what a home is worth and the algorithm we use to inform those estimates may not be accurate and we may pay more for homes than their resale value. To determine whether a particular home meets our purchase criteria we make a number of additional assumptions, including the estimated time of possession, market conditions and proceeds on resale, renovation costs, and holding costs. These assumptions may not be accurate, particularly because homes vary widely in terms of quality, location, need for renovation, and property hazards. Unknown defects in any acquired properties may also affect their resale value. As a result, we may pay more to buy these homes than we can resell them for, may need to invest more in repairs or improvements than we anticipate, and may not be able to resell them for more than we paid or at all. Homes that we own might suffer losses in value due to rapidly changing market conditions, natural disasters, or other forces outside our control.

Redfin Now may also fail to attract customers, reduce customer confidence in our brokerage and other non-brokerage services, undermine our customer-first reputation, create real or perceived conflicts of interest between us and our customers, expose us to increased market risks, subject us to claims related to undisclosed defects in homes that we sell, or result in other disputes with our customers or regulatory enforcement actions. Any of these events could harm our reputation or mean that Redfin Now will harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 27, 2017, the SEC declared effective the Registration Statement on Form S-1 (file no. 333-219093) for our IPO. There has been no change to the information provided under "Use of Proceeds" in Part II, Item 2. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement	8-K	001-38160	10.1	June 6, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

August 9, 2018	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 9, 2018	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)