Form 10-Q
period 2018-09-30
Redfin Corp
filed 2018-11-08
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
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
As of November 1, 2018, there were 89,526,072 shares of the registrant's common stock outstanding.

Redfin Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Part II. Item 1A. “Risk Factors” of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$448,968	$208,342
Restricted cash	11,968	4,316
Prepaid expenses	5,933	8,613
Accrued revenue, net	13,254	13,334
Inventory	25,161	3,382
Loans held for sale	5,921	1,891
Other current assets	989	328
Total current assets	512,194	240,206
Property and equipment, net	23,361	22,318
Intangible assets, net	2,928	3,294
Goodwill	9,186	9,186
Other assets	7,248	6,951
Total assets	554,917	281,955
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	2,601	1,901
Accrued liabilities	37,532	26,605
Other payables	12,167	4,068
Loan facility	5,790	2,016
Current portion of deferred rent	1,691	1,267
Total current liabilities	59,781	35,857
Deferred rent, net of current portion	10,258	10,668
Convertible senior notes, net	112,130	—
Total liabilities	182,169	46,525
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 89,234,819 and 81,468,891 shares issued and outstanding, respectively	89	81
Preferred stock—par value $0.001 per share; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	531,418	364,352
Accumulated deficit	(158,759)	(129,003)
Total stockholders’ equity	372,748	235,430
Total liabilities and stockholders’ equity	$554,917	$281,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$140,255	$109,479	$362,791	$274,282
Cost of revenue	97,950	70,166	269,576	191,633
Gross profit	42,305	39,313	93,215	82,649
Operating expenses:
Technology and development	14,310	11,483	40,105	31,245
Marketing	8,236	5,588	36,006	26,179
General and administrative	16,470	11,995	48,532	38,828
Total operating expenses	39,016	29,066	124,643	96,252
Income (loss) from operations	3,289	10,247	(31,428)	(13,603)
Interest income	1,775	311	3,082	387
Interest expense	(1,610)	—	(1,610)	—
Other income, net	21	—	200	13
Net income (loss)	$3,475	$10,558	$(29,756)	$(13,203)
Accretion of redeemable convertible preferred stock	$—	$(40,224)	$—	$(175,915)
Net income (loss) attributable to common stock - basic and diluted	$3,475	$(29,666)	$(29,756)	$(189,118)

Net income (loss) per share attributable to common stock - basic	$0.04	$(0.50)	$(0.35)	$(6.37)
Net income (loss) per share attributable to common stock - diluted	$0.04	$(0.50)	$(0.35)	$(6.37)

Weighted average shares - basic	87,743,223	58,868,903	84,327,266	29,678,082
Weighted average shares - diluted	94,642,463	58,868,903	84,327,266	29,678,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(29,756)	$(13,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,123	5,326
Stock-based compensation	14,472	8,028
Amortization of debt discount and issuance costs	1,128	—
Change in assets and liabilities:
Prepaid expenses	2,680	(84)
Accrued revenue	80	(2,712)
Inventory	(21,779)	(5,399)
Other current assets	(576)	8,556
Other long-term assets	(296)	244
Accounts payable	702	1,228
Accrued liabilities	10,943	8,513
Deferred lease liability	(913)	1,001
Accrued expenses	414	—
Origination of loans held for sale	(56,157)	(5,755)
Proceeds from sale of loans originated as held for sale	52,127	5,030
Net cash provided by (used in) operating activities	(20,808)	10,773
Investing activities:
Maturities and sales of short-term investments	—	1,484
Purchases of short-term investments	—	(993)
Purchases of property and equipment	(5,528)	(10,499)
Net cash used in investing activities	(5,528)	(10,008)
Financing activities:
Proceeds from issuance of convertible senior notes, net	138,953	—
Proceeds from follow-on offering, net	107,593	—
Proceeds from issuance of common stock	17,314	2,519
Tax payment related to net share settlements on restricted stock units	(705)	—
Proceeds from initial public offering, net of underwriting discounts	—	148,088
Payment of initial public offering costs	—	(3,449)
Borrowings from warehouse credit facilities	54,806	5,603
Repayments of warehouse credit facilities	(51,031)	(4,898)
Other payables - customer escrow deposits related to title services	7,684	6,065
Net cash provided by financing activities	274,614	153,928
Net change in cash, cash equivalents, and restricted cash	248,278	154,693
Cash, cash equivalents, and restricted cash:
Beginning of period	212,658	67,845
End of period	$460,936	$222,538
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$(175,915)
Stock-based compensation capitalized in property and equipment	$(363)	$(194)
Initial public offering cost accruals	$—	$(200)
Property and equipment additions in accounts payable and accrued expenses	$(25)	$—
Leasehold improvements paid directly by lessor	$(926)	$(104)
Cash in transit for exercised stock options	$(85)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except for shares, unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	55,422,002	$655,416	14,687,024	$15	$—	$(563,749)	$(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Proceeds from initial public offering, net of underwriters' discounts	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—	—	—	(3,708)	—	(3,708)
Exercise of stock options	—	—	744,215	1	3,000	—	3,001
Stock-based compensation	—	—	—	—	11,369	—	11,369
Accretion of redeemable convertible preferred stock		175,915	—	—	(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,781	617,495	831,331
Net loss	—	—	—	—	—	(15,002)	(15,002)
Balance, December 31, 2017	—	$—	81,468,891	$81	$364,352	$(129,003)	$235,430

Issuance of common stock pursuant to employee stock purchase program	—	—	187,076	—	3,672	—	3,672
Exercise of stock options	—	—	2,653,008	3	13,725	—	13,728
Issuance of common stock pursuant to restricted stock units	—	—	127,746	—	—	—	—
Restricted stock surrendered for employees' tax liability	—	—	(38,238)	—	(705)	—	(705)
Issuance of common stock related to follow-on offering, net	—	—	4,836,336	5	107,588	—	107,593
Equity component of convertible senior notes, net	—	—	—	—	27,951	—	27,951
Stock-based compensation	—	—	—	—	14,835	—	14,835
Net loss	—	—	—	—		(29,756)	(29,756)
Balance, September 30, 2018	—	$—	89,234,819	$89	$531,418	$(158,759)	$372,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation (“Redfin” or the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals in the purchase or sale of their residential property. The Company also provides title and settlement services, originates and sells mortgages, and buys and sells residential properties via wholly owned subsidiaries. The Company has operations located in multiple states nationwide.

Initial Public Offering—On August 2, 2017, the Company completed an initial public offering (the "IPO") whereby 10,615,650 shares of common stock were sold at a price of $15.00 per share, which included 1,384,650 shares pursuant to the underwriters' option to purchase additional shares. The Company received net proceeds of approximately $144,380 after deducting the underwriting discount and offering expenses directly attributable to the IPO. Upon the closing of the IPO, all shares of the outstanding redeemable convertible preferred stock automatically converted into 55,422,002 shares of common stock on a one-for-one basis.

Initial Public Offering Costs—Costs, including legal, accounting and other fees and costs relating to the IPO, were accounted for as a reduction in additional paid-in capital. Aggregate offering expenses totaled $3,708.
Follow-on Offerings—On July 23, 2018, the Company completed follow-on public offerings of 4,836,336 shares of common stock (including 630,826 shares pursuant to the underwriters’ option to purchase additional shares) and $143,750 aggregate principal amount of 1.75% Convertible Senior Notes due 2023 (the "Notes") (including $18,750 principal amount of Notes sold pursuant to the underwriters’ option to purchase additional Notes). The public offering price for our common stock offering was $23.50 per share. The Company received net proceeds of approximately $107,593 from the common stock offering and $138,953 from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.

Follow-on Offerings Costs—Costs include legal, accounting and other fees and costs relating to both the common stock offering and the Notes offering. Aggregate issuance costs totaled $862.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2018, the Company's results of operations for the three and nine months ended September 30, 2018 and 2017, and the Company's cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

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

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: unanticipated fluctuations in operating results due to seasonality and cyclicality in the real estate industry, changes in home sale prices and transaction volumes, the Company’s ability to increase market share, competition and U.S. economic conditions. Since inception through September 30, 2018, the Company has incurred losses from operations and accumulated a deficit of $158,759, during which it has been dependent on equity financing to fund operations.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, prior to its conversion on August 2, 2017 the fair value of common stock and redeemable convertible preferred stock, capitalization of website development costs, recoverability of intangible assets with finite lives, fair value of reporting units for purposes of evaluating goodwill for impairment, and the fair value of the convertible feature related to the Notes (see Note 15). The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Significant Accounting Policies—There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2018, from the significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance impacts the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company early adopted this guidance on

October 1, 2017. Upon adoption, the following balances were reclassified: restricted cash to the reconciliation of change in cash, cash equivalents and restricted cash, and other payables related to cash held in escrow on behalf of customers to financing activities. In the Company’s capacity as fiduciary, the cash receipt is a function of providing the customer with a service (title). Therefore, the escrow funds payable are akin to a repayment of debt, a financing activity, whereby the Company in its role as fiduciary is temporarily holding cash in its restricted accounts on behalf of its customers and subsequently releases the cash to settle the customers' contractual obligation. This reclassification will maintain an accurate reflection of the Company's cash flows from operating and financing activities. The reconciliation of amounts previously reported to the revised amounts upon adoption are as follows:

Nine Months Ended September 30, 2017	Previously reported	Adjustments	As revised
Cash provided by operating activities	$10,551	$222	$10,773
Cash provided by financing activities	$147,863	$6,065	$153,928
Net change in cash, cash equivalents, and restricted cash (1)	$148,406	$6,287	$154,693
(1) Previously titled: net change in cash and cash equivalents

Recently Issued Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) providing an optional alternative transition method to the modified retrospective approach whereby under this optional transition method an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the non-lease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02. Early adoption is permitted for both ASU 2016-02 and 2018-11.

The Company plans to elect the optional transition method on the adoption date of January 1, 2019. The Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, including implementing changes to its systems, processes, and internal controls. It is believed the most significant change will relate to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate leases that are currently accounted for as operating leases, as well as the accompanying disclosures. The Company is unable to estimate the impact at this time but believes it will be material.

In August 2018, the Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018, but the staff of the SEC provided relief on the effective date of the rule with respect to the analysis of stockholders' equity until the Company's Form 10-Q for its fiscal quarter ending March 31, 2019. The Company is in the process of evaluating the impact of the final rule on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective in the first quarter of fiscal 2021. The Company is currently in the process of evaluating the impact of the final rule on its consolidated financial statements.

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

Other

Other Revenue—Substantially all fees and revenue from other services are recognized when the service is provided. Other services revenue includes fees earned from mortgage banking services, title settlement services, Walk Score data services, and advertising. Mortgage banking services are not subject to the guidance in ASC 606 as the scope of the standard does not apply to revenue on contracts accounted for under Transfers and Servicing (Topic 860) but are included in other services revenue to reconcile total revenue presented on the condensed consolidated statements of operations to the disaggregation of revenue table below.

The Company's revenue from contracts with customers for the various revenue categories is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real estate services
Brokerage revenue	$118,809	$97,787	$312,306	$247,327
Partner revenue	7,456	6,077	19,741	15,567
Total real estate services revenue	126,265	103,864	332,047	262,894

Properties revenue	11,350	3,364	23,388	5,345

Other revenue	2,640	2,251	7,356	6,043

Total revenue	$140,255	$109,479	$362,791	$274,282

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

Accrued Revenue and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts after reviewing historical experience, age of accounts receivable balances and any other known conditions that may affect collectability. The majority of the Company’s transactions are processed through escrow and collectability is not a significant risk. Accrued revenue related to real estate services and properties transactions represents closed transactions for which the cash has not yet been received. Properties had no balances in these accounts as of September 30, 2018. The following table presents the activity in the allowance for doubtful accounts for the period presented:

Nine Months Ended September 30, 2018
Allowance for doubtful accounts:
Balance, December 31, 2017	$160
Charges	(28)
Write-offs	25
Balance, September 30, 2018	$157

Accrued revenue as of September 30, 2018:
Accrued revenue	$13,411
Less: Allowance for doubtful accounts	157
Accrued revenue, net	$13,254

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

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions. The Company's interest rate lock commitments are measured at fair value on a recurring basis. The Company estimates the fair value of an interest rate lock commitment based on quoted investor prices, net of origination costs and fees and the probability that the mortgage loan will be purchased within the terms of the interest rate lock commitment.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets and (liabilities). Level 1 assets include highly liquid money market funds, Level 2 assets and (liabilities) include forward sales commitments, and Level 3 assets and (liabilities) include interest rate lock commitments. As of September 30, 2018, forward sales commitments and interest rate lock commitments were broken out between Other asset and Other payables, as well as interest rate lock commitments were reclassified to Level 3.

A summary of assets and (liabilities) at September 30, 2018 and December 31, 2017, related to the Company's financial instruments, measured at fair value on a recurring basis, is set forth below:

			Fair Value
Financial Instrument	Balance sheet location		September 30, 2018	December 31, 2017
Money market funds	Cash and cash equivalents	Level 1	$440,216	$177,235
Forward sales commitments	Other current assets	Level 2	71	9
Forward sales commitments	Accrued liabilities	Level 2	(6)	(2)
Interest rate lock commitments	Other current assets	Level 3	120	29
Interest rate lock commitments	Accrued liabilities	Level 3	(25)	(4)

The changes in the Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

See Note 15 for the carrying amount and estimated fair value of the Notes.

Note 4: Property and Equipment

A summary of property and equipment at September 30, 2018 and December 31, 2017 is as follows:

	Useful Lives (Years)	September 30, 2018	December 31, 2017
Leasehold improvements	Shorter of lease term or economic life	$17,610	$16,039
Website and software development costs	1-3	18,153	14,501
Computer and office equipment	3	2,678	2,192
Software	3	594	685
Furniture	7	3,636	3,039
Property and equipment, gross		42,671	36,456
Accumulated depreciation and amortization		(19,310)	(14,138)
Property and equipment, net		$23,361	$22,318

Depreciation and amortization expense for property and equipment amounted to $2,099 and $1,665 for the three months ended September 30, 2018 and 2017, respectively, and $5,757 and $4,960 for the nine months ended September 30, 2018 and 2017, respectively.

Note 5: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		As of September 30, 2018			As of December 31, 2017
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(416)	$624	$1,040	$(338)	$702
Developed technology	10	2,980	(1,192)	1,788	2,980	(968)	2,012
Customer relationships	10	860	(344)	516	860	(280)	580
		$4,880	$(1,952)	$2,928	$4,880	$(1,586)	$3,294

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $366 for the three and nine months ended September 30, 2018 and 2017, respectively. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

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

Properties

Properties was a new reportable segment as of June 30, 2018. Prior to June 30, 2018, the properties segment results were included as part of the Company's other segment. Properties revenue is earned when the Company sells homes that it previously bought directly from homeowners.

Other

Other services revenue includes fees earned from mortgage banking services, title settlement services, Walk Score data services, and advertising. Included in other are all operating segments and revenue not otherwise included in reportable operating segments.

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real estate services
Revenue	$126,265	$103,864	$332,047	$262,894
Cost of revenue	83,274	64,258	236,775	178,850
Gross profit	$42,991	$39,606	$95,272	$84,044
Properties
Revenue	$11,350	$3,364	$23,388	$5,345
Cost of revenue	11,656	3,326	24,086	5,361
Gross profit	$(306)	$38	$(698)	$(16)
Other
Revenue	$2,640	$2,251	$7,356	$6,043
Cost of revenue	3,020	2,582	8,715	7,422
Gross profit	$(380)	$(331)	$(1,359)	$(1,379)
Consolidated
Revenue	$140,255	$109,479	$362,791	$274,282
Cost of revenue	97,950	70,166	269,576	191,633
Gross profit	$42,305	$39,313	$93,215	$82,649
Operating expenses	39,016	29,066	124,643	96,252
Interest income	1,775	311	3,082	387
Interest expense	(1,610)	—	(1,610)	—
Other income, net	21	—	200	13
Net income (loss)	$3,475	$10,558	$(29,756)	$(13,203)

Note 7: Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. Therefore, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of September 30, 2018.

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

The following table presents the accretion expense of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Series A-1	$(1,119)	$(4,904)
Series A-2	(28)	(123)
Series A-3	(2,349)	(10,192)
Series B	(9,284)	(40,336)
Series C	(8,530)	(37,062)
Series D	(7,300)	(31,717)
Series E	(2,948)	(12,884)
Series F	(4,541)	(20,184)
Series G	(4,125)	(18,513)
Total	$(40,224)	$(175,915)

Common Stock—At September 30, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2018	December 31, 2017
Equity Incentive Plans:
Stock options issued and outstanding	10,150,522	13,180,950
Restricted stock units outstanding	2,081,173	981,276
Shares available for future equity grants	6,214,739	7,026,071
Total	18,446,434	21,188,297

2017 Employee Stock Purchase Plan:
Shares issued under employee stock purchase plan	187,076	—
Shares available for future purchases under employee stock purchase plan	2,227,612	1,600,000
Total	2,414,688	1,600,000

Preferred Stock—As of September 30, 2018 and December 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

Note 8: Stock-based Compensation

2017 Employee Stock Purchase Plan—The Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) became effective on July 27, 2017 and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases are accomplished through participation in discrete offering periods which last 6 months each, and begin every January 1 and July 1. The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On February 22, 2018, the board of directors determined to increase to the number of shares reserved for issuance under the 2017 ESPP by 814,688 shares. On each purchase date, participating employees purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date.

During the three months ended September 30, 2018, no shares of common stock were purchased under the 2017 ESPP. The fair value of common shares to be issued under the 2017 ESPP were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

For the Offering Period beginning July 1, 2018
Expected life	0.5 years
Volatility	39.25%
Risk-free interest rate	2.14%
Dividend yield	—%
Weighted-average grant date fair value	$5.94

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

Options to Purchase Common Stock—The Company did not issue any options to purchase common stock during the three and nine months ended September 30, 2018 and the three months ended September 30, 2017. The fair value of the options issued under the Amended and Restated 2004 Equity Incentive Plan for the nine months ended September 30, 2017 were calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

Nine Months Ended September 30, 2017
Expected life	7 years
Volatility	37.88%-40.97%
Risk-free interest rate	1.96%-2.26%
Dividend yield	—%
Weighted-average grant date fair value	4.86

The following table presents information regarding options granted, exercised, forfeited, or canceled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	13,180,950	$6.30	7.02	$329,786
Options granted	—	—
Options exercised	(2,653,008)	5.17
Options forfeited	(367,541)	9.45
Options canceled	(9,879)	8.26
Outstanding at September 30, 2018	10,150,522	6.48	6.27	124,054
Options exercisable at September 30, 2018	7,750,226	$5.67	5.79	$100,976

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of September 30, 2018, there was $10,221 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 1.71 years.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested outstanding at December 31, 2017	981,276	$22.78
Granted	1,400,212	21.17
Vested	(127,746)	22.57
Forfeited or canceled	(172,569)	21.86
Unvested outstanding at September 30, 2018	2,081,173	$21.79

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2018, there was $41,148 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.28 years.

During the three months ended September 30, 2018, the Company granted 8,913 restricted stock units subject to performance conditions at 100% of the target level. As of September 30, 2018, there were outstanding 143,890 restricted stock units subject to performance conditions (the "2018 Performance RSUs") at 100% of the target level. Depending on the Company's achievement of the performance conditions, the actual amount of shares of common stock issuable upon vesting of the 2018 Performance RSUs will range from 0% to 200% of the target amount of restricted stock units. For each recipient of the 2018 Performance RSUs, the award will vest, subject to the recipient continuing to provide service to the Company, upon the Company's board of directors, or its compensation committee, certifying that the Company achieved certain financial targets for the three-year period from January 1, 2018 to December 31, 2020. Share-based compensation expense for 2018 Performance RSUs will be recognized when it is probable that the performance conditions will be achieved. As of September 30, 2018, $379 of share-based compensation expense was recognized for the 2018 Performance RSUs.

Compensation Cost—The following table presents detail of stock-based compensation, net of the amount capitalized in internally developed software, included in the Company’s condensed consolidated statements of operations for the periods indicated below

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$1,370	$715	$4,061	$2,129
Technology and development	2,135	819	5,334	2,301
Marketing	155	121	431	362
General and administrative	1,838	1,054	4,646	3,236
Total stock-based compensation	$5,498	$2,709	$14,472	$8,028

Note 9: Net Income (Loss) per Share Attributable to Common Stock

Net income (loss) per share attributable to common stock is computed by dividing the net income (loss) attributable to common stock by the weighted-average number of common shares outstanding. The Company has outstanding stock options, restricted stock units, employee stock purchase plan shares, Notes, and previously had redeemable convertible preferred stock, which are considered in the calculation of diluted net income (loss) attributable to common stock per share whenever doing so would be dilutive.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$3,475	$10,558	$(29,756)	$(13,203)
Accretion of preferred stock	—	(40,224)	—	(175,915)
Net income (loss) attributable to common stock - basic and diluted	$3,475	$(29,666)	$(29,756)	$(189,118)
Denominator:
Weighted average shares:
Basic	87,743,223	58,868,903	84,327,266	29,678,082
Dilutive shares from stock plans	6,899,240	—	—	—
Diluted	94,642,463	58,868,903	84,327,266	29,678,082
Net income (loss) per share:
Net income (loss) per share attributable to common stock - basic	$0.04	$(0.50)	$(0.35)	$(6.37)
Net income (loss) per share attributable to common stock - diluted	$0.04	$(0.50)	$(0.35)	$(6.37)

The following outstanding shares of common stock equivalents as of September 30, 2018 and 2017 were excluded from the computation of the diluted net income (loss) per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Redeemable convertible preferred stock	—	55,422,002	—	55,422,002
Options to purchase common stock	—	13,298,339	10,150,522	13,298,339
Restricted stock units	238,668	—	2,081,173	—
Total	238,668	68,720,341	12,231,695	68,720,341

The Company considered the impact of the Notes on its diluted net income per share for the three months ended September 30, 2018 based on the treasury stock method as the Company has the ability, and intends, to settle any conversions of the Notes solely in cash. The treasury stock method requires that the dilutive effect of common stock issuable upon conversion of the Notes be computed in the periods in which it reports net income. For the three months ended September 30, 2018, there was no dilutive effect from the Notes.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three and nine month ended September 30, 2018 and 2017. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

Note 11: Commitments and Contingencies

Legal Proceedings—From time to time the Company is involved in litigation, claims and other proceedings arising in the ordinary course of business. This litigation and other proceedings may include, but are not limited to, actions relating to employment law, independent contractor misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, claims related to the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968, or other consumer protection statutes, claims related to real or perceived conflicts of interest or failure to satisfy duties to our customers, real estate disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and resources.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Rent expense totaled $2,015 and $1,705 for the three months ended September 30, 2018 and 2017, respectively, and $5,859 and $6,030 for the nine months ended September 30, 2018 and 2017, respectively. Other commitments relate to homes that the Company is under contract to purchase through RedfinNow but that have not closed, and network infrastructure for the Company’s data operations. Future minimum payments due under these agreements as of September 30, 2018 are as follows:

	September 30, 2018
	Facility Leases	Other Commitments
2018	$2,256	$4,556
2019	9,940	2,386
2020	9,668	218
2021	9,040	83
2022 and thereafter	34,922	0
Total minimum lease payments	$65,826	$7,243

Mortgage Warehouse and Master Repurchase Agreements—In December 2016, Redfin Mortgage, LLC ("Redfin Mortgage") entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”), which was amended and restated in December 2017. In June 2017, Redfin Mortgage entered into a Master Repurchase Agreement, which was amended in September 2018, with Western Alliance Bank. Pursuant to each of the Mortgage Warehouse Agreement and Master Repurchase Agreement, Texas Capital and Western Alliance Bank, respectively, agree to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 0.5%, or 3.0%, whichever is higher. The per annum interest rate payable to Western Alliance Bank is a fixed rate equal to the LIBOR rate plus 2.75%, or 3.50%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. For each loan in which Western Alliance Bank elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital and Western Alliance Bank's participation interests in the loans are to be repurchased in whole or in part by Redfin Mortgage. The Company has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse and Master Repurchase Agreements.

The Mortgage Warehouse Agreement and Master Repurchase Agreement each requires Redfin

Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants contained in each of the Mortgage Warehouse Agreement and Master Repurchase Agreement as of September 30, 2018, but neither Texas Capital nor Western Alliance Bank, respectively, has enforced its remedies under the agreement. As of September 30, 2018 there was $5,791 outstanding under the Mortgage Warehouse Agreement and $0 outstanding on the Master Repurchase Agreement. As of December 31, 2017 there was $833 outstanding under the Mortgage Warehouse Agreement and $1,184 outstanding on the Master Repurchase Agreement. The Mortgage Warehouse Agreement expires on March 22, 2019 and the Master Repurchase Agreement expires on June 15, 2019.

Note 12: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$29,370	$19,543
Legal fees and settlements	270	2,230
Miscellaneous accrued liabilities	7,892	4,832
Total accrued liabilities:	$37,532	$26,605

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

	September 30, 2018	December 31, 2017
Customer deposits	$11,773	$4,068
Miscellaneous payables	394	—
Total other payables:	$12,167	$4,068

Note 14: Retirement Plan

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company-matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the three and nine months ended September 30, 2018 and 2017.

Note 15: Convertible Senior Notes

On July 23, 2018, the Company issued $143,750 aggregate principal amount of Notes, from which it received $138,953 in net proceeds after deducting the underwriting discount and other issuance costs.
The Notes are senior, unsecured obligations of Redfin, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Prior to April 15, 2023, the Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. Thereafter, the Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Redfin may redeem for cash all or any portion of the notes, at its option, on or after July 20, 2021, upon satisfaction of certain conditions at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Redfin will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company has the ability, and intends, to settle any conversions solely in cash.

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

In accounting for the issuance of the Notes, the value was allocated to liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred total debt issuance costs of $4,797, of which approximately $3,832 was allocated to the Notes and approximately $965 was allocated to additional paid-in capital.

The Notes consisted of the following:

As of September 30, 2018
Liability:
Principal	$143,750
Less: debt discount, net of amortization	(27,919)
Less: debt issuance costs, net of amortization	(3,701)
Net carrying amount of the Notes	$112,130

Stockholders' equity:
Allocated value of the conversion feature	$28,916
Less: debt issuance costs	(965)
Additional paid-in capital	$27,951

The following table sets forth total interest expense recognized related to the Notes for the period presented:

Three Months Ended September 30, 2018
Amortization of debt discount	$997
Amortization of debt issuance costs	131
Total amortization of debt issuance costs and accretion of equity portion	1,128
Contractual interest expense	482
Total interest expense related to the Notes	$1,610

Effective interest rate of the liability component	7.10%

The total estimated fair value of the Notes as of September 30, 2018 was approximately $129,195 based on the closing trading price of the Notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements, the accompanying notes, other information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In particular, the disclosure contained in Part I, Item 1A. "Risk Factors" in our Annual Report, as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.
The following discussion contains forward-looking statements, such as statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations. Please see "Special Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements. The following discussion also contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.
When we use the term "basis points" in the following discussion, we refer to units of one‑hundredth of one percent.
Prior to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, we had one reportable segment ("real estate") that reflected revenue derived from commissions and fees charged on real estate services transactions closed by us or partner agents representing customers in buying and selling homes. Beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, we recognized a new reportable segment ("properties") that reflects revenue from when we sell homes that we previously bought directly from homeowners. Concurrent with our recognition of the new "properties" segment, we changed the name of our "real estate" segment to "real estate services." Prior to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, we included the results from our "properties" segment as part of our "other" segment.
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
In the first quarter of 2017, we began testing an experimental new service called RedfinNow, where we buy homes directly from homeowners and resell them to homebuyers. In July 2018, we expanded our RedfinNow service from an experiment to an ongoing customer offering. For the three months ended September 30, 2018, we limited ourselves to no more than $35.0 million in RedfinNow capital at any point in time, including inventory and properties that we are committed to purchase, which is up from our $25.0 million limit in our prior quarter. RedfinNow is included in our properties segment.
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

On July 23, 2018, we completed follow-on public offerings of 4,836,336 shares of our common stock (including 630,826 shares pursuant to the underwriters’ option to purchase additional shares) and $143,750,000 aggregate principal amount of our 1.75% Convertible Senior Notes due 2023, or convertible senior notes (including $18,750,000 principal amount of convertible senior notes sold pursuant to the underwriters’ option to purchase additional notes). The public offering price for our common stock offering was $23.50 per share.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016
Monthly average visitors (in thousands)	29,236	28,777	25,820	21,377	24,518	24,400	20,162	16,058	17,795
Real estate services transactions:
Brokerage	12,876	12,971	7,285	8,598	10,527	10,221	5,692	6,432	7,934
Partner	3,333	3,289	2,237	2,739	3,101	2,874	2,041	2,281	2,663
Total	16,209	16,260	9,522	11,337	13,628	13,095	7,733	8,713	10,597

Real estate services revenue per transaction:
Brokerage	$9,227	$9,510	$9,628	$9,659	$9,289	$9,301	$9,570	$9,428	$9,333
Partner	2,237	2,281	2,137	2,056	1,960	1,945	1,911	1,991	1,932
Aggregate	$7,790	$8,048	$7,869	$7,822	$7,621	$7,687	$7,548	$7,481	$7,474

Aggregate home value of real estate services transactions (in millions)	$7,653	$7,910	$4,424	$5,350	$6,341	$6,119	$3,470	$4,018	$4,898
U.S. market share by value	0.85%	0.83%	0.73%	0.71%	0.71%	0.64%	0.58%	0.56%	0.57%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	66%	68%	66%	69%	69%	69%	68%	71%	72%
Average number of lead agents	1,397	1,415	1,327	1,118	1,028	1,010	935	796	756

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
Properties Revenue
Properties revenue is earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home. RedfinNow is our primary properties offering.
Other Revenue
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
Marketing
Marketing expenses consist primarily of media costs for online and offline advertising, as well as personnel costs including stock-based compensation. We expect to increase offline advertising media costs by approximately $27 million to $47 million in 2019, compared to 2018.
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
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents.
Interest Expense
Interest expense consists of interest payable on our convertible senior notes. Interest is payable on the notes at the rate of 1.75% semiannually in arrears on January 15 and July 15, commencing on January 15, 2019. Interest expense also includes the amortization of debt discount and issuance costs related to the notes.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$140,255	$109,479	$362,791	$274,282
Cost of revenue(1)	97,950	70,166	269,576	191,633
Gross profit	42,305	39,313	93,215	82,649
Operating expenses:
Technology and development(1)	14,310	11,483	40,105	31,245
Marketing(1)	8,236	5,588	36,006	26,179
General and administrative(1)	16,470	11,995	48,532	38,828
Total operating expenses	39,016	29,066	124,643	96,252
Income (loss) from operations	3,289	10,247	(31,428)	(13,603)
Interest income	1,775	311	3,082	387
Interest expense	(1,610)	—	(1,610)	—
Other income, net	21	—	200	13
Net income (loss)	$3,475	$10,558	$(29,756)	$(13,203)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,370	$715	$4,061	$2,129
Technology and development	2,135	819	5,334	2,301
Marketing	155	121	431	362
General and administrative	1,838	1,054	4,646	3,236
Total	$5,498	$2,709	$14,472	$8,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	69.8	64.1	74.3	69.9
Gross profit	30.2	35.9	25.7	30.1
Operating expenses:
Technology and development(1)	10.2	10.5	11.1	11.4
Marketing(1)	5.9	5.1	9.9	9.5
General and administrative(1)	11.7	11.0	13.4	14.2
Total operating expenses	27.8	26.6	34.4	35.1
Income (loss) from operations	2.4	9.3	(8.7)	(5.0)
Interest income	1.3	0.3	0.8	0.1
Interest expense	(1.1)	0.0	(0.4)	0.0
Other income, net	0.0	0.0	0.1	0.0
Net income (loss)	2.6%	9.6%	(8.2)%	(4.9)%

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Stock-based compensation:
Cost of revenue	1.0%	0.7%	1.1%	0.8%
Technology and development	1.5	0.7	1.5	0.8
Marketing	0.1	0.1	0.1	0.1
General and administrative	1.3	1.0	1.3	1.2
Total	3.9%	2.5%	4.0%	2.9%

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue:
Brokerage revenue	$118,809	$97,787	$21,022	21%
Partner revenue	7,456	6,077	1,379	23
Total real estate services revenue	126,265	103,864	22,401	22
Properties revenue	11,350	3,364	7,986	237
Other revenue	2,640	2,251	389	17
Revenue	$140,255	$109,479	$30,776	28
Percentage of revenue
Real estate services revenue:
Brokerage	84.7%	89.3%
Partner revenue	5.3	5.6
Total real estate services revenue	90.0	94.9
Properties revenue	8.1	3.0
Other revenue	1.9	2.1
Revenue	100.0%	100.0%

In the three months ended September 30, 2018, revenue increased by $30.8 million, or 28%, as compared with the same period in 2017. Brokerage revenue represented $21.0 million, or 68%, of the increase. Brokerage revenue grew 21% during the period, driven by a 22% increase in brokerage transactions offset partially by a 1% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue grew $8.0 million, or 237% as compared with the same period in 2017, driven by a 270% increase in the number of properties sold. Other revenue increased $0.4 million, or 17%, as compared with the same period in 2017.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue:
Real estate services	$83,274	$64,258	$19,016	30%
Properties	11,656	3,326	8,330	250
Other	3,020	2,582	438	17
Total cost of revenue	$97,950	$70,166	$27,784	40

Gross profit:
Real estate services	$42,991	$39,606	$3,385	9%
Properties	(306)	38	(344)	(905)
Other	(380)	(331)	(49)	(15)
Total gross profit	$42,305	$39,313	$2,992	8

Gross margin (percentage of revenue):
Real estate services	34.0%	38.1%
Properties	(2.7)	1.1
Other	(14.4)	(14.7)
Total gross margin	30.2	35.9
In the three months ended September 30, 2018, total cost of revenue increased by $27.8 million, or 40%, as compared with the same period in 2017. This increase in cost of revenue was primarily attributable to a $8.6 million increase in personnel costs including stock-based compensation due to increased headcount, a $7.4 million increase in the cost of properties from growth of our properties business, a $5.4 million increase in transaction bonuses from increased brokerage transactions, and a $3.6 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 570 basis points for the three months ended September 30, 2018, as compared with the same period in 2017.
Real estate services gross margin decreased 410 basis points for the three months ended September 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 180 basis-point increase in personnel costs including stock-based compensation due to increased headcount, a 100 basis-point increase in transaction bonuses, and an 80 basis-point increase in tours and field events, each as a percentage of revenue.
Properties gross margin decreased 380 basis points for the three months ended September 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 140 basis-point increase in personnel costs including stock-based compensation due to increased headcount, a 120 basis-point increase in the cost of properties, and a 70 basis-point increase in transaction bonuses, each as a percentage of revenue.
Other gross margin increased 30 basis points for the three months ended September 30, 2018, as compared with the same period in 2017.
Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$14,310	$11,483	$2,827	25%
Marketing	8,236	5,588	2,648	47
General and administrative	16,470	11,995	4,475	37
Total operating expenses	$39,016	$29,066	$9,950	34
Percentage of revenue
Technology and development	10.2%	10.5%
Marketing	5.9	5.1
General and administrative	11.7	11.0
Total operating expenses	27.8%	26.6%
In the three months ended September 30, 2018, technology and development expenses increased by $2.8 million, or 25%, as compared with the same period in 2017. The increase was primarily attributable to a $2.7 million increase in personnel costs including stock-based compensation due to increased headcount.
In the three months ended September 30, 2018, marketing expenses increased by $2.6 million, or 47%, as compared with the same period in 2017. The increase was attributable to a $2.2 million increase in marketing media costs as we expanded advertising.
In the three months ended September 30, 2018, general and administrative expenses increased by $4.5 million, or 37%, as compared with the same period in 2017. The increase was primarily attributable to a $2.4 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $1.5 million increase in outside services expenses driven by public-company compliance requirements.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue:
Brokerage revenue	$312,306	$247,327	$64,979	26%
Partner revenue	19,741	15,567	4,174	27
Total real estate services revenue	332,047	262,894	69,153	26
Properties revenue	23,388	5,345	18,043	338
Other revenue	7,356	6,043	1,313	22
Revenue	$362,791	$274,282	$88,509	32
Percentage of revenue
Real estate services revenue:
Brokerage	86.2%	90.2%
Partner revenue	5.4	5.7
Total real estate services revenue	91.6	95.9
Properties revenue	6.4	1.9
Other revenue	2.0	2.2
Revenue	100.0%	100.0%

In the nine months ended September 30, 2018, revenue increased by $88.5 million, or 32%, as compared with the same period in 2017. Brokerage revenue represented $65.0 million, or 73%, of the increase. Brokerage revenue grew 26% during the period, driven by a 25% increase in brokerage transactions and a 1% increase in real estate services revenue per brokerage transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue grew $18.0 million, or 338% as compared with the same period in 2017, driven by a 371% increase in the number of properties sold. Other revenue increased $1.3 million, or 22%, as compared with the same period in 2017.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue:
Real estate services	$236,775	$178,850	$57,925	32%
Properties	24,086	5,361	18,725	349
Other	8,715	7,422	1,293	17
Total cost of revenue	$269,576	$191,633	$77,943	41

Gross profit:
Real estate services	$95,272	$84,044	$11,228	13%
Properties	(698)	(16)	(682)	4,263
Other	(1,359)	(1,379)	20	(1)
Total gross profit	$93,215	$82,649	$10,566	13

Gross margin (percentage of revenue):
Real estate services	28.7%	32.0%
Properties	(3.0)	(0.3)
Other	(18.5)	(22.8)
Total gross margin	25.7	30.1
In the nine months ended September 30, 2018, total cost of revenue increased by $77.9 million, or 41%, as compared with the same period in 2017. This increase in cost of revenue was primarily attributable to a $26.0 million increase in personnel costs including stock-based compensation due to increased headcount, a $16.2 million increase in transaction bonuses from increased brokerage transactions, a $16.7 million increase in the cost of properties from growth in our properties business, and a $10.6 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 440 basis points for the nine months ended September 30, 2018, as compared with the same period in 2017.
Real estate services gross margin decreased 330 basis points for the nine months ended September 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 150 basis-point increase in personnel costs including stock-based compensation due to increased headcount, a 100 basis-point increase in transaction bonuses, and a 50 basis-point increase in home-touring and field costs, each as a percentage of revenue.
Properties gross margin decreased 270 basis points for the nine months ended September 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 90 basis-point increase in the cost of properties, a 70 basis-point increase in personnel costs including stock-based compensation, and a 60 basis-point increase in transaction bonuses, each as a percentage of revenue.
Other gross margin increased 430 basis points for the nine months ended September 30, 2018, as compared with the same period in 2017. This was primarily attributable to a 310 basis-point decrease in operating expenses, a 160 basis-point decrease in depreciation and amortization, and a 50 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 180 basis-point increase in personnel costs including stock-based compensation.
Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$40,105	$31,245	$8,860	28%
Marketing	36,006	26,179	9,827	38
General and administrative	48,532	38,828	9,704	25
Total operating expenses	$124,643	$96,252	$28,391	29
Percentage of revenue
Technology and development	32.2%	32.5%
Marketing	28.9	27.2
General and administrative	38.9	40.3
Total operating expenses	100.0%	100.0%
In the nine months ended September 30, 2018, technology and development expenses increased by $8.9 million, or 28%, as compared with the same period in 2017. The increase was primarily attributable to a $8.5 million increase in personnel costs including stock-based compensation due to increase in headcount.
In the nine months ended September 30, 2018, marketing expenses increased by $9.8 million, or 38%, as compared with the same period in 2017. The increase was attributable to a $9.7 million increase in marketing media costs as we expanded advertising.
In the nine months ended September 30, 2018, general and administrative expenses increased by $9.7 million, or 25%, as compared with the same period in 2017. The increase was primarily attributable to a $5.8 million increase in personnel costs including stock-based compensation, largely the result of an increase in headcount, and a $2.9 million increase in outside services expenses primarily driven by public-company compliance requirements.
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $449.0 million, which consist of operating cash on deposit with financial institutions and money market funds.

On July 23, 2018, we completed follow-on public offerings of 4,836,336 shares of our common stock and $143,750,000 aggregate principal amount of our convertible senior notes. We received approximately $107.6 million in proceeds from the common stock offering and approximately $139.0 million in proceeds from the convertible senior notes offering, in each case after deducting underwriting discounts and other issuance costs. We intend to use the net proceeds for working capital and other general corporate purposes, including technology development and marketing activities, general and administrative expenses, and capital expenditures. We may also use a portion of the net proceeds to invest in or acquire third-party businesses, products, services, technologies, or other assets. However, we do not currently have any definitive or preliminary plans with respect to the use of proceeds for such purposes. The convertible senior notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.
We believe that our existing cash and cash equivalents, together with cash to be generated from future operations, will provide sufficient liquidity to meet our operational needs and fulfill our debt obligations. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may elect to raise additional funds at any time through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(20,808)	$10,773
Net cash used in investing activities	(5,528)	(10,008)
Net cash provided by financing activities	$274,614	$153,928

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2018, primarily attributable to a net loss of $29.8 million, offset by $14.5 million of stock based compensation expense and $6.1 million of depreciation and amortization expense. Changes in assets and liabilities increased cash used in operating activities by $12.8 million driven primarily by an increase of $21.8 million in inventory related to our properties business. This was partially offset by a $10.9 million increase in accrued expenses due primarily to $8.7 million of payroll liabilities, and a $2.0 million increase in our employee stock purchase plan liability.

Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2018, primarily attributable to $3.6 million of capitalized software development expenses.
Net cash provided by financing activities was $274.6 million for the nine months ended September 30, 2018, primarily attributable to net proceeds from our follow-on offerings of common stock and convertible senior notes. The net proceeds consisted of $107.6 million from the issuance of common stock and $139.0 million from the issuance of notes.
Net cash used in operating activities in the nine months ended September 30, 2017 consisted of $13.2 million of net losses, a $13.4 million positive impact from non-cash items, a $9.7 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and an $8.4 million reduction in miscellaneous receivables when the landlord for our Seattle headquarters office reimbursed us for tenant improvements. These were partially offset by $5.4 million in home purchases from testing RedfinNow and a $2.7 million increase in accrued revenue due to the timing of real estate transactions.
Net cash used in investing activities in the nine months ended September 30, 2017 consisted of $10.5 million of fixed asset purchases, including $6.5 million of leasehold improvements for our new Seattle headquarters office space and $3.3 million of capitalized software development expenses.
Net cash used in financing activities in the nine months ended September 30, 2017 consisted of $148.1 million in proceeds from our IPO, $3.4 million of payments of direct IPO costs, and $2.5 million in proceeds from the exercise of stock options.

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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 to our condensed consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as related to ASC 606 as described in Note 2 and to our valuation of the convertible feature related to the convertible senior notes as described in Note 15 to our condensed consolidated financial statements.
Recent Accounting Standards
See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Qualitative and Quantitative Disclosures About Market Risk.
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $449.0 million and $208.3 million at September 30, 2018 and December 31, 2017, respectively. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.
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

Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from our historical top markets to other markets in the United States could adversely affect our financial performance.

For the three months ended September 30, 2018, our top-10 markets consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. Nine of these metropolitan areas were also part of our top-10 markets for the years ended December 31, 2015, 2016, and 2017.

Due to the higher home prices in these markets, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent people migrate to cities outside of these markets due to lower home prices or other factors, and this migration becomes a long-term trend, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have historically generated most of our revenue. If we are unable to effectively adapt to any shift, including failing to increase revenue from other markets, then our financial performance may be harmed.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition and business performance at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including our convertible senior notes or otherwise.

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

We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. For instance, we may enter into additional loans or sources of capital to finance the operations of RedfinNow. We will not be restricted under the terms of the indenture governing our convertible senior notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

Our investment in RedfinNow as a long-term business could fail to produce the desired or predicted results.

In the first quarter of 2017, we began testing an experimental new offering called RedfinNow, where we buy homes directly from homeowners and resell them to homebuyers. In July 2018, we transitioned RedfinNow from an experimental offering to part of our long-term business. Beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, we reported RedfinNow's financial results as part of our properties segment.

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

RedfinNow may also fail to attract customers, reduce customer confidence in our brokerage and other non-brokerage services, undermine our customer-first reputation, create real or perceived conflicts of interest between us and our customers, expose us to increased market risks, subject us to claims related to undisclosed defects in homes that we sell, or result in other disputes with our customers or regulatory enforcement actions. Any of these events could harm our reputation or mean that RedfinNow will harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 27, 2017, the SEC declared effective the Registration Statement on Form S-1 (file no. 333-219093) for our IPO. There has been no change to the information provided under "Use of Proceeds" in Part II, Item 2. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	001-38160	4.1	July 23, 2018
4.2	Form of Senior Convertible Note (included in Exhibit 4.1)	8-K	001-38160	4.2	July 23, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

November 8, 2018	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 8, 2018	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)