Form 10-K
period 2018-12-31
Redfin Corp
filed 2019-02-14
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-38160

Redfin Corporation
(Exact name of registrant as specific in its charter)

Delaware	74-3064240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Stewart Street, Suite 600 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(206) 576-8333
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	☐ Yes	☑ No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☑ No

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $1,755,832,823.
As of February 1, 2019, there were 90,488,242 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2019 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2018

As used in this Annual Report on Form 10-K, the terms "Redfin," "the Company," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

Note Regarding Industry and Market Data

This Annual Report on Form 10-K contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.

PART I

Item 1. Business

Overview

We help people buy and sell homes. Our primary business is a residential real estate brokerage, representing customers in over 85 markets throughout the United States and Canada. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from consumers who want an immediate sale, taking responsibility for selling the home while the original owner moves on.

Our mission is to redefine real estate in the consumer’s favor.

Representing Customers

Our brokerage efficiency results in savings that we share with our customers. Our homebuyers saved on average over $2,100 per transaction in 2018. And we charge most home sellers a commission of 1% to 1.5%, compared to the 2.5% to 3% typically charged by traditional brokerages.

The results of our customer-first approach are clear. We:

•	helped customers buy or sell more than 170,000 homes worth more than $85 billion through 2018;

•	drew more than 27 million monthly average visitors to our website and mobile application in 2018, 21% more compared to 2017;

•	earned a net promoter score, which is a measure of customer satisfaction, that was 49% higher than competing brokerages, as measured by a study we commissioned in November 2018;

•	had customers return to us for another transaction at a 58% higher rate than competing brokerages;

•	sold Redfin-listed homes for nearly $2,800 more on average compared to the list price than competing brokerages’ listings in 2018, according to a study we commissioned;

•
had listings on the market for an average of 33 days in 2018 compared to the industry average of 37 days, according to a study we commissioned; and according to the same study approximately 83% of Redfin listings sold within 90 days versus the industry average of approximately 80%; and

•
employed lead agents who, in 2018, were on average three times more productive and earned a median income that was twice as much as agents at competing brokerages; our lead agents were also 24% more likely to stay with us from 2017 to 2018 than agents at competing brokerages.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 3,000 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

Complete Customer Solution

Our long-term goal is to combine brokerage, mortgage, title services, and instant offers into one solution, sharing information, coordinating deadlines, and streamlining processes so that a consumer's move is easier and often less costly. As we integrate these services more closely over time, we believe we can help consumers move much more efficiently than a combination of stand-alone brokerages, mortgage lenders, and title companies ever could.

Redfin Mortgage underwrites mortgage loans according to investor guidelines and, after originating each loan, Redfin Mortgage sells the loans to those investors. Redfin Mortgage does not intend to retain or service mortgage loans. As of December 31, 2018, Redfin Mortgage accepted applications from customers in Colorado, Georgia, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, and the District of Columbia.

We offer title and settlement services through Title Forward. As of December 31, 2018, Title Forward operated in Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin, and the District of Columbia.

We buy homes directly from homeowners and resell them to homebuyers through RedfinNow. Customers who sell through RedfinNow typically get less money for their home than they would listing their home with a real estate agent. However, they get that money faster with less risk and fuss. In July 2018, we expanded our RedfinNow service from an experiment to a long-term customer offering. As of December 31, 2018, we had launched RedfinNow in the metropolitan areas of Inland Empire, Orange County, and San Diego.

Competition

The residential brokerage industry is highly fragmented, with numerous active licensed agents and brokerages, and is evolving rapidly in response to technological advancements, changing customer preferences, and new offerings. We compete primarily against other residential real estate brokerages, which include franchise operations affiliated with national or local brands, and small independent brokerages. We also compete with hybrid residential brokerages, which combine Internet technology and brokerage services, and a growing number of others that operate with non-traditional real estate business models. Competition is particularly intense in some of the densely populated metropolitan markets we serve, as they are dominated by entrenched real estate brokerages and are the primary markets for innovative and well-capitalized new entrants.

We believe we compete primarily based on:

•	access to timely, accurate data about homes for sale;

•	traffic to our website and mobile application, which themselves are subject to competition against real estate data websites that aggregate listings and sell advertising to traditional brokers;

•	the speed and quality of our service, including agent responsiveness and local knowledge;

•	our ability to hire and retain agents who deliver the best customer service;

•	the costs of delivering our service and the price of our service to consumers;

•	consumer awareness of our service and the effectiveness of our marketing efforts;

•	technological innovation; and

•	depth and breadth of local referral networks.

For mortgage origination, we compete with numerous national and local multi-product banks as well as focused mortgage originators. We compete with other providers based primarily on product selection, interest rates, origination fees, and service.

For title and settlement services, we compete with numerous national and local companies that typically focus solely on these services. We compete primarily on fees and timeliness of service.

Our RedfinNow service competes with real estate companies whose primary service is buying and selling homes, and home rental companies that purchase homes and then rent them. We also compete with divisions of several residential real estate companies and a real estate data website. We compete primarily on the prices we offer customers to buy their homes.

Seasonality and Principal Markets

For the impact of seasonality on our business, see "Quarterly Results of Operations and Key Business Metrics" under Item 7 of this Annual Report on Form 10-K. For the principal markets for our brokerage business, see "Key Business Metrics-Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue" under Item 7 of this Annual Report.

Other Information

We were incorporated as Appliance Computing Inc. in Washington in October 2002. We reincorporated in Delaware in February 2005 and changed our name to Redfin Corporation in May 2006.

We regard our trademarks, copyrights, patents, domain names, trade secrets, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade-secret protection, and contractual provisions and restrictions to protect our proprietary rights. Our patents expire between June 2025 and February 2034.

As of December 31, 2018, we had 2,993 employees.

Our website is www.redfin.com. Through this website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all other information in this Annual Report on Form 10-K, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Risks Related to Our Business and Industry

The health of the U.S. residential real estate industry and macroeconomic factors may significantly impact our business.

Our success depends largely on the health of the U.S. residential real estate industry. This industry, in turn, is affected by changes in general economic conditions, which are beyond our control. Any of the following factors could adversely affect the industry and harm our business:

•
seasonal or cyclical downturns in the U.S. residential real estate industry, which may be due to any single factor, or a combination of factors, listed below, or factors which are currently not known to us or that have not historically affected the industry;

•	slow economic growth or recessionary conditions;

•	increased unemployment rates or stagnant or declining wages;

•	inflationary conditions;

•	low consumer confidence in the economy or the U.S. residential real estate industry;

•	adverse changes in local or regional economic conditions in the markets that we serve, particularly our top-10 markets and markets into which we are attempting to expand;

•	increased mortgage rates; reduced availability of mortgage financing; or increased down payment requirements;

•	low home inventory levels, which may result from zoning regulations and higher construction costs, among other factors;

•	lack of affordably priced homes, which may result from home prices growing faster than wages;

•	volatility and general declines in the stock market or lower yields on individuals' investment portfolios;

•
newly enacted and potential federal and state legislative actions that would adversely affect the U.S. residential real estate industry, such as (i) the Tax Cuts and Jobs Act, which was signed into law in December 2017 and limited deductions of certain mortgage interest expenses and property taxes and (ii) potential reform relating to Fannie Mae, Freddie Mac, and other government sponsored entities that provide liquidity to the mortgage market;

•	changes that cause U.S. real estate to be more expensive for foreign purchases, such as (i) increases in the exchange rate for the U.S. dollar compared to foreign currencies and (ii)

foreign regulatory changes or capital controls that make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

•	changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and

•	war, terrorism, political uncertainty, natural disasters, inclement weather, and acts of God.

Our business is concentrated in certain geographic markets. Disruptions in these markets or events that disproportionately affect those markets could harm our business. Furthermore, our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from those markets to other markets in the United States could adversely affect our financial performance.

For the year ended December 31, 2018, our top-10 markets consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

Local and regional economic conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events may adversely and disproportionately affect demand for and sales prices of homes in these markets. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could result in a decline in our revenue and harm our business.

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent people migrate to cities outside of these markets due to lower home prices or other factors, and this migration continues to take place over the long-term, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have historically generated most of our revenue. If we are unable to effectively adapt to any shift, including failing to increase revenue from other markets, then our financial performance may be harmed.

Competition in each of our lines of business is intense, and if we cannot compete effectively, our business will be harmed.

We face intense competition nationally and in each of the markets we serve for each of our businesses - residential brokerage, mortgage, title and escrow, and buying and selling homes directly. Please see "Competition" under Item 1 of this Annual Report for a general discussion of the competitive conditions in each of our businesses.

Many of our competitors across each of our businesses have substantial competitive advantages, such as longer operating histories, stronger brand recognition, greater financial resources, more management, sales, marketing and other resources, superior local referral networks, perceived local knowledge and expertise, and extensive relationships with participants in the residential real estate industry, including third-party data providers such as multiple listing services, or MLSs. Consequently, these competitors may have an advantage in recruiting and retaining agents, attracting consumers, and growing their businesses. They may also be able to provide consumers with offerings that are different from or superior to those we provide. The success of our competitors could result in our loss of market share and harm our business.

Each of our businesses also faces competition from potential new entrants, particularly those driven by technology. These potential competitors may have substantial financial support that allows them to offer services superior to ours. The introduction of additional competitors may also adversely impact our market share and harm our business.

We may be unable to maintain or improve our current technology offerings at a competitive level or develop new technology offerings that meet customer or agent expectations. Our technology offerings may also contain undetected errors or vulnerabilities.

Our technology offerings, including tools, features, and products, are key to our competitive plan for attracting potential customers and hiring and retaining lead agents. Maintaining or improving our current technology to meet evolving industry standards and customer and agent expectations, as well as developing commercially successful and innovative new technology, is challenging and expensive. For example, the nature of development cycles may result in delays between the time we incur expenses and the time we introduce new technology and generate revenue, if any, from those investments. Anticipated customer demand for a technology offering could also decrease after the development cycle has commenced, and we would not be able to recoup costs, which may be substantial, we incurred.

As standards and expectations evolve and new technology becomes available, we may not be able to identify, design, develop, and implement, in a timely and cost-effective manner, new technology offerings to meet those standards and expectations. As a result, we may be unable to compete effectively, and to the extent our competitors develop new technology offerings faster than us, they may render our offerings noncompetitive or obsolete. Additionally, even if we implemented new technology offerings in a timely manner, our customers and agents may not accept or be satisfied by the offerings.

Furthermore, our development and testing processes may not detect errors and vulnerabilities in our technology offerings prior to their implementation. Any inefficiencies, errors, technical problems, or vulnerabilities arising in our technology offerings after their release could reduce the quality of our services or interfere with our customers' and agents' access to and use of our technology and offerings.

We may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all.

We believe that users of our website and mobile application come to us primarily because of the real estate listing data that we provide. Accordingly, if we were unable to obtain and provide comprehensive and accurate real estate listings data, our primary channels for meeting customers will be diminished. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. A competitor or another industry participant could also create an alternative listings data service, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, which may result in fewer people using our website and mobile application.

We rely on business data to make decisions and drive our machine-learning technology, and errors or inaccuracies in such data may adversely affect our business decisions and the customer experience.

We regularly analyze business data to evaluate growth trends, measure our performance, establish budgets, and make strategic decisions. Much of this data is internally generated and has not been independently verified. While our business decisions are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring and interpreting the data, and we cannot be certain that the data are accurate. Errors or inaccuracies in the data could result in poor business decisions, resource allocation, or strategic initiatives. For example, if we overestimate traffic to our website and mobile application, we may not invest an adequate amount of resources in attracting new customers or we may hire more lead agents in a given market than necessary to meet customer demand.

We also use our business data and proprietary algorithms to inform our machine learning, such as in the calculation of our Redfin Estimate, which provides an estimate on the market value of individual homes. If customers disagree with us or if our Redfin Estimate fails to accurately reflect market pricing such that we are unable to attract homebuyers or help our customers sell their homes at satisfactory prices, or at all, customers may lose confidence in us.

We may be unable to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner.

Our website and mobile application are our primary channels for meeting customers. Accordingly, our success depends on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile application from mobile application stores. We also rely on marketing methods such as search engine optimization, targeted email campaigns, paid search advertising, social media marketing, and traditional media, including TV, radio, and billboard. In 2019 we intend to significantly increase our spending on mass media marketing.

The number of visitors to our website and mobile application downloads depends in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple iTunes Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

Our marketing efforts, including our increased investment in mass media marketing in 2019, may fail to attract the desired number of additional customers. They may fail because, for example, the creative treatment for our advertisements may be ineffective or consumers may have find our advertisements offensive. Our efforts may also not succeed for reasons beyond our control, such as email providers implementing new or more restrictive email delivery policies and thereby making it more difficult for us to execute targeted email campaigns. Additionally, the paid advertising platforms that we use may raise their rates significantly, and, to the extent we choose to not pay the higher rates, we may use alternative platforms that may not be as effective. Furthermore, to the extent the social media platforms through which we advertise lose users or have users engaged at a less frequent rate, then our social media marketing may not produce the desired results.

To the extent we are unable to attract homebuyers and home sellers to our website and mobile applications through the methods described above or can do so only at a significant expense, our business may be harmed.

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or mobile application, we may be unable to attract and retain customers.

Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. We may not be able to consistently provide a rewarding customer experience on mobile devices and, as a result, customers we meet through our mobile website or mobile application may not choose to use our services at the same rate as customers we meet through our website.

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

•
changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors' websites or mobile applications.

Our business model of employing lead agents subjects us to challenges not faced by our competitors.

As a result of our business model of employing our lead agents, our lead agents generally earn less on a per transaction basis than traditional agents who work as independent contractors at traditional brokerages. Because our model is uncommon in our industry, agents considering working for us may not understand our compensation model or may not perceive it to be more attractive than the independent contractor, commission-driven compensation model used by most traditional brokerages. If we‘re unable to attract, retain, effectively train, motivate, and utilize lead agents, we will be unable to grow our business and we may be required to significantly increase our lead agent compensation or other costs, which could harm our business.

Also as a result of employing our lead agents, we incur costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. As a result, we have significant costs that, in the event of downturns in demand in the markets we serve, we will not be able to adjust as rapidly as some of our competitors. In turn, such downturns may impact us more than our competitors. Additionally, due to these costs, our lead agent turnover may be more costly to us than to traditional brokerages. Our business may be harmed if we are unable to achieve the necessary level of lead agent productivity and retention to offset their related costs.

Referring customers to our partner agents or other third parties may harm our business.

We refer customers to third-party partner agents when we do not have a lead agent available due to high demand or geographic limitations. Our dependence on partner agents can be particularly heavy in certain new markets as we build our operations to scale in those markets. Our partner agents are independent licensed agents affiliated with other brokerages, and we do not have any control over their actions. If our partner agents were to provide diminished quality of customer service, engage in malfeasance, or otherwise violate the laws and rules to which we are subject, we may be subject to legal claims and our reputation and business may be harmed.

From time to time, we may enter into similar arrangements to refer consumers to other third parties when we are unable or unwilling to serve those consumers directly.

Our arrangements with third parties may limit our growth and brand awareness. For example, referring customers to partner agents potentially redirects repeat and referral opportunities to the partner agents. Any third-party arrangements may also dilute the effectiveness of our marketing efforts and may lead to consumer confusion or dissatisfaction when they are offered the opportunity to work with the third party rather than us.

If we do not comply with the rules, terms of service, and policies of MLSs, our access to and use of listings data may be restricted or terminated.

We must comply with an MLS’s rules, terms of service, and policies to access and use its listings data. We belong to numerous MLSs, and each has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used and how listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between MLS rules. Complying with the rules of each MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. If we are deemed to be noncompliant with an MLS’s rules, we may face disciplinary sanctions in that MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.

If we fail to comply with the requirements governing the licensing of our brokerage, mortgage, and title businesses in the jurisdictions in which we operate, then our ability to operate those businesses in those jurisdictions may be revoked.

Redfin, as a brokerage, and our agents are required to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Furthermore, we are also required to comply with the mortgage broker and title insurance agency licenses in the states where we operate our mortgage and title businesses, respectively. Due to the geographic scope of our operations, we and our agents may not be in compliance with all of the required licenses at all times. Additionally, if we enter into new markets, we may become subject to additional licensing requirements. If we or our agents fail to obtain or maintain the required licenses for conducting our brokerage, mortgage, and title businesses or fail to strictly adhere to associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties.

Our decision to expand our service offerings into new markets may consume significant financial and other resources and may not achieve the desired results.

We regularly evaluate expanding our brokerage and non-brokerage services into new markets. Any expansion may require significant expenses and the time of our key personnel, particularly at the outset of the expansion process. Expansion may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Notwithstanding the expenses and time devoted to expansion into a new market, we may fail to achieve the financial and market share goals associated with the expansion.

In January 2019, we announced plans to expand our operations into Canada. Canada is the first market outside of the United States where we will operate. Accordingly, we have no experience operating our business in a foreign country and lack experience complying with the regulatory environment of a foreign country. With this expansion, our business will become impacted by the macroeconomic factors affecting the Canadian residential real estate industry, as well the exchange rate between the U.S. dollar and the Canadian dollar. There is no assurance that our Canadian expansion will achieve the desired results that our management expects.

Expansion of our business to include non-brokerage services could fail to produce the desired results or harm our reputation.

From time to time, we develop new services. Our current non-brokerage service offerings include Redfin Mortgage, our business of originating mortgage loans, Title Forward, our title and settlement business, and RedfinNow, our direct home purchase and resale business.

We have limited experience operating services outside of our brokerage business. Accordingly, we may not be able to operate any of our non-brokerage businesses at a profit. Our non-brokerage services may also fail to attract customers, reduce customer confidence in our brokerage business, undermine our customer-first reputation, create real or perceived conflicts of interest between us and our customers, expose us to increased market risks, or subject us to additional litigation.

In particular, in July 2018, we transitioned RedfinNow from an experimental offering to part of our long-term business. Our estimates of what a home is worth and the algorithm we use to inform those estimates may not be accurate and we may pay more for homes than their resale value. To determine whether a particular home meets our purchase criteria, we make a number of estimates, including the time of possession, market conditions and proceeds on resale, renovation costs, and holding costs. These estimates may not be accurate, especially in a declining real estate market. Additionally, unknown defects in any acquired homes may also affect their resale value. Furthermore, homes that we own might also suffer losses in value due to rapidly changing market conditions, natural disasters, or other forces outside our control. As a result, we may be required to write down the inventory value of homes and may not be able to resell homes for more than our costs of acquiring and renovating the homes, or at all.

We could be subject to significant losses if banks do not honor our escrow and trust deposits.

Through Title Forward, our title and settlement services business, we act as an escrow agent for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Pending the satisfaction of the conditions, we deposit this money with various banks, but we remain contingently liable for the disposition of these deposits to the customer. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits when we require them for release to our customers, our customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.

We experience variability in our financial results and operating metrics on a quarterly and annual basis and, as a result, our historical performance may not be a meaningful indicator of future performance.

We historically have experienced, and expect to continue to experience, variability, on both a quarterly and annual basis, in our financial results and operating metrics. As a result of such variability, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons also may not be meaningful. The variability may be due to the other risks described in this Item 1A, certain risks that are not currently material but may become material in the future, or risks currently unknown to us.

Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.

Cybersecurity incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property and that of our customers and employees, including personally identifiable information. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information are critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.

We rely on third-party licensed technology, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels.

We employ certain third-party software obtained under licenses from other companies in our technology. Our reliance on this third-party software may become costly if the licensor increases the price for the license or changes the terms of use and we cannot find commercially reasonable alternatives. Even if we were to find an alternative, integration of our technology with new third-party software may require substantial investment of our time and resources.

Any undetected errors or defects in the third-party software we license could prevent the deployment or impair the functionality of our technology, delay new service offerings, or result in a failure of our website or mobile application.

We use open source software in some aspects of our technology and may fail to comply with the terms of one or more of these open source licenses.

Our technology incorporates software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and if they were interpreted, such licenses could be construed in a manner that imposes unanticipated restrictions on our technology. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in our use of such software, each of which could reduce or eliminate the value of our technologies.

Moreover, our processes for controlling our use of open source software may not be effective. If we do not comply with the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our services on terms that are not economically feasible, to re-engineer our technology to remove or replace the open source software, to discontinue the use of certain technology if re-engineering could not be accomplished on a timely basis, to pay monetary damages, to make generally available the source code for our proprietary technology, or to waive certain intellectual property rights.

We may be unable to secure intellectual property protection for all of our technology and methodologies or adequately enforce our intellectual property rights.

Our success and ability to compete depends in part on our intellectual property. To protect our proprietary rights, we rely on trademark, copyright, and patent law, trade-secret protection, and contractual provisions and restrictions. However, we may be unable to secure intellectual property protection for all of our technology and methodologies or the steps we take to enforce our intellectual property rights may be inadequate.

If we are unable to secure intellectual property rights, our competitors could use our intellectual property to market offerings similar to ours and we would have no recourse to enjoin or stop their actions. Additionally, any of our intellectual property rights may be challenged by others and invalidated through administrative processes or litigation. Moreover, even if we secured our intellectual property rights, others may infringe on our intellectual property and we may be unable to successfully enforce our rights against the infringers because we may be unaware of the infringement or our legal actions may not be successful. If any of these events were to occur, our ability to compete effectively would be impaired.

The third-party networks and mobile infrastructure that we depend on may fail, and we may be unable to maintain and scale the technology underlying our offerings.

We depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and agents. The proper operation of these networks and infrastructure is beyond our control, and if they fail, we may be unable to deliver our services to our customers or provide the necessary support for our agents.

As the number of homebuyers and home sellers, agents, and listings shared on our website and mobile application and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Operating our underlying technology systems is expensive and complex, and we could experience operational failures. If we experience interruptions or failures in these systems for any reason, the security and availability of our services and technologies could be affected.

Our website is hosted at a single facility, the failure of which could interrupt our website and mobile application.

Our website and mobile application are hosted at a single facility in Seattle, Washington. If this facility experiences outages or downtimes for any reason, including human error, natural disaster, power loss, telecommunications failure, physical or electronic break-ins, terrorist attack, or act of war, we could suffer a significant interruption of our website and mobile application while we implement the disaster recovery procedures we have developed to restore the function of our website and mobile application on a cloud-based hosting service. This service interruption may be extended if we discover previously unknown errors in our disaster recovery procedures.

We are subject to a variety of federal, state and local laws, and our compliance with these laws, or the enforcement of our rights under these laws, may increase our expenses, require management's resources, or force us to change our business practices.

We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws. The laws include, but are not limited to, those relating to real estate, brokerage, title, mortgage, advertising, privacy and consumer protection, labor and employment, and intellectual property. These laws and their related regulations may evolve frequently and may be inconsistent from one jurisdiction to another. In some cases, it is unclear how certain laws may affect us based on our business model that is unlike traditional brokerages and the fact that those laws and regulations were created for traditional real estate brokerages.

These laws can be costly for us to comply with or enforce. Additionally, if we are unable to comply with and become liable for violations of these laws, or if courts or regulatory bodies provide unfavorable interpretations of existing regulations, our operations in affected markets may become prohibitively expensive, consume significant amounts of management's time, or need to be discontinued.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the recently passed California Consumer Privacy Act, or the CCPA, to take effect on January 1, 2020 as currently enacted, is still in development and has the potential to impose additional onerous privacy requirements on companies serving California consumers, including us. We will need to carefully consider the compliance mandates of the California law as well as similar state or federal laws or interpretations currently being proposed. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure to comply.

We are subject to costs associated with defending and resolving proceedings brought by government entities and claims brought by private parties.

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Item 3 of this Annual Report on Form 10-K describes some of these types of investigations, actions, and claims. Any such investigations, actions, or claims can be costly to defend or resolve, require significant time from management, or result in negative publicity. Furthermore, to the extent we are unsuccessful in defending an action or claim, we may be subject to civil or criminal penalties, including significant fines or damages, the loss of ability to operate in a jurisdiction, or the need to change certain business practices (including redesigning, or obtaining a license for, our technology or modifying or ceasing to offer certain services).

We have, in the past, been the subject of complaints alleging that we had misclassified third-party licensed sales associates as independent contractors instead of employees. The complaints generally sought compensation for unpaid wages, overtime, and failure to provide meal and rest periods, as well as reimbursement of business expenses. While we settled these complaints, we may be subject to additional lawsuits or administrative proceedings claiming that certain of our independent contractor associate agents should be classified as our employees rather than as independent contractors. These lawsuits and proceedings typically seek substantial monetary damages (including claims for unpaid wages, overtime, and unreimbursed business expenses), injunctive relief, or both.

We have, in the past, been the subject of complaints alleging that we had improperly classified certain of our employees as exempt from minimum wage and overtime laws. The legal tests for determining overtime exemptions consider many factors that vary from state to state and have evolved based on case law, regulations, and legislative changes, as well as complicated factual analysis. We may be subject to additional complaints or administrative proceedings regarding our employee classification.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to produce timely and accurate financial statements.

We have established, and intend to maintain, effective disclosure controls and internal control over financial reporting. As a newly public company, we have not historically been required to maintain the effectiveness of these types of control systems. If we fail to maintain effective disclosure controls or internal control over financial reporting, we could fail to meet our financial reporting obligations, may be required to restate previously issued financial statements, or cause investors to lose confidence in our reported financial statements, even after we remedy the failure.

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance may not cover one hundred percent of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage, in the future on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may incur substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business strategy, we regularly evaluate strategic opportunities, including acquisitions of or investment in third-party technologies and businesses. However, we may be unable to execute a strategic opportunity on a commercially reasonable basis or at all. To the extent we make an acquisition or investment, the transaction may not result in the intended benefits to our business or require us to record impairment charges associated with the acquisition. Furthermore, the process of integrating an acquired company, business, technology, or personnel into our company may subject us to additional costs and require substantial time from our management. Finally, we may assume liability for activities of the acquired company or business that existed prior to the acquisition but that did not become known until afterwards.

We depend on our senior management team to grow and operate our business, and if we are unable to hire, retain, manage, and motivate them, or if new members of our senior management team do not perform as we anticipate, our business may be harmed.

Our future success depends on our continued ability to identify, hire, develop, manage, motivate, and retain members of our senior management team, particularly those who have specialized skills and experience in technology fields and the residential real estate industry. We do not have employment agreements with any employee, including our senior management team, and we do not maintain key person life insurance for any employee. Any changes in our senior management team may be disruptive to our business. If we fail to retain or effectively replace members of our senior management team, or if our senior management team fails to work together effectively and to execute our plans and strategies, our business could be harmed.

Risks Relating to Ownership of Our Common Stock

Events unrelated to our performance may cause the trading price of our common stock to be volatile, and if such volatility results in litigation, then we may be subject to increased costs.

The trading price of our common stock may fluctuate significantly due to events beyond our control and unrelated to our performance, including:

•	the overall performance of the U.S. and global equity markets and the performance of the technology and real estate sectors;

•	announcements by our competitors of technical innovations, new business offerings, or changes in pricing;

•	negative publicity related to our service offerings;

•	rumors and market speculation involving us or our competitors; and

•	political uncertainty in the markets in which we operate, the threat or occurrence of war or terrorism, and acts of God.

If any such fluctuation causes our stock price to decrease, we may become subject to litigation as a result of the decreased price. If any litigation occurs, it could subject us to substantial costs, harm our reputation, and divert resources and the attention of management from our business.

If securities or industry analysts do not publish research or publish unfavorable research about our business, or if our financial results do not compare favorably to analysts' or investors' expectations, our stock price or trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our industry, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or otherwise provide negative views of our stock, our stock price would likely decline. Additionally, if one or more of these analysts cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Furthermore, many analysts who cover us publish quarterly and annual estimates for certain of our financial metrics. We do not assist analysts in preparing these estimates and have no control over the expectations that they set through their estimates. If our actual quarterly and annual financial results do not compare favorably to analysts' or investors' expectations, then our stock price could decline.

Sales of a substantial number of shares of our common stock, or the perception that they might occur, may cause the price of our common stock to decline.

We may need to raise capital in the future by selling shares of our common stock or securities convertible into our common stock. Additionally, our directors, executive officers, and significant stockholders may also sell their holdings of our common stock, in accordance with securities laws and our policies. Sales of a substantial number of shares of our common stock by us or our insiders, or the perception that these sales might occur, could cause the price of our common stock to decline.

Provisions in our organizational documents and under Delaware or Washington law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws, unless the amendment is approved by two-thirds of the board of directors;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	do not permit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

Any of these provisions of our organizational documents or Delaware or Washington law could, under certain circumstances, depress the market price of our common stock.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the U.S. federal district courts as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our restated bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to personal and subject matter jurisdiction requirements.

Our restated certificate of incorporation further provides that, unless we consent in writing to an alternative forum, the U.S. federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, subject to personal and subject matter jurisdiction requirements.

The foregoing choice of forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders.

Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or claims, we may incur additional costs associated with resolving such matters in other jurisdictions. For example, a Delaware court recently ruled that exclusive forum provisions for claims under the Securities Act of 1933 are not enforceable as a matter of Delaware law and application of that ruling could result in such claims being litigated in one or more courts, including state courts.

Risks Related to Our Indebtedness, Including Our Convertible Senior Notes

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

In addition to our existing convertible senior notes, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. For instance, we may enter into additional loans or sources of capital to finance the operations of properties. We will not be restricted under the terms of the indenture governing our convertible senior notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our principal executive office in Seattle, Washington and maintain numerous other office leases throughout the United States. As of the end of the period covered by this Annual Report on Form 10-K, our properties business owned 48 properties. We do not believe that any single office lease or any single property in inventory is material to our business, for purposes of Item 102 of Regulation S-K.

Item 3. Legal Proceedings

From time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions or claims relating to employment law (including misclassification), intellectual property, privacy and consumer protection, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, and commercial or contractual disputes. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. We do not believe that any of our pending litigation, claims, and other proceedings is material to our business.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Record, and Dividends

Our common stock is listed on The Nasdaq Global Select Market under the symbol “RDFN.”

As of February 1, 2019, we had 281 holders of record of our common stock.

We have no intention of paying cash dividends in the foreseeable future.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933.

Use of IPO Proceeds

On July 27, 2017, the U.S. Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (file number 333-219093) for our initial public offering. There has been no change to the information provided under "Use of Proceeds" in Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Purchases of Equity Securities

During the quarter ended December 31, 2018, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K.

	As of and for Year Ended December 31,
	2018(1)	2017	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$486,920	$370,036	$267,196	$187,338	$125,363
Cost of revenue	367,496	258,216	184,452	138,492	93,272
Total operating expenses	163,358	127,792	105,528	79,135	57,174
Loss from operations	(43,934)	(15,972)	(22,784)	(30,289)	(25,083)
Net loss	(41,978)	(15,002)	(22,526)	(30,236)	(24,730)
Accretion of redeemable convertible preferred stock	—	(175,915)	(55,502)	(102,224)	(101,251)
Net loss attributable to common stock—basic and diluted	(41,978)	(190,917)	(78,028)	(132,460)	(125,981)
Net loss per share attributable to common stock—basic and diluted	(0.49)	(4.47)	(5.42)	(9.87)	(11.76)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$432,608	$208,342	$65,779	$87,341	$112,127
Inventory	22,694	3,382	—	—	—
Working capital	450,029	204,349	60,445	83,234	106,196
Total assets	542,821	281,955	133,477	125,054	142,113
Convertible senior notes, net	113,586	—	—	—	—
Redeemable convertible preferred stock	—	—	655,416	599,914	497,699
Total stockholders’ equity (deficit)	371,938	235,430	(563,734)	(495,713)	(370,595)

(1) 2018 is presented on a different basis than prior periods due to a change in the accounting standard related to revenue recognition, but this change did not have a material impact on our financial results. See Note 1 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report on Form 10-K. In particular, the disclosure contained in Item 1A of this Annual Report may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

The following discussion contains forward-looking statements, such as statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations. Please see "Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements. The following discussion also contains information using industry publications. Please see "Note Regarding Industry and Market Data" for more information about relying on these industry publications.

When we use the term "basis points" in the following discussion, we refer to units of one‑hundredth of one percent.

Prior to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we had one reportable segment ("Real estate") that reflected revenue derived from commissions and fees charged on real estate services transactions closed by us or partner agents representing customers in buying and selling homes. Beginning with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we recognized a new reportable segment ("Properties") that reflects revenue from when we sell homes that we previously bought directly from homeowners. Concurrent with our recognition of the new "Properties" segment, we changed the name of our "Real estate" segment to "Real estate services." Prior to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we included the results from our "Properties" segment as part of our "Other" segment. We have separated our "Properties" segment results from "Other" segment results for all periods presented.

Overview
We help people buy and sell homes. Our primary business is a residential real estate brokerage, representing customers in over 85 markets throughout the United States and Canada. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.
We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from consumers who want an immediate sale, taking responsibility for selling the home while the original owner moves on.
Our mission is to redefine real estate in the consumer’s favor.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2018	2017	2016
Monthly average visitors (in thousands)	27,261	22,623	16,215
Real estate services transactions
Brokerage	42,954	35,038	25,868
Partner	11,608	10,755	9,482
Total	54,562	45,793	35,350
Real estate services revenue per transaction
Brokerage	$9,459	$9,429	$9,436
Partner	2,229	1,971	1,719
Aggregate	7,921	7,677	7,366
Aggregate home value of real estate services transactions (in millions)	$25,812	$21,280	$16,199
U.S. market share by value	0.81%	0.67%	0.54%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	67%	69%	72%
Average number of lead agents	1,390	1,023	763

Monthly Average Visitors
The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet customers. For a particular period, monthly average visitors refers to the average of the number of unique visitors to our website and mobile application for each of the months in that period. Monthly average visitors are influenced by, among other things, market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, and seasonality. We believe we can continue to increase monthly visitors, which helps our growth.
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

Real Estate Services Transactions
Increasing the number of real estate services transactions in which we or our partner agents represent homebuyers and home sellers is critical to increasing our revenue and, in turn, to achieving profitability. Real estate services transaction volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate services transaction volume is also affected by seasonality and macroeconomic factors. We include a single transaction twice when we or our partner agents serve both the homebuyer and the home seller of a transaction.

Real Estate Services Revenue per Transaction

Real estate services revenue per transaction, together with the number of real estate services transactions, is a factor in evaluating business growth and determining pricing. Changes in real estate services revenue per transaction can be affected by, among other things, our pricing, the mix of transactions from homebuyers and home sellers, changes in the value of homes in the markets we serve, the geographic mix of our transactions, and the transactions we refer to partner agents.
We generally generate more real estate services revenue per transaction from representing homebuyers than home sellers. However, we believe that representing home sellers has unique strategic value, including the marketing power of yard signs and digital marketing campaigns, and the market effect of controlling listing inventory. To keep revenue per brokerage transaction about the same from year to year, we expect to reduce our commission refund to homebuyers if more of our brokerage transactions come from home sellers. From 2017 to 2018, the percentage of brokerage transactions from home sellers increased from slightly over 35% to slightly over 40%.
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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue
Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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
Components of Our Results of Operations

Revenue
We generate revenue primarily from commissions and fees charged on real estate services transactions closed by our lead agents or partner agents, and from the sale of properties.
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
Intercompany Eliminations
Intercompany eliminations represents revenue earned from transactions between operating segments which we eliminate in consolidating our financial statements.

Cost of Revenue and Gross Margin
Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, office and occupancy expenses, depreciation and amortization related to fixed assets and acquired intangible assets, and property costs related to our properties business. Property costs include the property purchase price, capitalized improvements, selling expenses directly attributable to the transaction, and property maintenance expenses.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are: the mix of revenue across our segments, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and the cost of properties relative to their final sales price.

Operating Expenses
Technology and Development
Our primary technology and development expenses are building software for our customers and employees to work together buying and selling homes, and building a website and mobile application to meet customers looking to move. These expenses consist primarily of personnel costs including stock-based compensation, data-license expenses, software costs, and equipment and infrastructure costs, such as for data centers and hosted services. Technology and development expenses also include amortization of capitalized internal-use software and website and mobile application development costs.
Marketing
Marketing expenses consist primarily of media costs for online and offline advertising, as well as personnel costs including stock-based compensation. We expect to increase offline advertising media costs to approximately $37 million to $47 million in 2019, compared to around $12 million in 2018.
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
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. During the year ended December 31, 2018, we did not have any short-term investments.
Interest Expense
Interest expense consists of interest payable on our convertible senior notes, which we issued in July 2018. Interest is payable on the notes at the rate of 1.75% semiannually in arrears on January 15 and July 15, commencing on January 15, 2019. Interest expense also includes the amortization of debt discount and issuance costs related to the notes.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$486,920	$370,036	$267,196
Cost of revenue(1)	367,496	258,216	184,452
Gross profit	119,424	111,820	82,744
Operating expenses:
Technology and development(1)	53,797	42,532	34,588
Marketing(1)	44,061	32,251	28,571
General and administrative(1)	65,500	53,009	42,369
Total operating expenses	163,358	127,792	105,528
Loss from operations	(43,934)	(15,972)	(22,784)
Interest income	5,416	882	173
Interest expense	(3,681)	—	—
Other income, net	221	88	85
Net loss	$(41,978)	$(15,002)	$(22,526)

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$5,567	$2,902	$2,266
Technology and development	7,576	3,325	2,383
Marketing	662	487	469
General and administrative	6,633	4,387	3,295
Total	$20,438	$11,101	$8,413

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	75.5	69.8	69.0
Gross profit	24.5	30.2	31.0
Operating expenses:
Technology and development(1)	11.0	11.6	12.9
Marketing(1)	9.0	8.7	10.7
General and administrative(1)	13.5	14.3	15.9
Total operating expenses	33.5	34.6	39.5
Loss from operations	(9.0)	(4.4)	(8.5)
Interest income	1.1	0.3	0.1
Interest expense	(0.8)	—	—
Other income, net	—	—	—
Net loss	(8.7)%	(4.1)%	(8.4)%

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Cost of revenue	1.1%	0.8%	0.8%
Technology and development	1.6	0.9	0.9
Marketing	0.1	0.1	0.2
General and administrative	1.4	1.2	1.2
Total	4.2%	3.0%	3.1%
Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$406,293	$330,372	$75,921	23%
Partner revenue	25,875	21,198	4,677	22
Total real estate services revenue	432,168	351,570	80,598	23
Properties revenue	44,993	10,491	34,502	329
Other revenue	9,882	7,975	1,907	24
Intercompany elimination	(123)	—	(123)
Total revenue	$486,920	$370,036	$116,884	32
Percentage of revenue
Real estate services revenue
Brokerage	83.4%	89.3%
Partner revenue	5.3	5.7
Total real estate services revenue	88.7	95.0
Properties revenue	9.3	2.8
Other revenue	2.0	2.2
Intercompany elimination	0.0%	0.0%
Total revenue	100.0%	100.0%
In 2018, revenue increased by $116.9 million, or 32%, as compared with 2017. Brokerage revenue represented $75.9 million, or 65%, of the increase. Brokerage revenue grew 23% during the period, driven by a 23% increase in brokerage real estate transactions and a 0.3% increase in real estate services revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand for Redfin services. Properties revenue grew $34.5 million, or 329%, as compared with 2017, driven by greater market presence and consumer awareness of RedfinNow, which resulted in a 267% increase in the number of properties sold. Other revenue increased $1.9 million, or 24%, as compared with 2017.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$309,069	$237,832	$71,237	30%
Properties	46,613	10,384	36,229	349
Other	11,937	10,000	1,937	19
Intercompany elimination	(123)	—	(123)	N/A
Total cost of revenue	$367,496	$258,216	$109,280	42

Gross profit
Real estate services	$123,099	$113,738	$9,361	8%
Properties	(1,620)	107	(1,727)	N/A
Other	(2,055)	(2,025)	(30)	(1)
Total gross profit	$119,424	$111,820	$7,604	7

Gross margin (percentage of revenue)
Real estate services	28.5%	32.4%
Properties	(3.6)%	1.0%
Other	(20.8)%	(25.4)%
Total gross margin	24.5%	30.2%
In 2018, total cost of revenue increased by $109.3 million, or 42%, as compared with 2017. This increase in cost of revenue was primarily attributable to a $34.8 million increase in personnel costs and stock-based compensation due to increased lead agent and related support-staff headcount, a $32.6 million increase in the cost of homes purchased through properties, a $17.9 million increase in transaction bonuses, and a $12.6 million increase in home-touring and field costs.
Total gross margin decreased 570 basis points for 2018 as compared with 2017, driven primarily by a decrease in real estate services gross margin and the growth of our properties business.
In 2018, real estate services gross margin decreased 390 basis points as compared with 2017. This was primarily attributable to a 210 basis-point increase in personnel costs and stock-based compensation, a 60 basis-point increase in transaction bonuses, a 60 basis-point increase in home-touring and field costs, a 30 basis-point increase in operating costs, and a 25 basis-point increase in listing expenses, each as a percentage of revenue.
In 2018, we decreased the number of customers introduced to our lead agents as compared with 2017, but did not see improvement in customer close rate. That change resulted in us hiring more lead agents, which contributed significantly to the 210 basis-point increase in personnel costs and stock-based compensation from 2017 to 2018. In 2019, we plan to increase the number of customers introduced to our lead agents to slightly above 2017 levels.
In 2018, properties gross margin decreased 460 basis points as compared with 2017. This was primarily attributable to a 280 basis-point increase in the cost of homes purchased, a 110 basis-point increase in personnel costs and stock-based compensation, and a 70 basis-point increase in transaction bonuses, each as a percentage of revenue.
In 2018, other gross margin increased 460 basis points as compared with 2017. This was primarily attributable to a 230 basis-point decrease in operating expenses, a 170 basis-point decrease in depreciation and amortization, and a 90 basis-point decrease in office and occupancy expenses, each as a percentage of revenue. This was partially offset by a 50 basis-point increase in personnel costs and stock-based compensation.

Operating Expenses

	Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$53,797	$42,532	$11,265	26%
Marketing	44,061	32,251	11,810	37
General and administrative	65,500	53,009	12,491	24
Total operating expenses	$163,358	$127,792	$35,566	28
Percentage of revenue
Technology and development	11.0%	11.6%
Marketing	9.0	8.7
General and administrative	13.5	14.3
Total operating expenses	33.5%	34.6%
In 2018, technology and development expenses increased by $11.3 million, or 26%, as compared with 2017. The increase was primarily attributable to a $10.3 million increase in personnel costs and stock-based compensation due to increased headcount and a $1.4 million increase in outside services including cloud-based technology. These expenses were related to improving real estate services operations, and building new capabilities for Redfin Mortgage and properties.
In 2018, marketing expenses increased by $11.8 million, or 37%, as compared with 2017. The increase was primarily attributable to an $11.1 million increase in marketing media costs as we expanded advertising.
In 2018, general and administrative expenses increased by $12.5 million, or 24%, as compared with 2017. The increase was attributable to an $8.1 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, and a $3.2 million increase in outside services expenses, driven by public-company compliance requirements, including the design, implementation, and assessment of the operating effectiveness of internal control over our financial reporting and related audit.
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$330,372	$244,079	$86,293	35%
Partner revenue	21,198	16,304	4,894	30
Total real estate services revenue	351,570	260,383	91,187	35
Properties revenue	10,491	—	10,491	N/A
Other revenue	7,975	6,813	1,162	17
Total revenue	$370,036	$267,196	$102,840	38
Percentage of revenue
Real estate services revenue
Brokerage revenue	89.3%	91.4%
Partner revenue	5.7	6.1
Total real estate services revenue	95.0	97.5
Properties revenue	2.8	—
Other revenue	2.2	2.5
Total revenue	100.0%	100.0%

In 2017, revenue increased by $102.8 million, or 38%, as compared with 2016. Brokerage revenue represented $86.3 million, or 84%, of the increase. Brokerage revenue grew 35% during the period, driven by a 35% increase in brokerage real estate transactions and offset by a 0.1% decrease in real estate services revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand for Redfin services. Properties revenue increased $10.5 million as compared with 2016, as there was no properties revenue in 2016. Other revenue increased $1.2 million.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$237,832	$176,408	$61,424	35%
Properties	10,384	—	10,384	N/A
Other	10,000	8,044	1,956	24
Total cost of revenue	$258,216	$184,452	$73,764	40

Gross profit
Real estate services	$113,738	$83,975	$29,763	35%
Properties	107	—	107	N/A
Other	(2,025)	(1,231)	(794)	(65)
Total gross profit	$111,820	$82,744	$29,076	35

Gross margin (percentage of revenue)
Real estate services	32.4%	32.3%
Properties	1.0%	N/A
Other	(25.4)%	(18.1)%
Total gross margin	30.2%	31.0%
In 2017, total cost of revenue increased by $73.8 million, or 40%, as compared with 2016. This increase in cost of revenue was primarily attributable to a $27.1 million increase in personnel costs and stock-based compensation due to increased lead agent and related support-staff headcount, a $15.6 million increase in transaction bonuses, an $11.9 million increase in home-touring and field costs and a $9.5 million increase in the cost of homes purchased through properties.
Total gross margin decreased 75 basis points for 2017 as compared with 2016, primarily driven by the launch of the properties business in 2017.
In 2017, real estate services gross margin increased 10 basis points as compared with 2016. This was primarily attributable to a 38 basis-point decrease in transaction bonuses, a 12 basis-point decrease in operating expenses, and a 10 basis-point decrease in personnel costs and stock-based compensation, each as a percentage of revenue. This was partially offset by a 29 basis-point increase in office and occupancy expenses and a 23 basis-point increase in home-touring and field costs, each as a percentage of revenue.
In 2017, other gross margin decreased 730 basis points as compared with 2016. The decrease was primarily attributable to a 520 basis-point increase in depreciation and amortization, and a 190 basis-point increase in operating costs associated with the launch of our mortgage business.

Operating Expenses

	Year Ended December 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$42,532	$34,588	$7,944	23%
Marketing	32,251	28,571	3,680	13
General and administrative	53,009	42,369	10,640	25
Total operating expenses	$127,792	$105,528	$22,264	21
Percentage of revenue
Technology and development	11.6%	12.9%
Marketing	8.7	10.7
General and administrative	14.3	15.9
Total operating expenses	34.6%	39.5%
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
In 2017, general and administrative expenses increased by $10.6 million, or 25%, as compared with 2016. The increase was attributable to a $6.4 million increase in personnel costs and stock-based compensation, largely the result of increases in headcount to support continued growth, a $1.6 million increase in outside services expenses, and a $1.5 million increase in occupancy and office expenses. Included in the 2016 expenses is $1.8 million related to the proposed settlement of three lawsuits.
Quarterly Results of Operations and Key Business Metrics
The following tables set forth our unaudited quarterly statements of operations data for the most recent eight quarters, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Quarterly Results

	Three Months Ended
	Dec. 31, 2018	Sep. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	June 30, 2017	Mar. 31, 2017
Revenue	$124,129	$140,255	$142,642	$79,893	$95,754	$109,479	$104,935	$59,868
Cost of revenue(1)	97,920	97,950	97,429	74,197	66,583	70,166	67,975	53,492
Gross profit	26,209	42,305	45,213	5,696	29,171	39,313	36,960	6,376
Operating expenses:
Technology and development(1)	13,692	14,310	13,033	12,762	11,287	11,483	10,090	9,672
Marketing(1)	8,054	8,236	14,435	13,336	6,072	5,588	10,132	10,459
General and administrative(1)	16,969	16,470	15,288	16,772	14,181	11,995	12,466	14,367
Total	38,715	39,016	42,756	42,870	31,540	29,066	32,688	34,498
Income (loss) from operations	(12,506)	3,289	2,457	(37,174)	(2,369)	10,247	4,272	(28,122)
Interest income	2,334	1,775	729	577	495	311	32	43
Interest expense	(2,071)	(1,610)	—	—	—	—	—	—
Other income, net	21	21	21	158	76	—	—	13
Net income (loss)	$(12,222)	$3,475	$3,207	$(36,439)	$(1,798)	$10,558	$4,304	$(28,066)

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2018	Sep. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	June 30, 2017	Mar. 31, 2017
Cost of revenue	$1,506	$1,370	$1,392	$1,300	$774	$715	$699	$714
Technology and development	2,241	2,135	1,726	1,473	1,024	819	751	731
Marketing	231	155	157	119	124	121	123	119
General and administrative	1,988	1,838	1,503	1,304	1,151	1,054	1,065	1,117
Total	$5,966	$5,498	$4,778	$4,196	$3,073	$2,709	$2,638	$2,681

	Three Months Ended
	Dec. 31, 2018	Sep. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	June 30, 2017	Mar. 31, 2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	78.9	69.8	68.3	92.9	69.5	64.1	64.8	89.3
Gross profit	21.1	30.2	31.7	7.1	30.5	35.9	35.2	10.7
Operating expenses
Technology and development(1)	11.0	10.2	9.1	16.0	11.8	10.5	9.6	16.2
Marketing(1)	6.5	5.9	10.1	16.7	6.3	5.1	9.7	17.5
General and administrative(1)	13.7	11.7	10.7	21.0	14.9	11.0	11.8	24.0
Total	31.2	27.8	29.9	53.7	33.0	26.6	31.1	57.7
Income (loss) from operations	(10.1)	2.4	1.8	(46.6)	(2.5)	9.3	4.1	(47.0)
Interest income	1.9	1.3	0.5	0.7	0.5	0.3	—	0.1
Interest expense	(1.7)	(1.1)	—	—	—	—	—	—
Other income, net	—	—	—	0.2	0.1	—	—	—
Net income (loss)	(9.9)%	2.6%	2.3%	(45.7)%	(1.9)%	9.6%	4.1%	(46.9)%

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2018	Sep. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	June 30, 2017	Mar. 31, 2017
Cost of revenue	1.2%	1.0%	1.0%	1.6%	0.8%	0.7%	0.7%	1.2%
Technology and development	1.8	1.5	1.2	1.9	1.1	0.7	0.7	1.2
Marketing	0.2	0.1	0.1	0.1	0.1	0.1	0.1	0.2
General and administrative	1.6	1.3	1.1	1.7	1.2	1.0	1.0	1.9
Total	4.8%	3.9%	3.4%	5.3%	3.2%	2.5%	2.5%	4.5%
Revenue for the periods above has followed a seasonal pattern largely consistent with the residential real estate industry. Accordingly, revenue in 2018 and 2017 increased sequentially from the first quarter to the second quarter. In 2018, revenue declined sequentially by 2% from the second quarter to the third quarter (in contrast to a 4% increase for the same period in 2017), we believe as the result of less favorable market conditions compared the same period in the prior year. Revenue in the fourth quarters of 2018 and 2017 declined sequentially.
Cost of revenue has also reflected seasonality. Cost of revenue in 2018 and 2017 increased sequentially from the first quarter through the third quarter. In the fourth quarters of 2018 and 2017, the cost of revenue declined sequentially due to lower real estate services transaction volume. In 2018, the sequential cost of revenue decline was less in the fourth quarter when compared to 2017 because of increased revenue, and a related increase to cost of revenue, from our properties business.
Technology and development expenses are influenced period to period by the timing of development project expenses, including the additional use of contract software developers as well as the utilization of interns, who typically work with the company during the third quarter. Marketing expenses are influenced by seasonal factors and the timing of advertising campaigns. We have historically spent more on advertising during the first half of the year than the second half of the year.

Quarterly Key Business Metrics

	Dec. 31, 2018	Sep. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	June 30, 2017	Mar. 31, 2017
Monthly average visitors (in thousands)	25,212	29,236	28,777	25,820	21,377	24,518	24,400	20,162
Real estate services transactions
Brokerage	9,822	12,876	12,971	7,285	8,598	10,527	10,221	5,692
Partner	2,749	3,333	3,289	2,237	2,739	3,101	2,874	2,041
Total	12,571	16,209	16,260	9,522	11,337	13,628	13,095	7,733
Real estate services revenue per transaction
Brokerage	$9,569	$9,227	$9,510	$9,628	$9,659	$9,289	$9,301	$9,570
Partner	2,232	2,237	2,281	2,137	2,056	1,960	1,945	1,911
Aggregate	$7,964	$7,790	$8,048	$7,869	$7,822	$7,621	$7,687	$7,548
Aggregate home value of real estate services transactions (in millions)	$5,825	$7,653	$7,910	$4,424	$5,350	$6,341	$6,119	$3,470
U.S. market share by value	0.81%	0.85%	0.83%	0.73%	0.71%	0.71%	0.64%	0.58%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	66%	66%	68%	66%	69%	69%	69%	68%
Average number of lead agents	1,419	1,397	1,415	1,327	1,118	1,028	1,010	935

Similar to our revenue, monthly average visitors to our website and mobile application has typically followed a seasonal pattern, increasing sequentially in 2018 and 2017 from the first quarter through the third quarter. Monthly average visitors declined sequentially during the fourth quarters of 2018 and 2017 following seasonality.

U.S. market share by value declined sequentially from the third quarter of 2018 to the fourth quarter of 2018.
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $432.6 million, which consist of cash on deposit with financial institutions and money market funds.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(36,702)	$5,355	$(9,352)
Net cash used in investing activities	(10,303)	(10,364)	(13,567)
Net cash provided by financing activities	$273,402	$149,822	$1,744

Net Cash Provided By (Used In) Operating Activities
Our operating cash flows result primarily from cash received from our real estate services and sales of homes from our properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, and outside services costs. Additionally, our mortgage business generates a significant amount operating cash flow activity from the origination and sale of loans held for sale, but which have resulted in a net immaterial impact to our cash provided by or used in operating activities.
Net cash used in operating activities was $36.7 million for the year ended December 31, 2018, primarily attributable to a net loss of $42.0 million, offset by $28.9 million of non-cash items related to stock- based compensation, depreciation and amortization expenses, and amortization of debt discounts and issuances costs. Changes in assets and liabilities increased cash used in operating activities by $26.2 million driven primarily by an increase of $19.3 million in inventory related to our properties business. This was partially offset by a $4.2 million increase in accrued liabilities due primarily to $3.3 million of payroll liabilities.
Net cash provided by operating activities in 2017 consisted of $15.0 million of net losses, an $18.3 million positive impact from non-cash items related stock based compensation and depreciation and amortization expenses, an $8.4 million reduction in miscellaneous receivables when the landlord for our

Seattle headquarters office reimbursed us for tenant improvements, and a $4.9 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due. These benefits were partially offset by a $4.2 million increase in prepaid expenses, the introduction of $3.4 million in home purchases from testing our properties business, a $2.7 million increase in accrued revenue due to the collection and timing of real estate services transactions that had closed, and $1.9 million in mortgage loans funded but not yet sold.
Net cash used in operating activities in 2016 consisted of $22.5 million of net losses, a $14.7 million positive impact from non-cash items, a $7.2 million net increase in accrued expenses and accounts payable due to the timing of when amounts came due, and a $2.2 million decrease in prepaid expenses. These benefits were partially offset by a $6.0 million increase in other long-term assets, including a $5.4 million deposit with the landlord for our new Seattle headquarters office space. We also incurred a $5.0 million increase in accrued revenue due to the collection and timing of real estate services transactions that closed.
Net Cash Used In Investing Activities
Our primary investing activities include the purchase of property and equipment, primarily related to capitalized software development expenses and leasehold improvements and the purchase and sale or maturity of short-term investments.
Net cash used in investing activities was $10.3 million for the year ended December 31, 2018, primarily attributable to $8.3 million of purchases of property and equipment, related to $5.3 million of capitalized software development expenses and $1.2 million of leasehold improvements, and a $2.0 million equity investment.
Net cash used in investing activities in 2017 consisted of $12.1 million of fixed asset purchases, including $6.5 million of leasehold improvements, equipment and furnishings for our new Seattle headquarters office space and $4.4 million of capitalized software development expenses. This was partially offset by a net $1.8 million from the sale and maturity of short-term investments as we liquidated all our short-term investments by the end of 2017.
Net cash used in investing activities in 2016 consisted of $13.6 million of fixed asset purchases, including $8.0 million of construction in progress for our new Seattle headquarters office space and $3.2 million of capitalized software development expenses.
Net Cash Provided By Financing Activities
Our primary financing activities have come from our initial public offering in August 2017, our follow-on offerings of common stock and convertible senior notes in July 2018, and the exercise of stock options. Additionally, our mortgage business generates a significant amount financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities, but which have resulted in a net immaterial impact to our cash provided by financing activities.
Net cash provided by financing activities was $273.4 million for the year ended December 31, 2018, primarily attributable to net proceeds from our follow-on offerings of common stock and convertible senior notes. The net proceeds consisted of $107.6 million from the issuance of common stock and $139.0 million from the issuance of notes.
Net cash provided by financing activities in 2017 primarily consisted of $144.5 million in net proceeds from our initial public offering, $3.0 million in proceeds from the exercise of stock options and $2.0 million in net borrowing from our warehouse credit facilities for mortgage origination.
Net cash provided by financing activities in 2016 primarily consisted of $1.5 million in proceeds from the exercise of stock options.
Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes	$143,750	$—	$—	$143,750	$—
Interest on convertible senior notes	12,522	2,460	5,031	5,031	—
Operating leases	70,493	10,960	31,167	20,447	7,919
Purchase obligations	11,258	7,056	4,202	—	—
Total	$238,023	$20,476	$40,400	$169,228	$7,919
We issued $143,750,000 aggregate principal amount of convertible senior notes in July 2018. The notes mature in July 2023. The notes bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2019. Payment of the principal amount of the notes and any accrued and unpaid interest may be accelerated as a result of an "event of default" or "fundamental change", each as defined in the indenture governing the notes.
Our operating lease include direct lease obligations, excluding any taxes, insurance and other related expenses.
Our purchase obligations primarily relate to the noncancelable portion of commitments related to our network infrastructure, our annual employee meeting, and homes that we are under contract to purchase. We do not include in the table above obligations under contracts that we can cancel without significant penalty.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue primarily consists of commissions and fees charged on each real estate services transaction completed by us or our partner agents. We recognize commission-based brokerage revenue upon closing of a real estate services transaction, net of any commission refund, closing-cost adjustment, commission discount or transaction fee adjustment. Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close a referred transaction, net of any refund provided to customers. Properties revenue is earned from selling previously purchased homes. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home. Fees and revenue from other services are recognized when the service is provided.
For both real estate services and properties, our contracts with customers contain a single performance obligation that is recognized upon a transaction closing. We have utilized the practical expedient in Accounting Standards Codification 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.
See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our revenue recognition policy.
Inventory

Our inventory represents residential properties purchased with the intent of resale. Residential properties are stated at cost, which includes direct property acquisition costs and improvement costs, tracked on a specific identified basis. When evidence exists where the net realizable value of a residential property is lower than its cost, the difference is recognized as a loss in the period in which it occurs. In determining net realizable value, management must use significant judgment and estimates, including impact of time on market, assessment of a current listing or pending offer price if either are available, comparable property sales, and value any improvements made to the property. If a property's estimated market value is less than the inventory cost, the property is written down to net realizable value. While no significant adjustments were required to our residential property inventory as of and for the year ended December 31, 2018, material adjustments may be required in the future.

See Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a breakdown of our inventory categories and summary of any net realizable write-downs.

Stock-based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock unit awards, performance stock unit awards, and employee stock purchases related to the 2017 Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. We recognize stock-based compensation expense over the requisite service period on a straight-line basis. We use the Black-Scholes-Merton option-pricing model to determine the fair value for stock options and stock related to the ESPP.
Determining the fair value of stock options and stock related to the ESPP at the grant date is complex and subjective and requires significant judgment. In valuing our stock options and stock related to the ESPP we make assumptions about expected life, stock price volatility, risk-free interest rates and expected dividends. In addition, prior to our initial public offering, we made assumptions about the fair value of our common stock and, through December 31, 2016, we made assumptions about estimated forfeiture rates. Beginning on January 1, 2017, we elected to account for forfeitures as they occur.
We stopped granting stock options after our initial public offering in August of 2017 and began granting restricted stock unit awards and performance stock unit awards where we use the market value of our common stock, valued by reference to the closing price of our common stock as reported on The Nasdaq Global Select Market on the date of grant to determine the fair value of the award.
See "Stock-based Compensation" under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description regarding our assumptions utilized in the Black-Scholes-Merton option-pricing model.

Convertible Senior Notes

On July 23, 2018, we issued $143,750,000 aggregate principal amount of convertible senior notes, which mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Conversion of the notes can be settled by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We currently have the ability, and intent, to settle any conversions solely in cash and will continue to assess both conditions during each reporting period. Changes to our assumptions to settle in cash could result in an impact, through the consideration of the conversion feature in the notes to our common stock, in the calculation of our diluted earnings per share.

In accounting for the issuance of the notes, GAAP required us to separately value the notes excluding the conversion feature (liability component), with the residual attributed to the conversion feature (equity component). The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. Significant estimates and judgment was used to estimate the fair value of the liability component such as our credit rating, stock price volatility, and selection of valuation model.

See Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of our notes.

Recent Accounting Standards

For information on recent accounting standards, see Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $432.6 million as of December 31, 2018 and $208.3 million as of December 31, 2017. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and money market funds registered with the U.S. Securities and Exchange Commission that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income.

Item 8. Financial Statements and Supplementary Data

Redfin Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Redfin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity/(deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Seattle, Washington

February 14, 2019

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Redfin Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Seattle, Washington

February 14, 2019

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$432,608	$208,342
Restricted cash	6,446	4,316
Prepaid expenses	11,916	8,613
Accrued revenue, net	15,363	13,334
Inventory	22,694	3,382
Loans held for sale	4,913	1,891
Other current assets	2,307	328
Total current assets	496,247	240,206
Property and equipment, net	25,187	22,318
Intangible assets, net	2,806	3,294
Goodwill	9,186	9,186
Other assets	9,395	6,951
Total assets	$542,821	$281,955
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,516	$1,901
Accrued liabilities	30,837	26,605
Other payables	6,544	4,068
Warehouse credit facilities	4,733	2,016
Current portion of deferred rent	1,588	1,267
Total current liabilities	46,218	35,857
Deferred rent, net of current portion	11,079	10,668
Convertible senior notes, net	113,586	—
Total liabilities	170,883	46,525
Commitments and contingencies (Note 14)
Stockholders’ equity/(deficit)
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 90,151,341 and 81,468,891 shares issued and outstanding, respectively	90	81
Preferred stock—par value $0.001 per share; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	542,829	364,352
Accumulated deficit	(170,981)	(129,003)
Total stockholders’ equity	371,938	235,430
Total liabilities and stockholders’ equity	$542,821	$281,955

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$486,920	$370,036	$267,196
Cost of revenue	367,496	258,216	184,452
Gross profit	119,424	111,820	82,744
Operating expenses
Technology and development	53,797	42,532	34,588
Marketing	44,061	32,251	28,571
General and administrative	65,500	53,009	42,369
Total operating expenses	163,358	127,792	105,528
Loss from operations	(43,934)	(15,972)	(22,784)
Interest income	5,416	882	173
Interest expense	(3,681)	—	—
Other income, net	221	88	85
Net loss	$(41,978)	$(15,002)	$(22,526)
Accretion of redeemable convertible preferred stock	$—	$(175,915)	$(55,502)
Net loss attributable to common stock—basic and diluted	$(41,978)	$(190,917)	$(78,028)
Net loss per share attributable to common stock—basic and diluted	$(0.49)	$(4.47)	$(5.42)
Weighted average shares used to compute net loss per share attributable to common stock—basic and diluted	85,669,039	42,722,114	14,395,067

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net loss	$(41,978)	$(15,002)	$(22,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,465	7,176	6,293
Stock-based compensation	20,438	11,101	8,413
Amortization of debt discount and issuance costs	2,584	—	—
Change in assets and liabilities
Prepaid expenses	(3,303)	(4,225)	2,244
Accrued revenue	(2,029)	(2,709)	(5,021)
Inventory	(19,312)	(3,382)	—
Other current assets	(1,978)	8,452	(8,778)
Other assets	(444)	223	(5,964)
Accounts payable	617	(252)	638
Accrued liabilities	4,191	5,115	6,581
Other payables	318	—	—
Deferred lease liability	(1,249)	749	8,768
Origination of loans held for sale	(86,023)	(11,008)	—
Proceeds from sale of loans originated as held for sale	83,001	9,117	—
Net cash provided by (used in) operating activities	(36,702)	5,355	(9,352)
Investing activities
Sales and maturities of short-term investments	—	2,741	1,744
Purchases of short-term investments	—	(992)	(1,744)
Purchases of property and equipment	(8,303)	(12,113)	(13,567)
Purchases of investments	(2,000)	—	—
Net cash used in investing activities	(10,303)	(10,364)	(13,567)
Financing activities
Proceeds from issuance of convertible senior notes, net	138,953	—	—
Proceeds from follow-on offering, net	107,593	—	—
Proceeds from exercise of stock options	23,407	3,003	1,495
Tax payment related to net share settlements on restricted stock units	(1,426)	—	—
Proceeds from initial public offering, net of underwriting discounts	—	148,088	—
Payment of initial public offering costs	—	(3,558)	(150)
Borrowings from warehouse credit facilities	83,842	10,746	—
Repayments of warehouse credit facilities	(81,125)	(8,730)	—
Other payables - deposits held in escrow	2,158	273	399
Net cash provided by financing activities	273,402	149,822	1,744
Net change in cash, cash equivalents, and restricted cash	226,397	144,813	(21,175)
Cash, cash equivalents, and restricted cash
Beginning of period	212,658	67,845	89,020
End of period	$439,055	$212,658	$67,845
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$831,331	$—
Accretion of redeemable convertible preferred stock	$—	$(175,915)	$(55,502)
Stock-based compensation capitalized in property and equipment	$(522)	$(268)	$(100)
Deferred initial public offering cost accruals	$—	$—	$(570)
Property and equipment additions in accounts payable and accrued expenses	$(82)	$(31)	$(3,466)
Leasehold improvements paid directly by lessor	$(1,980)	$(822)	$(520)

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	55,422,002	$599,914	14,059,601	$14	$—	$(495,727)	$(495,713)

Issuance of common stock pursuant to exercise of stock options	—	—	627,423	1	1,494	—	1,495
Stock-based compensation	—	—	—	—	8,512	—	8,512
Accretion of redeemable convertible preferred stock	—	55,502	—	—	(10,006)	(45,496)	(55,502)
Net loss	—	—	—	—	—	(22,526)	(22,526)
Balance, December 31, 2016	55,422,002	655,416	14,687,024	15	—	(563,749)	(563,734)

Cumulative stock-based compensation adjustment	—	—	—	—	522	(522)	—
Issuance of common stock related to initial public offering, net	—	—	10,615,650	10	148,078	—	148,088
Initial public offering costs	—	—	—	—	(3,708)	—	(3,708)
Issuance of common stock pursuant to exercise of stock options	—	—	744,215	1	3,000	—	3,001
Stock-based compensation	—	—	—	—	11,369	—	11,369
Accretion of redeemable convertible preferred stock	—	175,915	—	—	(8,690)	(167,225)	(175,915)
Conversion of redeemable convertible preferred stock to common stock	(55,422,002)	(831,331)	55,422,002	55	213,781	617,495	831,331
Net loss	—	—	—	—	—	(15,002)	(15,002)
Balance, December 31, 2017	—	—	81,468,891	81	364,352	(129,003)	235,430

Issuance of common stock pursuant to employee stock purchase program	—	—	425,228	1	6,587	—	6,588
Issuance of common stock pursuant to exercise of stock options	—	—	3,203,528	3	16,817	—	16,820
Issuance of common stock pursuant to restricted stock units	—	—	306,079	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(88,721)	—	(1,426)	—	(1,426)
Issuance of common stock related to follow-on offering, net	—	—	4,836,336	5	107,588	—	107,593
Equity component of convertible senior notes, net	—	—	—	—	27,951	—	27,951
Stock-based compensation	—	—	—	—	20,960	—	20,960
Net loss	—	—	—	—	—	(41,978)	(41,978)
Balance, December 31, 2018	—	$—	90,151,341	$90	$542,829	$(170,981)	$371,938

The accompanying notes are an integral part of these consolidated financial statements.

Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation (the “Company”) was incorporated in October 2002 and is headquartered in Seattle, Washington. The Company operates an online real estate marketplace and provides real estate services, including assisting individuals in the purchase or sale of their residential property. The Company also provides title and settlement services, originates and sells mortgages, and buys and sells residential property. The Company has operations located in multiple states nationwide.

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

Initial Public Offering Costs—Costs, including legal, accounting and other fees and costs relating to the IPO were accounted for a reduction in additional paid-in capital. Costs incurred prior to the IPO were capitalized and included as a noncurrent asset in the consolidated balance sheets. Aggregate offering expenses totaled $3,708.
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

The Company operates in the online real estate marketplace and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations, and cash flows: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, negative factors disproportionately affecting markets where the Company derives most of its revenue, intense competition in the U.S. residential real estate industry, the Company's inability to maintain or improve its technology offerings, the Company's failure to obtain and provide comprehensive and accurate real estate listings, and the Company's inability to attract homebuyers and home sellers to its website and mobile application. Since inception through December 31, 2018, the Company has incurred losses from operations and accumulated a deficit of $170,981, during which it has been dependent on equity financing to fund operations.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company’s more significant estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website development costs, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, fair value of reporting units for purposes of evaluating goodwill for impairment, and the fair value of the convertible feature related to the Notes (see Note 16). The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Restricted Cash and Other Payables—Restricted cash primarily consists of cash held in escrow on behalf of real estate buyers using the Company’s title and settlement services. Since the Company does not have rights to the cash, a corresponding customer deposit liability in the same amount is recognized in the consolidated balance sheets in other payables. When a real estate services transaction closes, the restricted cash transfers from escrow and the corresponding deposit liability is reduced.

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

Inventory—Inventory represents residential properties purchased with the intent of resale and are accounted for under the specific identification method. Direct property acquisition and improvement costs are capitalized and tracked directly with each specific property. Properties are stated in inventory at cost and are reviewed on a property by property basis to ensure the inventory cost is not in excess of estimated market value. If a property's estimated market value is less than the inventory cost then the property is written down to net realizable value.

We classify inventory into three categories: properties for sale, properties not available for sale, and properties under improvement. Properties for sale represent properties that are currently listed on the market for sale. Properties not available for sale are generally recently purchase properties that have been temporarily rented back by the prior owner and not listed on the market for sale. The rental period is typically less than 30 days. Properties-under-improvement are properties that are in the process of being prepared to be listed for sale.

Loans Held for Sale—Redfin Mortgage, LLC (“Redfin Mortgage”), a wholly owned subsidiary of the Company, began originating residential mortgage loans in March 2017. Such mortgage loans are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Mortgage loans held for sale are stated at fair market value. As of December 31, 2018 there were $4,913 of mortgage loans held for sale.

Other Current Assets—Other current assets consist primarily of receivables for landlord reimbursable leasehold improvements and interest rate lock commitments from mortgage origination operations (see Derivative Instruments below).

Derivative Instruments—Redfin Mortgage is party to interest rate lock commitments (“IRLCs”) with customers resulting from mortgage origination operations. IRLCs for single family mortgage loans that Redfin Mortgage intends to sell are considered free-standing derivatives. All free-standing derivatives are required to be recorded on the Company’s consolidated balance sheets at fair value. Since Redfin Mortgage can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. The Company does not use derivatives for trading purposes.

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

Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Depreciation and amortization is included in cost of revenue, technology and development, and general and administrative and is allocated based on estimated usage for each class of asset.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software development activities placed in service are amortized over the expected useful lives of those releases. The Company views capitalized software costs as either internal use, or market and product expansion. Currently, internal use and expansion useful lives are estimated at one year and three years, respectively.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality. The Company capitalized software development costs of $5,274, $4,619, and $3,194 during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. The Company assesses the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company assesses goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company qualitatively determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional impairment steps are necessary.

For the Company’s most recent impairment assessment performed as of October 2018, the Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of its reporting unit for which goodwill has been assigned was less than its carrying amount. In evaluating whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount the Company considered macroeconomic conditions, industry and market considerations, cost factors, its overall financial performance, other relevant entity-specific events, potential events affecting its reporting unit, and changes in the fair value of the Company’s common stock. The primary qualitative factors the Company considered in its analysis were the Company’s overall financial performance and the fair value of the reporting unit for which goodwill was assigned, which was substantially in excess of its book value. The aggregate carrying value of goodwill was $9,186 at December 31, 2018 and 2017. There have been no accumulated impairments to goodwill.

Other Assets—Other assets consists primarily of leased building security deposits and an equity investment accounted for under the cost method.

In December 2018, the Company purchased an equity interest in a privately held corporation for approximately $2,000. The investment is an equity security without readily determinable fair value that is accounted for at cost minus any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired as of the end of each reporting period. The factors considered in the evaluation of potential impairment of the cost method investment, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations or working capital deficiencies.

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

Income Taxes—Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. The Company establishes a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefits or that future deductibility is uncertain.
The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and, when appropriate evidence indicates, will release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company has provided a full valuation allowance against the U.S. tax assets resulting from the tax losses and credits carried forward.
In addition, current tax laws impose substantial restrictions on the utilization of research and development credit and net operating loss (“NOL”) carryforwards in the event of an ownership change, as defined by Internal Revenue Code Sections 382 and 383. Such an event, having occurred in the past or in the future, may significantly limit the Company’s ability to utilize its NOLs and research and development tax credit carryforwards. In 2017, the Company completed a Section 382 study. The study determined that the Company underwent an ownership change in 2006. Due to the Section 382 limitation determined on the date of the ownership change in 2006, NOL and research and development credits were reduced by $1,506 and $32, respectively.
Revenue Recognition—Revenue primarily consists of commissions and fees charged on each real estate services transaction completed by the Company or its partner agents. The Company’s key revenue components are brokerage revenue, partner revenue, property revenue, and other revenue. The Company recognizes commission-based brokerage revenue upon closing of a real estate services transaction, net of any commission refund or any closing-cost reduction. Partner revenue consists of fees earned by referring customers to partner agents. Partner revenue is earned and recognized when partner agents close a referred transaction, net of any refund provided to customers. Property revenue is earned from selling previously-purchased homes. Property revenue is recorded at closing on a gross basis, representing the sale price of the home. Fees and revenue from other services are recognized when the service is provided.

The Company’s contracts with customers do not contain significant estimates. For both the Real estate services and Properties segments, the Company's contracts with customers contain a single performance obligation that is recognized upon a transaction closing. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. The Company does not have significant remaining performance obligations or contract balances.

Revenue earned but not received is recorded as accrued revenue on the Company's consolidated balance sheets, net of an allowance for doubtful accounts. Accrued revenue, consisting of commission revenue, is known and is clearing escrow, and therefore it is not estimated.

Nature and Disaggregation of Revenue

Real Estate Services

Brokerage Revenue—The Company recognizes commission-based brokerage revenue upon closing of a real estate services transaction, net of any commission refund or any closing-cost reduction. Brokerage revenue includes the Company's offer and listing services, representing homebuyers and home sellers, respectively. The transaction price is calculated by taking the agreed upon commission rate and applying that to the home's selling price. Brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

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

Other

Other Revenue—Substantially all fees and revenue from other services are recognized when the service is provided. Other services revenue includes fees earned from mortgage banking services, title settlement services, Walk Score data services, and advertising. Mortgage banking services are not subject to the guidance in ASC 606 as the scope of the standard does not apply to revenue on contracts accounted for under Transfers and Servicing (Topic 860) but are included in other services revenue to reconcile total revenue presented on the consolidated statements of operations to the disaggregation of revenue table below.

Intercompany Eliminations

Intercompany Eliminations—Revenue earned from transactions between operating segments are eliminated in consolidating our financial statements.

Accrued Revenue and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts after reviewing historical experience, age of accounts receivable balances and any other known conditions that may affect collectability. The majority of the Company’s transactions are processed through escrow and collectability is not a significant risk. Accrued revenue related to real estate services and properties transactions represents closed transactions for which the cash has not yet been received. There was no accrued revenue related to properties sales as of December 31, 2018.

Fair Value—The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The Company’s fair value measurements of loans held for sale and forward sales commitments use prices quoted directly to the Company from its counterparties. These prices represent what an existing counterparty would agree to pay for a loan at the measurement date.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1, Level 2, and Level 3 assets and (liabilities). Level 1 assets include highly liquid money market funds, Level 2 assets and (liabilities) include forward sales commitments and loans held for sale, and Level 3 assets and (liabilities) include interest rate lock commitments. Beginning with the Company's Form 10-Q for the quarter ended June 30, 2018, forward sales commitments and interest rate lock commitments were broken out between Other current assets and Other payables, as well as interest rate lock commitments were reclassified to Level 3.

Cost of Revenue—Cost of revenue consists of personnel costs (including base pay and benefits), stock-based compensation, transaction bonuses, home-touring and field expenses, listing expenses, office and occupancy expenses, depreciation and amortization related to fixed assets and acquired intangible assets, and, for the Properties segment, the cost of homes including the purchase price and capitalized improvements.

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

Advertising and Advertising Production Costs—The Company expenses advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $33,457, $21,902, and $17,570 in 2018, 2017, and 2016 respectively, and are included in marketing expenses. Advertising production costs totaled $1,644, $1,609, and $1,640 in 2018, 2017, and 2016, respectively, and are included in marketing expenses.

Stock-based Compensation—The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock unit awards, performance stock unit awards, and employee stock purchases related to the 2017 Employee Stock Purchase Plan (the "ESPP"), based on estimated grant date fair values. Stock-based compensation expense is recognized over the requisite service period on a straight-line basis. The Black-Scholes-Merton option-pricing model is used to determine the fair value for stock options and stock related to the ESPP. For restricted stock unit awards and performance stock unit awards the Company uses the market value of the Company's common stock on the date of grant to determine the fair value of the award.
Determining the fair value of stock options and stock related to the ESPP at the grant date is complex and subjective and requires significant judgment. In valuing stock options and stock related to the ESPP the Company makes assumptions about expected life, stock price volatility, risk-free interest rates and expected dividends.
Expected Life—The expected term was estimated using the simplified method allowed under guidance from the U.S. Securities and Exchange Commission as our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.
Volatility—The expected stock price volatility for the Company's common stock was estimated by taking the average historical price volatility for industry peers based on daily price observations. Industry peers consist of several public companies in the real estate brokerage and technology industries.
Risk-Free Rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
Dividend Yield—The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.
Fair Value of Our Common Stock—Prior to the Company's IPO in August 2017, the fair value of the shares of the Company's common stock was established by its board of directors with the assistance of an independent third-party valuation firm. Because there was no public market for the Company's common stock, its board of directors relied on this independent valuation and other factors to establish the fair value of its common stock at the time of stock grant. After completion of the Company's IPO, its common stock has been valued by reference to the closing price of its common stock as reported on The Nasdaq Global Select Market.
Forfeiture Rate—Prior to January 1, 2017, forfeiture rates were derived from historical employee termination behavior. Beginning on January 1, 2017, the Company adopted Accounting Standard Update ("ASU") 2016-09 and elected to account for forfeitures as they occur.

Recently Adopted Accounting Pronouncements and Policies—In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 and its related amendments (collectively known as "ASC 606") effective on January 1, 2018, using the modified retrospective adoption methodology. Real estate services, properties and other revenue contain single performance obligations and the Company believes the timing of the satisfaction of the performance obligations, triggering the recognition of revenue, did not differ from the Company's timing for recognizing revenue prior to adopting this pronouncement. Further description of the impact of this pronouncement is included in Note 2: Revenue from Contracts with Customers.

In December 2018, we adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance generally requires equity investments to be measured at fair value with changes in fair value recognized through net income. However, for equity investments without readily determinable fair values the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. We have elected this measurement alternative for our equity investment and have accounted for it under the cost method. The adoption of ASU 2016-01 did not have a material impact on the condensed consolidated financial statements.

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

In October 2018, the Company adopted the guidance in ASC 825-10-15, Financial Instruments (Topic 825-10) - Fair Value Option, for the accounting of loans held for sale entered into on or after the adoption date. This guidance allows for the fair value option to be elected on an instrument by instrument basis with the changes in fair value recognized in earnings at each reporting period and upfront costs and fees associated with the origination of loans held for sale recognized as incurred. The election of the fair value option did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  In addition, this ASU provides a practical expedient which we are still evaluating, by class of underlying asset, to not separate non-lease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the non-lease component(s) are the same, and if the lease would be classified as an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) providing an optional alternative transition method to the modified retrospective approach whereby under this optional transition method an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This amendment has the same effective date as ASU 2016-02. Early adoption is permitted for both ASU 2016-02 and 2018-11.

The Company plans to elect the optional transition method on the adoption date of January 1, 2019 and is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, including implementing changes to its systems, processes, and internal controls. It is believed the most significant change will relate to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate services leases that are currently accounted for as operating leases, as well as the accompanying disclosures. Based upon current evaluation of the standard, the Company estimates the adoption will result in a significant addition of assets and liabilities to its consolidated balance sheet, but with no significant change to our consolidated statement of operations or cash flows. While the Company is still finalizing its adoption of the new standard, it expects that all lease commitments disclosed in Note 14, which represent the undiscounted future minimum lease payments, will be recorded as a right-of-use asset and liability, on a discounted basis, upon adoption. The actual amount that will be recorded upon adoption will depend on the discount rates that are in effect as of the adoption date, as well as our conclusion on the various practical expedients and elections permitted.

In August 2018, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018, but the staff of the SEC provided relief on the effective date of the rule with respect to the analysis of stockholders' equity until the Company's Form 10-Q for its fiscal quarter ending March 31, 2019.

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

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for public companies for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the final rule on its consolidated financial statements.

Note 2: Segment Reporting

The Company's management, including its chief operating decision maker (“CODM”), who is also the Chief Executive Officer, evaluates its business activities based on the unique product and service offerings and the organizational structure that have been established to manage these offerings. Based on this evaluation, the Company has identified five operating segments: real estate services, properties, mortgage banking services, title settlement services, and Walk Score data services. Two of these operating segments have been presented as reportable segments, Real estate services and Properties, which combined to account for nearly 98% of the Company’s total revenue for the year ended December 31, 2018. While only the Real estate services segment meets the criteria for a separate reportable segment, the Company has elected to report the Properties segment separately given its impact to both total revenue and gross margin as it believes this information would be useful to the readers of its financial statements. The remaining three operating segments have been aggregated as an all other category, along with any ancillary revenue such as advertising revenue, and reported in the Company’s segment reporting as other.

The CODM, along with the Company’s management, evaluate the performance of its operating segments based on revenue and gross profit and utilizes this information in the allocation of Company resources. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which were located in the United States for the periods presented. All other financial information is presented on a consolidated basis.
The Company's segments are described below:

Real Estate Services—Real estate services revenue is derived from commissions and fees charged on real estate services transactions closed by the Company or its partner agents.

Properties—Properties was a new reportable segment beginning with the Company's Form 10-Q for the quarter ended June 30, 2018. Prior to that, the Properties segment results were included as part of the Company's Other segment. The Properties segment results have been separated out from Other segment results for all periods presented. Properties revenue is earned when the Company sells homes that it previously bought directly from homeowners.

Other—Other services revenue includes fees earned from mortgage banking services, title settlement services, Walk Score data services, and advertising. Included in other are all operating segments and revenue not otherwise included in reportable operating segments.

Information on the Company's segments and reconciliation to consolidated net loss is as follows:

	Year Ended December 31,
	2018	2017	2016
Real estate services
Revenue	$432,168	$351,570	$260,383
Cost of revenue	309,069	237,832	176,408
Gross profit	$123,099	$113,738	$83,975
Properties
Revenue	44,993	10,491	—
Cost of revenue	46,613	10,384	—
Gross profit	$(1,620)	$107	$—
Other
Revenue	9,882	7,975	6,813
Cost of revenue	11,937	10,000	8,044
Gross profit	$(2,055)	$(2,025)	$(1,231)
Intercompany eliminations
Revenue	(123)	—	—
Cost of revenue	(123)	—	—
Gross profit	$—	$—	$—
Consolidated
Revenue	486,920	370,036	267,196
Cost of revenue	367,496	258,216	184,452
Gross profit	$119,424	$111,820	$82,744
Operating expenses	163,358	127,792	105,528
Interest income	5,416	882	173
Interest expense	(3,681)	—	—
Other income, net	221	88	85
Net loss	$(41,978)	$(15,002)	$(22,526)

Note 3: Revenue from Contracts with Customers

The Company's revenue from contracts with customers for the various revenue categories is as follows:

	Year Ended December 31,
	2018	2017
Real estate services
Brokerage revenue	$406,293	$330,372
Partner revenue	25,875	21,198
Total real estate services revenue	432,168	351,570
Properties revenue	44,993	10,491
Other revenue	9,882	7,975
Intercompany elimination	(123)	—
Total revenue	$486,920	$370,036

The following table presents the detail of accrued revenue for the periods presented:

	Year Ended December 31,
	2018	2017
Accrued revenue	$15,529	$13,494
Less: Allowance for doubtful accounts	166	160
Accrued revenue, net	$15,363	$13,334

The following table presents the activity in the allowance for doubtful accounts for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts
Balance, beginning of period	$160	$150	$—
Charges	43	81	290
Write-offs	(37)	(71)	(140)
Balance, end of period	$166	$160	$150

Note 4: Fair Value of Financial Instruments

A summary of assets and (liabilities) at December 31, 2018 and 2017, related to the Company's financial instruments, measured at fair value on a recurring basis, is set forth below:

Financial Instrument	Balance Sheet Location	Fair Value Hierarchy	December 31,
			2018	2017
Money market funds	Cash and cash equivalents	Level 1	$425,776	$177,235
Forward sales commitments	Other current assets	Level 2	—	9
Forward sales commitments	Accrued liabilities	Level 2	(141)	(2)
Loans held for sale	Other current assets	Level 2	4,913	—
Interest rate lock commitments	Other current assets	Level 3	254	29
Interest rate lock commitments	Accrued liabilities	Level 3	—	(4)

The changes in the Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented. Additionally, loans held for sale were valued at lower of cost or fair value until October 2018 when the Company began electing the fair value option for loans held for sale.

See Note 16 for the carrying amount and estimated fair value of the Notes.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. For cost method investments, the Company did not record any significant nonrecurring fair value measurements after initial recognition for the year ended December 31, 2018. Additionally, there were no other material fair value adjustments during the years ended December 31, 2018 and 2017.

Note 5: Inventory

A summary of inventory at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Properties for sale	$12,649	$2,335
Properties not available for sale	2,328	—
Properties under improvement	7,717	1,047
Inventory	$22,694	$3,382
Inventory costs include the direct property acquisition costs and any capitalized improvements, net of applicable lower of cost or net realizable value write-downs. As of December 31, 2018 and  December 31, 2017, lower of cost or net realizable value write-downs were $190 and $0, respectively.

Note 6: Property and Equipment

A summary of property and equipment at December 31, 2018 and 2017 is as follows:

		December 31,
	Useful Lives (years)	2018	2017
Leasehold improvements	Shorter of lease term or economic life	$19,285	$16,039
Website and software development costs	1-3	19,948	14,501
Computer and office equipment	3	2,956	2,192
Software	3	595	685
Furniture	7	3,933	3,039
Property and equipment, gross		46,717	36,456
Accumulated depreciation and amortization		(21,530)	(14,138)
Property and equipment, net		$25,187	$22,318

Depreciation and amortization expense for property and equipment amounted to $7,977, $6,688, and $5,805 for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 7: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization at December 31, 2018 and 2017.

		December 31, 2018			December 31, 2017

	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names	10	$1,040	$(442)	$598	$1,040	$(338)	$702
Developed technology	10	2,980	(1,266)	1,714	2,980	(968)	2,012
Customer relationships	10	860	(366)	494	860	(280)	580
		$4,880	$(2,074)	$2,806	$4,880	$(1,586)	$3,294

Amortization expense amounted to $488 for each of the three years ended December 31, 2018, 2017, and 2016. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 8: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	December 31,
	2018	2017
Accrued compensation and benefits	$22,862	$19,543
Legal fees and settlements	290	2,230
Miscellaneous accrued liabilities	7,685	4,832
Total accrued liabilities	$30,837	$26,605

Note 9: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using the Company's title and settlement services. Since the Company does not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash. The following table presents the detail of other payables as of the dates presented:

	December 31,
	2018	2017
Customer deposits	$6,226	$4,068
Miscellaneous payables	318	—
Total other payables	$6,544	$4,068

Note 10: Pre-IPO Redeemable Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

Pre-IPO Redeemable Convertible Preferred Stock—The Company's redeemable convertible preferred stock outstanding prior to the IPO automatically converted into common stock at a rate of one-for-one on the closing of the Company's IPO on August 2, 2017. Therefore, no shares of redeemable convertible preferred stock were authorized, issued and outstanding as of December 31, 2018 and 2017.

Accretion represents the increase or decrease in the redemption value of the Company’s redeemable convertible preferred stock. The redemption value increased for the years ended December 31, 2017 and 2016. The recognized accretion related to the increase in the redemption value of the redeemable convertible preferred stock was reclassed upon the successful completion of the IPO, which occurred during the year ended December 31, 2017.

The following table presents the accretion of the redeemable convertible preferred stock to its redemption value recorded within the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit during the periods presented:

	Year Ended December 31,
	2017	2016
Series A-1	$(4,904)	$(1,618)
Series A-2	(123)	(40)
Series A-3	(10,192)	(3,360)
Series B	(40,336)	(13,416)
Series C	(37,062)	(12,333)
Series D	(31,717)	(10,555)
Series E	(12,884)	(4,086)
Series F	(20,184)	(6,025)
Series G	(18,513)	(4,069)
Total	$(175,915)	$(55,502)

Common Stock—As of December 31, 2018 and 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

The Company has reserved shares of common stock for future issuance as follows:

Equity Incentive Plans:	December 31,
	2018	2017
Stock options issued and outstanding	9,435,349	13,180,950
Restricted stock units outstanding	3,264,702	981,276
Shares available for future equity grants	5,068,013	7,026,071
Total shares reserved for future issuance	17,768,064	21,188,297

2017 Employee Stock Purchase Plan:	December 31,
	2018	2017
Shares available for purchase on January 1	2,414,688	1,600,000
Shares issued during the year ended December 31	425,228	—
Total shares available for future purchases	1,989,460	1,600,000

Preferred Stock—As of December 31, 2018 and 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Note 11: Stock-based Compensation

2017 Employee Stock Purchase Plan—The ESPP was approved by the board of directors on July 27, 2017, and enables eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 ESPP. The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. On each purchase date, eligible employees will purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date. During the twelve months ended December 31, 2018, 425,228 shares of common stock were purchased under the 2017 ESPP.

The weighted-average fair value and the assumptions used in calculating fair values are as follows:

	For the Offering Period beginning July 1, 2018	For the Offering Period beginning January 1, 2018
Expected life	0.5 years	0.5 years
Volatility	39.25%	37.01%
Risk-free interest rate	2.14%	1.61%
Dividend yield	—%	—%
Weighted-average grant date fair value	$5.94	$7.82

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The number of shares of common stock initially reserved for issuance under the 2017 EIP is 7,898,159. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018, and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or an amount determined by the board of directors. The term of each restricted stock unit and option under the plan shall be no more than 10 years and generally vest over a four-year period. The term of each option grant shall be no more than 10 years.

Amended and Restated 2004 Equity Incentive Plan—The Company granted options under its 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder. The term of each option under the plan is no more than 10 years and generally vests over a four-year period.

The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal years 2017 and 2016:

	Year Ended December 31,
	2017	2016
Expected life	7 years	7 years
Volatility	37.88%-40.97%	38.15%-41.36%
Risk-free interest rate	1.96%-2.26%	1.39%-2.32%
Dividend yield	—%	—%
Weighted-average grant date fair value	$4.86	$4.11
The following table presents information regarding options granted, exercised, forfeited, or canceled for the periods presented:

	Number Of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	13,180,950	$6.30	7.02	$329,786
Options granted	—	—
Options exercised	(3,203,528)	5.25
Options forfeited	(521,033)	9.34
Options cancelled	(21,040)	9.04
Outstanding at December 31, 2018	9,435,349	$6.48	6.06	$74,669
Options exercisable at December 31, 2018	7,593,343	$5.84	5.66	$65,036

The total grant date fair value of shares underlying stock options vested during 2018, 2017, and 2016 was $7,089, $10,571, and $9,817, respectively. The total grant date fair value of shares underlying stock options exercised during 2018, 2017, and 2016 was $16,820, $3,002, and $911, respectively.

There was $7,775 of total unrecognized stock-based compensation related to options to purchase common stock as of December 31, 2018. These costs are expected to be recognized over a weighted-average period of 1.56 years. The total fair value of options vested was $109,344 and $274,192 as of December 31, 2018 and December 31, 2017, respectively.

The following table summarizes activity for restricted stock units for the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested outstanding at January 1, 2018	981,276	$22.78
Granted	2,851,215	19.12
Vested	(306,079)	22.59
Forfeited or canceled	(261,710)	21.85
Unvested outstanding at December 31, 2018	3,264,702	$19.68

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation over the vesting period. As of December 31, 2018, there was $60,478 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.41 years.

As of December 31, 2018, there were outstanding 134,602 restricted stock units subject to performance conditions (the "2018 Performance RSUs") at 100% of the target level. Depending on the Company's achievement of the performance conditions, the actual amount of shares of common stock issuable upon vesting of the 2018 Performance RSUs will range from 0% to 200% of the target amount of restricted stock units. For each recipient of the 2018 Performance RSUs, the award will vest, subject to the recipient continuing to provide service to the Company, upon the Company's board of directors, or its compensation committee, certifying that the Company achieved certain financial targets for the three-year period from January 1, 2018 to December 31, 2020. Stock-based compensation expense for 2018 Performance RSUs will be recognized when it is probable that the performance conditions will be achieved. As of December 31, 2018, $610 of stock-based compensation expense was recognized for the 2018 Performance RSUs.

The following table presents the detail of stock-based compensation amounts included in the Company’s consolidated statements of operations for the periods indicated below:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$5,567	$2,902	$2,266
Technology and development	7,576	3,325	2,383
Marketing	662	487	469
General and administrative	6,633	4,387	3,295
Total stock-based compensation	$20,438	$11,101	$8,413

The Company capitalizes stock-based compensation related to work performed on internally developed software. There was $522, $268, and $100 of stock-based compensation that was capitalized in the years ended December 31, 2018, 2017, and 2016, respectively. All capitalized stock-based compensation is related to employees in technology and development.

Note 12: Net Loss per Share Attributable to Common Stock

Net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. The Company has outstanding stock options, which are included in the calculation of diluted net loss attributable to common stock per share whenever doing so would be dilutive.

The Company calculates basic and diluted net loss per share. As of December 31, 2018, the Company only has one class of participating security, common stock, as all outstanding redeemable convertible preferred stock was converted to common stock on the date of the IPO, or August 2, 2017.

Prior to August 2, 2017, the Company calculated basic and diluted net loss per share attributable to common stock in conformity with the two-class method required for companies with participating securities. Under the two-class method, net loss attributable to common stock was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Diluted net loss per share attributable to common stock is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stock during the periods presented:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(41,978)	$(15,002)	$(22,526)
Accretion of preferred stock	—	(175,915)	(55,502)
Net loss attributable to common stock—basic and diluted	$(41,978)	$(190,917)	$(78,028)

Denominator:
Weighted average shares used to compute net income loss per share attributable to common stock—basic and diluted	85,669,039	42,722,114	14,395,067
Net loss per share attributable to common stock—basic and diluted	$(0.49)	$(4.47)	$(5.42)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive. For the year ended December 31, 2017, shares of the redeemable convertible preferred stock were anti-dilutive, but because they converted into common stock on a one-for-one basis on August 2, 2017 upon the completion of the IPO, were included in the weighted average shares outstanding for the period they were outstanding as shares of common stock.

	Year Ended December 31,
	2018	2017	2016
Redeemable convertible preferred stock outstanding	—	—	55,422,002
Options outstanding	9,435,349	13,180,950	13,291,684
Restricted stock units outstanding	3,264,702	981,276	—
Total	12,700,051	14,162,226	68,713,686

The Company considered the impact of the Notes on its diluted net income per share for the year ended December 31, 2018 based on the treasury stock method as the Company has the ability, and intent, to settle any conversions of the Notes solely in cash. The treasury stock method requires that the dilutive effect of common stock issuable upon conversion of the Notes be computed in the periods in which it reports net income. For the year ended December 31, 2018, there was no dilutive effect from the Notes.

Note 13: Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act incorporates broad and complex changes to the U.S. tax code. The main provision of the Tax Act that is applicable to the Company is the reduction of a maximum federal tax rate of 35% to a flat tax rate of 21%, effective January 1, 2018. The Company incorporated the change in federal tax rates in its annual tax provision for the annual period-ended December 31, 2017. As such, the Company recorded a decrease in net deferred tax assets of

$12,658, with a corresponding net adjustment to deferred income tax expense of $12,658. These adjustments are fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. Therefore, the net impact to the Company’s tax expense is $0. The Company has completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$31,311	$21,627
Credit carryforwards	6,655	4,230
Stock-based compensation	4,073	2,806
Compensation accruals	1,873	1,497
Accruals and reserves	3,223	2,456
Gross deferred tax assets	47,135	32,616
Valuation allowance	(38,010)	(29,818)
Total deferred tax assets, net of valuation allowance	9,125	2,798
Deferred tax liabilities
Intangible assets	(734)	(847)
Prepaid expenses	(1,503)	(1,951)
Convertible senior notes	(6,888)	—
Total deferred tax liabilities	(9,125)	(2,798)
Net deferred tax assets and liabilities	$—	$—

The valuation allowance increased by $8,192 during the year ended December 31, 2018, decreased by $8,489 during the year ended 2017, and increased by $6,800 during the year ended December 31, 2016.

The following table represents the Company’s NOL carryforwards as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Federal	125,850	87,071
Various states	6,180	4,231

Federal NOL carryforwards are available to offset federal and state taxable income and begin to expire in 2025, with NOL carryforwards of $39,365 generated during 2018 available to offset future U.S. federal taxable income over an indefinite period. State NOL carryforwards are available to offset future taxable income and begin to expire in 2019. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Additionally, net research and development credit carryforwards of $6,655 and $4,230 are available as of December 31, 2018 and 2017, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Current tax laws impose substantial restrictions on the utilization of research and development credits and NOL carryforwards in the event of an ownership change, as defined by Internal Revenue Code Sections 382 and 383. Such an event may significantly limit the Company’s ability to utilize its net NOLs and research and development tax credit carryforwards. During 2017, the Company completed a

Section 382 study. The study determined that the Company underwent an ownership change in 2006. Due to the Section 382 limitation determined on the date of the change in control in 2006, the NOL and research and development credit carryforwards have been reduced by $1,506 and $32, respectively.

The components of loss before benefit for income taxes for the years ended December 31, 2018, 2017, and 2016 were $(41,978), $(15,002), and $(22,526), respectively.
The reconciliation of the U.S. federal income tax at statutory rate with the Company’s effective income tax rate:

	December 31,
	2018	2017	2016
U.S. federal income tax at statutory rate	21.00%	34.00%	34.00%
State taxes (net of federal benefit)	5.67	2.40	2.49
Stock-based compensation	7.51	(14.74)	(7.87)
Permanent differences	(0.57)	(0.29)	(0.34)
Federal research and development credit	4.26	7.08	2.06
Change in valuation allowance	(37.33)	(27.79)	(30.19)
Nondeductible expenses and others	(0.54)	(0.66)	(0.15)
Change in valuation allowance for Tax Act impact	—	84.37	—
Change in deferred balance before valuation allowance for Tax Reform impact	—	(84.37)	—
Effective income tax rate	—%	—%	—%

The Company did not record any tax benefits for the years ended December 31, 2018, 2017, and 2016. The difference between the U.S. federal income tax at statutory rate of 21% for the year ended 2018 and 34% for the years ended 2017 and 2016, and the Company’s effective tax rate in all periods is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets and the change in corporate tax rate effective for tax years beginning after December 31, 2017.

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
The following table summarized the activity related to unrecognized tax benefits:

	December 31,
	2018	2017
Unrecognized benefit—beginning of year	$1,057	$800
Gross decreases—prior year tax positions	—	(7)
Gross increases—current year tax positions	606	264
Unrecognized benefit—end of year	$1,663	$1,057

All of the unrecognized tax benefits as of December 31, 2018 and 2017 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, none of the $1,663 and $1,057 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for 2018 and 2017 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2018.

The Company’s material income tax jurisdiction is the United States (federal). As a result of NOL carryforwards, the Company is subject to audit for all tax years for federal purposes. All tax years remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 14: Commitments and Contingencies

Legal Proceedings—From time to time, the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions or claims relating to employment law (including misclassification), intellectual property, privacy and consumer protection, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, and commercial or contractual disputes. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents. The Company does not believe that any of its pending litigation, claims, and other proceedings is material to its business.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to eleven years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term. Rent expense totaled $8,151, $7,833, and $5,811 for the years ended December 31, 2018, 2017, and 2016, respectively. Other commitments relate to homes that the Company is under contract to purchase through properties but that have not closed, and network infrastructure for the Company’s data operations. Future minimum payments due under these agreements as of December 31, 2018 are as follows:

	December 31, 2018
	Facility Leases	Other Commitments
2019	$10,960	$7,056
2020	11,028	2,406
2021	10,450	697
2022	9,689	1,099
2023 and thereafter	28,366	—
Total	$70,493	$11,258

Warehouse Credit Facilities—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”), which was amended and restated in December 2017. Pursuant to the Mortgage Warehouse Agreement, Texas Capital agrees to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 0.5%, or 3.0%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 97% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas

Capital's participation interests in the loans will be repurchased in whole or in part by Redfin Mortgage. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse Agreement. The Mortgage Warehouse Agreement requires Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants contained in the Mortgage Warehouse Agreement as of December 31, 2018, but Texas Capital has not enforced its remedies under the agreement, which principally include the rights to (i) cease purchasing participation interests in loans from Redfin Mortgage and (ii) sell all interests of Texas Capital or Redfin Mortgage in any loan subject to the agreement. As of December 31, 2018 and 2017, there were $3,592 and $833, respectively, outstanding under the Mortgage Warehouse Agreement. The Mortgage Warehouse Agreement will expire on March 22, 2019.

In June 2017, Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank ("Western Alliance"), which was amended in September 2018. Pursuant to the Master Repurchase Agreement, Western Alliance agrees to fund loans originated by Redfin Mortgage, in its discretion, up to $10,000 and to take a security interest in such loans. The per annum interest rate payable to Western Alliance is a fixed rate equal to the LIBOR rate plus 2.75%, or 3.50%, whichever is higher. For each loan in which Western Alliance elects to purchase, it will acquire an undivided 98% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Western Alliance's participation interests in the loans will be repurchased in whole or in part by Redfin Mortgage. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the Master Repurchase Agreement. The Master Repurchase Agreement requires Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy certain financial covenants contained in the Master Repurchase Agreement as of December 31, 2018, but Western Alliance has not enforced its remedy under the agreement of requiring Redfin Mortgage to repurchase all outstanding loans held by Western Alliance. As of December 31, 2018 and 2017, there were $1,141 and $1,184, respectively, outstanding on the Master Repurchase Agreement. The Master Repurchase Agreement will expire on June 15, 2019.

Note 15: Retirement Plan

The Company adopted a 401(k) profit sharing plan effective January 2005. The plan covers eligible employees as of their hire date. The 401(k) component of the plan allows employees to elect to defer from 1% to 100% of their eligible compensation up to the federal limit per year. Company-matching and profit-sharing contributions are discretionary and are determined annually by Company management and approved by the board of directors. No matching or profit-sharing contributions were declared for the years ended December 31, 2018, 2017, or 2016.

Note 16: Convertible Senior Notes

On July 23, 2018, the Company issued $143,750 aggregate principal amount of Notes, from which it received $138,953 in net proceeds after deducting the underwriting discount and other issuance costs.
The Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2019. The Notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. Prior to April 15, 2023, the Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. Thereafter, the Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 20, 2021, upon satisfaction of certain conditions, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company has the ability, and intends, to settle any conversions solely in cash.

Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the Notes). The Company is required to increase the conversion rate for holders who convert their Notes in connection with certain fundamental changes occurring prior to the maturity date or following the Company's issuance of a notice of redemption.

The initial conversion rate of the Notes is 32.7332 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $30.55 per share of common stock. The initial conversion price represents a premium of approximately 30% to the $23.50 per share public offering price for the common stock offering that closed concurrently with the Notes offering.

In accounting for the issuance of the Notes, GAAP required the Company to separately value the Notes excluding the conversion feature (liability component), with the residual attributed to the conversion feature (equity component). The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred total debt issuance costs of $4,797, of which approximately $3,832 was allocated to the Notes and approximately $965 was allocated to the equity component, and included in additional paid-in capital.

The Notes consisted of the following:

As of December 31, 2018
Liability
Principal	$143,750
Less: debt discount, net of amortization	(26,636)
Less: debt issuance costs, net of amortization	(3,528)
Net carrying amount of the Notes	$113,586

Stockholders' equity
Allocated value of the conversion feature	$28,916
Less: debt issuance costs	(965)
Additional paid-in capital	$27,951

The following table sets forth total interest expense recognized related to the Notes for the period presented:

Twelve Months Ended December 31, 2018
Amortization of debt discount	$2,280
Amortization of debt issuance costs	304
Total amortization of debt issuance costs and accretion of equity portion	2,584
Contractual interest expense	1,097
Total interest expense related to the Notes	$3,681

Effective interest rate of the Notes	7.25%

The total estimated fair value of the Notes as of December 31, 2018 was approximately $117,875 based on the closing trading price of the Notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that Redfin Corporation maintained effective internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, and this attestation report appears in Item 8 of this Annual Report.

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders by April 30, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders by April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders by April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders by April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders by April 30, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements and financial statement schedules required to be filed as part of this Annual Report on Form 10-K are included under Item 8 of this Annual Report.

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed below. Exhibits 10.1 through 10.10 constitute management contracts or compensatory plans or arrangements. Notwithstanding any language to the contrary, Exhibits 32.1, 32.2, and 101 shall not be deemed to be filed as part of this Annual Report for purposes of Section 18 of the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-38160	3.1	Sept. 8, 2017
3.2	Restated Bylaws	10-Q	001-38160	3.2	Sept. 8, 2017
4.1	Form of Common Stock Certificate	S-1/A	333-219093	4.1	July 26, 2017
4.2	Amended and Restated Investors’ Rights Agreement by and among Redfin Corporation and certain security holders of Redfin Corporation dated December 15, 2014, as amended	S-1	333-219093	4.2	June 30, 2017
4.3	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	001-38160	4.1	July 23, 2018
4.4	Form of Senior Convertible Note	8-K	001-38160	4.1	July 23, 2018
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-219093	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	001-38160	10.3	February 22, 2018
10.3	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan	8-K	001-38160	10.1	June 6, 2018
10.4	Form of Indemnification Agreement	S-1/A	333-219093	10.1	July 17, 2017
10.5	Form of Change in Control Severance Agreement	S-1/A	333-219093	10.12	July 17, 2017
10.6	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	333-219093	10.4	June 30, 2017
10.7	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	333-219093	10.5	June 30, 2017
10.8	Amended and Restated Offer Letter by and between Redfin Corporation and Scott Nagel, dated June 27, 2017	S-1	333-219093	10.6	June 30, 2017
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	001-38160	10.6	February 22, 2018
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X
101	Interactive Data Files					X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 14, 2019	By	/s/ Glenn Kelman
(Date)		Glenn Kelman President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Glenn Kelman and Chris Nielsen, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2019
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2019

Chris Nielsen

/s/ Robert Mylod, Jr.	Chairman of the Board of Directors	February 14, 2019
Robert Mylod, Jr.

/s/ Robert Bass	Director	February 14, 2019
Robert Bass

/s/ Julie Bornstein	Director	February 14, 2019
Julie Bornstein

/s/ Austin Ligon	Director	February 14, 2019
Austin Ligon

/s/ David Lissy	Director	February 14, 2019
David Lissy

/s/ James Slavet	Director	February 14, 2019
James Slavet

/s/ Selina Tobaccowala	Director	February 14, 2019
Selina Tobaccowala