Form 10-Q
period 2019-03-31
Redfin Corp
filed 2019-05-08
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

(206) 576-8333
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDFN	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2019, there were 90,988,859 shares of the registrant's common stock outstanding.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

As used in this Quarterly Report on Form 10-Q, the terms "Redfin," "the Company," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our Annual Report for the year ended December 31, 2018, as supplemented by Part II, Item 1A of this Quarterly Report for the quarter ended March 31, 2019. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

Note Regarding Industry and Market Data

This Quarterly Report on Form 10-Q contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$395,618	$432,608
Restricted cash	10,471	6,446
Accrued revenue, net	16,253	15,363
Inventory	38,306	22,694
Loans held for sale	15,748	4,913
Prepaid expenses and other current assets	13,586	14,223
Total current assets	489,982	496,247
Property and equipment, net	30,618	25,187
Right of use assets, net	32,737	—
Goodwill and intangibles, net	11,870	11,992
Other non-current assets	9,403	9,395
Total assets	574,610	542,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	17,533	2,516
Accrued liabilities	54,064	30,837
Other payables	10,374	6,544
Warehouse credit facilities	15,193	4,733
Current operating lease liabilities	6,368	—
Current portion of deferred rent	68	1,588
Total current liabilities	103,600	46,218
Non-current operating lease liabilities	41,567	—
Deferred rent	—	11,079
Convertible senior notes, net	115,094	113,586
Total liabilities	260,261	170,883
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 90,926,249 and 90,151,341 shares issued and outstanding, respectively	91	90
Additional paid-in capital	552,418	542,829
Accumulated deficit	(238,160)	(170,981)
Total stockholders’ equity	314,349	371,938
Total liabilities and stockholders’ equity	$574,610	$542,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Service	$88,768	$76,841
Product	21,373	3,052
Total revenue	110,141	79,893
Cost of revenue
Service	84,395	70,855
Product	22,993	3,342
Total cost of revenue	107,388	74,197
Gross profit	2,753	5,696
Operating expenses
Technology and development	15,556	12,762
Marketing	33,201	13,336
General and administrative	21,448	16,772
Total operating expenses	70,205	42,870
Loss from operations	(67,452)	(37,174)
Interest income	2,316	577
Interest expense	(2,136)	—
Other income, net	92	158
Net loss	$(67,180)	$(36,439)
Net loss per share - basic and diluted	$(0.74)	$(0.44)
Weighted average shares - basic and diluted	90,610,416	82,010,913

Net loss	$(67,180)	$(36,439)
Foreign currency translation adjustments	1	—
Total comprehensive loss	$(67,179)	$(36,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(67,180)	$(36,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,637	2,003
Stock-based compensation	6,406	4,196
Amortization of debt discount and issuance costs	1,507	—
Non-cash lease expense	1,216	—
Change in assets and liabilities
Accrued revenue	(890)	1,241
Inventory	(15,612)	(3,286)
Other assets	1,441	3,374
Accounts payable	14,848	1,029
Accrued liabilities	21,695	7,248
Operating lease liabilities	(1,459)	—
Deferred rent	69	(268)
Origination of loans held for sale	(49,850)	(9,477)
Proceeds from sale of loans originated as held for sale	39,015	9,887
Net cash used in operating activities	(47,157)	(20,492)
Investing activities
Purchases of property and equipment	(3,151)	(2,305)
Net cash used in investing activities	(3,151)	(2,305)
Financing activities
Proceeds from the exercise of stock options	3,732	5,946
Tax payment related to net share settlements on restricted stock units	(818)	(59)
Borrowings from warehouse credit facilities	48,557	9,265
Repayments of warehouse credit facilities	(38,097)	(9,924)
Other payables - deposits held in escrow	3,968	6,808
Net cash provided by financing activities	17,342	12,036
Net change in cash, cash equivalents, and restricted cash	(32,966)	(10,761)
Cash, cash equivalents, and restricted cash
Beginning of period	439,055	212,658
End of period	$406,089	$201,897
Supplemental disclosure of cash flow information
Cash paid for interest	$1,202	$—
Non-cash transactions
Stock-based compensation capitalized in property and equipment	(270)	(124)
Property and equipment additions in accounts payable and accrued liabilities	(1,370)	(55)
Leasehold improvements paid directly by lessor	1,963	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	81,468,891	$81	$364,352	$(129,003)	$235,430
Issuance of common stock pursuant to exercise of stock options	1,198,732	2	6,000	—	6,002
Issuance of common stock pursuant to settlement of restricted stock units	7,532	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(2,563)	—	(58)	—	(58)
Stock-based compensation	—	—	4,320	—	4,320
Net loss	—	—	—	(36,439)	(36,439)
Balance, March 31, 2018	82,672,592	$83	$374,614	$(165,442)	$209,255

Balance, December 31, 2018	90,151,341	$90	$542,829	$(170,981)	$371,938
Issuance of common stock pursuant to exercise of stock options	679,495	1	3,731	—	3,732
Issuance of common stock pursuant to settlement of restricted stock units	139,889	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(44,476)	—	(818)	—	(818)
Stock-based compensation	—	—	6,676	—	6,676
Other comprehensive income	—	—	—	1	1
Net loss	—	—	—	(67,180)	(67,180)
Balance, March 31, 2019	90,926,249	$91	$552,418	$(238,160)	$314,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All amounts are presented in thousands, except share and per share data.

The financial information as of December 31, 2018 is derived from the audited consolidated financial statements and notes for the year ended December 31, 2018 included in Item 8 in the Annual Report on Form 10-K (the “2018 Annual Report”) of Redfin Corporation (the "Company" or "Redfin"). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in the 2018 Annual Report.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2019, the statements of comprehensive loss, cash flows, and stockholders' equity for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited condensed consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company evaluates its estimates on an ongoing basis. During the three months ended March 31, 2019, the estimated useful life of capitalized software for internal use was updated from one to two years. This change in estimate was not material. In addition, with the adoption of Accounting Standards Codification Topic 842, Leases ("ASC 842" or "Topic 842"), the Company estimated its incremental borrowing rate for the determination of the present value of lease payments. Further description of the impact of this pronouncement is included in Note 6: Leases. The amounts ultimately realized from the affected assets or liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Recently Adopted Accounting Pronouncements—In January 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the optional alternative transition method under ASU 2018-11, Leases (Topic 842) Targeted Improvements. The optional alternative transition method applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated its portfolio of leases and determined a cumulative-effect adjustment to the opening balance of retained earnings was not needed, as the portfolio of leases contains only operating leases.

The Company elected the package of practical expedients permitted under the transition guidance within the standard, allowing the Company to carry forward the historical lease classification, carry forward the conclusions on whether current or expired contracts contain leases, and carry forward the accounting for initial direct costs for existing leases. Additionally, the Company elected the practical expedient for use of hindsight to determine the lease term for existing leases whereby it evaluated the performance of existing leases in relation to our leasing strategy and determined that most renewal options would not be reasonably certain to be exercised. This resulted in the shortening of lease terms for the existing leases.

Adoption of the standard resulted in the recording of right of use assets and corresponding lease liabilities of $33,953 and $49,395, respectively, as of January 1, 2019, the difference of which is due to lease incentives. Further description of the impact of this pronouncement is included in Note 6: Leases.

In January 2019, the Company adopted the guidance in the U.S. Securities and Exchange Commission (the "SEC") final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC issued the final rule amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.

Recently Issued Accounting Pronouncements—In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

Note 2: Segment Reporting and Revenue

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

Revenue is primarily generated from commissions and fees charged on each real estate services transaction completed by the Company or its partner agents, and proceeds from the sales of homes. The Company’s key revenue components are brokerage revenue, partner revenue, properties revenue, and other revenue. Revenue earned but not received is recorded as accrued revenue on the Company's consolidated balance sheets, net of an allowance for doubtful accounts. Accrued revenue, consisting of commission revenue, is known and is clearing escrow, and therefore it is not estimated.

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended March 31,
	2019	2018
Real estate services
Brokerage revenue	$81,314	$70,143
Partner revenue	4,576	4,781
Total real estate services revenue	85,890	74,924
Cost of revenue	80,784	68,164
Gross profit	5,106	6,760
Properties
Revenue	21,373	3,052
Cost of revenue	22,993	3,342
Gross profit	(1,620)	(290)
Other
Revenue	3,047	1,917
Cost of revenue	3,780	2,691
Gross profit	(733)	(774)
Intercompany eliminations
Revenue	(169)	—
Cost of revenue	(169)	—
Gross profit	—	—
Consolidated
Revenue	110,141	79,893
Cost of revenue	107,388	74,197
Gross profit	2,753	5,696
Operating expenses	70,205	42,870
Interest income	2,316	577
Interest expense	(2,136)	—
Other income, net	92	158
Net loss	$(67,180)	$(36,439)

The following table presents the detail of accrued revenue for the periods presented:

	Three Months Ended March 31,
	2019	2018
Accrued revenue	$16,481	$12,232
Less: Allowance for doubtful accounts	(228)	(139)
Accrued revenue, net	$16,253	$12,093

The following table presents the activity in the allowance for doubtful accounts for the period presented:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$166	$160
Charges	74	(19)
Write-offs	(12)	(2)
Balance, end of period	$228	$139

Note 3: Fair Value of Financial Instruments

A summary of assets and (liabilities) at March 31, 2019 and December 31, 2018, related to the Company's financial instruments, measured at fair value on a recurring basis, is set forth below:

			Fair Value
Financial Instrument	Balance sheet location	Fair Value Hierarchy	March 31, 2019	December 31, 2018
Money market funds	Cash and cash equivalents	Level 1	$375,259	$425,776
Forward sales commitments	Prepaid expenses and other current assets	Level 2	16	—
Forward sales commitments	Accrued liabilities	Level 2	(401)	(141)
Loans held for sale	Prepaid expenses and other current assets	Level 2	15,748	4,913
Interest rate lock commitments	Prepaid expenses and other current assets	Level 3	715	254
Interest rate lock commitments	Accrued liabilities	Level 3	(16)	—

The changes in the Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

See Note 14: Debt for the carrying amount and estimated fair value of the Notes.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. For cost method investments, the Company did not record any significant nonrecurring fair value measurements after initial recognition for the period ended March 31, 2019.

Note 4: Inventory

	March 31, 2019	December 31, 2018
Properties for sale	$14,748	$12,649
Properties not available for sale	1,920	2,328
Properties under improvement	21,638	7,717
Inventory	$38,306	$22,694
Inventory costs include direct property acquisition costs and any capitalized improvements, net of applicable lower of cost or net realizable value write-downs. As of March 31, 2019 and December 31, 2018, lower of cost or net realizable value write-downs were $100 and $190, respectively.
Properties not available for sale represent purchased properties that have been temporarily rented back to the previous homeowner, typically for less than 30 days. Both properties not available for sale and properties under improvement are expected to be sold in less than twelve months.

Note 5: Property and Equipment

A summary of property and equipment at March 31, 2019 and December 31, 2018 is as follows:

	Useful Lives (Years)	March 31, 2019	December 31, 2018
Leasehold improvements	Shorter of lease term or economic life	$23,005	$19,285
Website and software development costs	2-3	21,766	19,948
Computer and office equipment	3	3,881	2,956
Software	3	595	595
Furniture	7	4,416	3,933
Property and equipment, gross		53,663	46,717
Accumulated depreciation and amortization		(23,045)	(21,530)
Property and equipment, net		$30,618	$25,187

Depreciation and amortization expense for property and equipment amounted to $1,515 and $1,881 for the three months ended March 31, 2019 and 2018, respectively.

Note 6: Leases

The extent of the Company’s lease commitments consist of operating leases for physical office locations with terms ranging from one to 11 years. The Company has accounted for the portfolio of operating leases by disaggregation based on nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but rather lease expense from these leases is recognized on a straight-line basis over the lease term.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of the Company's significant leases as of March 31, 2019 provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

The Company has evaluated the performance of existing leases in relation to its leasing strategy and determined that most renewal options would not be reasonably certain to be exercised.

The right of use asset and related lease liability is determined based on the lease component of the consideration in each lease contract. The Company has evaluated its lease portfolio for appropriate allocation of the consideration in the lease contracts between lease and nonlease components based on standalone prices and determined the allocation per the contracts to be appropriate.

Lease Cost	Classification	Three months ended March 31, 2019
Operating lease cost (a)	Cost of revenue	$1,693
Operating lease cost (a)	G&A expenses	855
Total lease cost		$2,548
(a) Includes lease expense of $821 for leases with initial terms of 12 months or less.

Maturity of Lease Liabilities	Operating Leases
2019, excluding the three months ended March 31, 2019	$7,932
2020	11,919
2021	11,408
2022	10,635
2023	9,678
Thereafter	21,255
Total lease payments	$72,827
Less: Interest	(24,892)
Present value of lease liabilities	$47,935

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining operating lease term (years)	7.1
Weighted average discount rate for operating leases	4.4%

Supplemental Cash Flow Information	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,975
Right of use assets obtained in exchange for lease liabilities
Operating leases	$33,953

Note 7: Commitments and Contingencies

Legal Proceedings—From time to time, the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of its business. Such litigation and other proceedings may include, but are not limited to, actions or claims relating to employment law (including misclassification), intellectual property, privacy and consumer protection, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches or misappropriation, and commercial or contractual disputes. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents. The Company does not believe that any of its pending litigation, claims, and other proceedings is material to its business.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Other commitments primarily relate to homes that the Company is under contract to purchase through its properties segment but that have not closed, and network infrastructure for the Company’s data operations. Future minimum payments due under these agreements as of March 31, 2019 are as follows:

	March 31, 2019
	Facility Leases	Other Commitments
2019	$7,932	$31,821
2020	11,919	2,412
2021	11,408	701
2022	10,635	1,138
2023 and thereafter	30,933	—
Total minimum lease payments	$72,827	$36,072

Warehouse Credit Facilities—In December 2016, Redfin Mortgage entered into a Mortgage Warehouse Agreement with Texas Capital Bank, National Association (“Texas Capital”), which was amended and restated in December 2017 and further amended on March 19, 2019. The Mortgage Warehouse Agreement expires on April 21, 2019. In April 2019, Redfin Mortgage and Texas Capital extended the Warehouse Agreement, as further described in Note 15: Subsequent Events. The Mortgage Warehouse Agreement requires Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy a financial covenant contained in the Mortgage Warehouse Agreement as of March 31, 2019, but Texas Capital has not enforced its remedies under the agreement, which principally include the rights to (i) cease purchasing participation interests in loans from Redfin Mortgage and (ii) sell all interests of Texas Capital or Redfin Mortgage in any loan subject to the agreement. As of March 31, 2019 and December 31, 2018, there were $6,819 and $3,592, respectively, outstanding under the Mortgage Warehouse Agreement.

In June 2017, Redfin Mortgage entered into a Master Repurchase Agreement with Western Alliance Bank ("Western Alliance"), which was amended in September 2018. The Master Repurchase Agreement will expire on June 15, 2019. The Master Repurchase Agreement requires Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports. Redfin Mortgage failed to satisfy a financial covenant contained in the Master Repurchase Agreement as of March 31, 2019, but Western Alliance has not enforced its remedy under the agreement of requiring Redfin Mortgage to repurchase all outstanding loans held by Western Alliance. As of March 31, 2019 and December 31, 2018, there were $8,374 and $1,141, respectively, outstanding on the Master Repurchase Agreement.

Note 8: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		March 31, 2019			December 31, 2018
	Useful Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(468)	$572	$1,040	$(442)	$598
Developed technology	10	2,980	(1,341)	1,639	2,980	(1,266)	1,714
Customer relationships	10	860	(387)	473	860	(366)	494
		$4,880	$(2,196)	$2,684	$4,880	$(2,074)	$2,806

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 for each of the three months ended March 31, 2019 and 2018. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 9: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	March 31, 2019	December 31, 2018
Accrued compensation and benefits	$33,774	$22,862
Miscellaneous accrued liabilities	20,290	7,975
Total accrued liabilities	$54,064	$30,837

The increase in miscellaneous accrued liabilities since December 31, 2018 was driven primarily by an increase in marketing activity during the quarter ended March 31, 2019, which was a result of increased marketing spend and timing of those expenses.

Note 10: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using TItle Forward, the Company's wholly owned title and settlement services subsidiary. Since the Company does not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash. The following table presents the detail of other payables as of the dates presented:

	March 31, 2019	December 31, 2018
Customer deposits	$10,194	$6,226
Miscellaneous payables	180	318
Total other payables	$10,374	$6,544

Note 11: Equity and Employee Stock Plans

Common Stock—At March 31, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

2017 Equity Incentive Plan—The Company's 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants of the Company. The number of shares of common stock initially reserved for issuance under the 2017 EIP was 7,898,159. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018, and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or an amount determined by the board of directors.

Amended and Restated 2004 Equity Incentive Plan-The Company granted options under its 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder.

2017 Employee Stock Purchase Plan—The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 Employee Stock Purchase Plan (the "2017 ESPP"). The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2019	December 31, 2018
Equity Incentive Plans
Stock options outstanding	8,713,162	9,435,349
Restricted stock units outstanding	3,588,275	3,264,702
Shares available for future equity grants	9,199,286	5,068,013
Total	21,500,723	17,768,064
2017 Employee Stock Purchase Plan
Shares available for purchase on January 1, 2019 and 2018, respectively	2,890,973	2,414,688
Shares issued since January 1, 2019 and 2018, respectively	—	425,228
Total shares available for future purchases	2,890,973	1,989,460

Preferred Stock—As of March 31, 2019 and December 31, 2018, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares were issued and outstanding.

Stock Options—The following table summarizes activity for stock options for the three months ended March 31, 2019:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,435,349	$6.48	6.06	$74,669
Options exercised	(679,495)	5.49
Options forfeited	(40,550)	9.15
Options canceled	(2,142)	8.35
Outstanding at March 31, 2019	8,713,162	6.55	6.00	119,575
Options exercisable at March 31, 2019	7,258,130	$6.01	5.69	$103,486

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of March 31, 2019, there was $6,174 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 1.40 years.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested outstanding at December 31, 2018	3,264,702	$19.68
Granted	569,915	19.61
Vested	(139,889)	20.99
Forfeited or canceled	(106,453)	19.48
Unvested outstanding at March 31, 2019	3,588,275	$19.62

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2019, there was $64,843 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.29 years.

During the three months ended March 31, 2019, the Company granted no restricted stock units subject to performance conditions. As of March 31, 2019, there were outstanding 134,602 restricted stock units subject to performance conditions (the "2018 Performance RSUs") at 100% of the target level. For the three months ended March 31, 2019, $278 of share-based compensation expense was recognized for the 2018 Performance RSUs.

Compensation Cost—The following table presents detail of stock-based compensation, net of the amount capitalized in internally developed software, included in the Company’s condensed consolidated statements of operations for the periods indicated below

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,465	$1,300
Technology and development	2,656	1,473
Marketing	286	119
General and administrative	1,999	1,304
Total stock-based compensation	$6,406	$4,196

Note 12: Net Loss per Share Attributable to Common Stock

Net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. The Company has outstanding stock options, restricted stock units, options to purchase shares under its employee stock purchase plan, and convertible senior notes, which are considered in the calculation of diluted net income (loss) attributable to common stock per share whenever doing so would be dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss	$(67,180)	$(36,439)
Denominator
Weighted average shares - basic and diluted	90,610,416	82,010,913
Net loss per share
Net loss per share - basic and diluted	$(0.74)	$(0.44)

The following outstanding shares of common stock equivalents as of March 31, 2019 and 2018 were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	8,713,162	11,821,024
Restricted stock units	3,588,275	1,152,718
Employee stock purchase plan	290,647	156,530
Total	12,592,084	13,130,272

There is no impact from the Convertible Senior Notes due 2023 (the "Notes") on its diluted net loss per share for the three months ended March 31, 2019 as the notes are accounted for based on the treasury stock method as the Company has the ability, and intent, to settle any conversions of the Notes solely in cash.

Note 13: Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the three months ended March 31, 2019 and 2018. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

As of December 31, 2018, the Company had accumulated approximately $125,850 of federal tax losses, approximately $6,180 (tax effected) of state tax losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025. Federal net operating loss carryforwards of $39,365 generated during 2018 are available to offset future U.S. federal taxable income over an indefinite period.

The Company’s material income tax jurisdiction is the United States (federal). As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2005 and forward for federal purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 14: Debt

Convertible Senior Notes—On July 23, 2018, the Company issued $143,750 aggregate principal amount of Notes.The Notes are senior, unsecured obligations of Redfin, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. As of March 31, 2019, no conversion events have occurred. Redfin will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company has the ability, and intends, to settle any conversions solely in cash.

The Notes consisted of the following:

	March 31, 2019	December 31, 2018
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(25,307)	(26,636)
Less: debt issuance costs, net of amortization	(3,349)	(3,528)
Net carrying amount of the Notes	$115,094	$113,586

The total estimated fair value of the Notes as of March 31, 2019 and December 31, 2018 was approximately $138,998 and $117,875, respectively, based on the closing trading price of the Notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the Notes.

The following table sets forth total interest expense recognized related to the Notes for the period presented:

Three months ended March 31, 2019
Amortization of debt discount	$1,329
Amortization of debt issuance costs	178
Total amortization of debt issuance costs and accretion of equity portion	1,507
Contractual interest expense	629
Total interest expense related to the Notes	$2,136

Effective interest rate of the liability component	7.25%

Note 15: Subsequent Events

In April 2019, Redfin Mortgage and Texas Capital extended the expiration date of their Mortgage Warehouse Agreement to May 12, 2019. On May 7, 2019, Redfin Mortgage and Texas Capital amended and restated their Mortgage Warehouse Agreement. Pursuant to the new Mortgage Warehouse Agreement, Texas Capital agrees to fund loans originated by Redfin Mortgage, in its discretion, up to $15,000 and to take a security interest in such loans. The per annum interest rate payable to Texas Capital is a fixed rate equal to the rate of interest accruing on the outstanding principal balance of the loan, minus 0.5%, or 3.5%, whichever is higher. For each loan in which Texas Capital elects to purchase a participation interest, it will acquire an undivided 99% participation interest, by paying as the purchase price an amount equal to the participation interest multiplied by the principal balance of the loan. If a loan is not sold to a correspondent lender, Texas Capital's participation interests in the loans will be repurchased in whole or in part by Redfin Mortgage. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the Mortgage Warehouse Agreement. The Mortgage Warehouse Agreement requires Redfin Mortgage to maintain certain financial covenants and to provide periodic financial and compliance reports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. In particular, the disclosure contained in Item 1A. in our Annual Report, as updated by Part II, Item 1A. in this Quarterly Report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

Overview

We help people buy and sell homes. Our primary business is a residential real estate brokerage, representing customers in over 90 markets throughout the United States and Canada. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on.
Our mission is to redefine real estate in the consumer’s favor.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Monthly average visitors (in thousands)	31,107	25,212	29,236	28,777	25,820	21,377	24,518	24,400	20,162
Real estate services transactions
Brokerage	8,435	9,822	12,876	12,971	7,285	8,598	10,527	10,221	5,692
Partner	2,125	2,749	3,333	3,289	2,237	2,739	3,101	2,874	2,041
Total	10,560	12,571	16,209	16,260	9,522	11,337	13,628	13,095	7,733
Real estate services revenue per transaction
Brokerage	$9,640	$9,569	$9,227	$9,510	$9,628	$9,659	$9,289	$9,301	$9,570
Partner	2,153	2,232	2,237	2,281	2,137	2,056	1,960	1,945	1,911
Aggregate	8,134	7,964	7,790	8,048	7,869	7,822	7,621	7,687	7,548
Aggregate home value of real estate services transactions (in millions)	$4,800	$5,825	$7,653	$7,910	$4,424	$5,350	$6,341	$6,119	$3,470
U.S. market share by value	0.83%	0.81%	0.85%	0.83%	0.73%	0.71%	0.71%	0.64%	0.58%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	64%	66%	66%	68%	66%	69%	69%	69%	68%
Average number of lead agents	1,503	1,419	1,397	1,415	1,327	1,118	1,028	1,010	935

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
When we refer to "monthly average visitors" for a particular period, we are referring to the average number of unique visitors to our website and our mobile application for each of the months in that period, as measured by Google Analytics, a product that provides digital marketing intelligence. Visitors are tracked by Google Analytics using cookies, with a unique cookie being assigned to each browser or mobile application on a device. For any given month, Google Analytics counts all of the unique cookies that visited our website or either our iOS or Android mobile application during that month; each such unique cookie is a unique visitor. If a person accesses our mobile application using different devices within a given month, each such mobile device is counted as a separate visitor for that month. If the same person accesses our website using an anonymous browser, or clears or resets cookies on his or her device, each access with a new cookie is counted as a new unique visitor for that month. In some instances involving our mobile website, it is possible that third-party technological limitations may cause Google Analytics to count a person as a unique visitor when he or she is not.

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
Partner Revenue—Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we give to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.
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

Intercompany Eliminations

Intercompany eliminations represents revenue earned from transactions between operating segments which we eliminate in consolidating our financial statements. This primarily consists of services performed from our real estate services segment for our properties segment.

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
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our relatively higher-gross-margin real estate services segment and our relatively lower-gross-margin properties segment, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the cost of homes.

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
Marketing
Marketing expenses consist primarily of media costs for online and offline advertising, as well as personnel costs including stock-based compensation. We expect to increase offline advertising media costs to approximately $35 million to $45 million in 2019, compared to around $12 million in 2018.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$110,141	$79,893
Cost of revenue(1)	107,388	74,197
Gross profit	2,753	5,696
Operating expenses
Technology and development(1)	15,556	12,762
Marketing(1)	33,201	13,336
General and administrative(1)	21,448	16,772
Total operating expenses	70,205	42,870
Loss from operations	(67,452)	(37,174)
Interest income	2,316	577
Interest expense	(2,136)	—
Other income, net	92	158
Net loss	$(67,180)	$(36,439)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$1,465	$1,300
Technology and development	2,656	1,473
Marketing	286	119
General and administrative	1,999	1,304
Total	$6,406	$4,196

	Three Months Ended March 31,
	2019	2018
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue(1)	97.5	92.9
Gross profit	2.5	7.1
Operating expenses
Technology and development(1)	14.1	16.0
Marketing(1)	30.1	16.7
General and administrative(1)	19.5	21.0
Total operating expenses	63.7	53.7
Loss from operations	(61.2)	(46.6)
Interest income	2.1	0.7
Interest expense	(1.9)	0.0
Other income, net	0.1	0.2
Net loss	(60.9)%	(45.7)%
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2019	2018
	(as a percentage of revenue)
Cost of revenue	1.3%	1.6%
Technology and development	2.4	1.9
Marketing	0.3	0.1
General and administrative	1.8	1.7
Total	5.8%	5.3%

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$81,314	$70,143	$11,171	16%
Partner revenue	4,576	4,781	(205)	(4)
Total real estate services revenue	85,890	74,924	10,966	15
Properties revenue	21,373	3,052	18,321	600
Other revenue	3,047	1,917	1,130	59
Intercompany elimination	(169)	—	(169)	N/A
Total revenue	$110,141	$79,893	$30,248	38
Percentage of revenue
Real estate services revenue
Brokerage	73.8%	87.8%
Partner revenue	4.2	6.0
Total real estate services revenue	78.0	93.8
Properties revenue	19.4	3.8
Other revenue	2.8	2.4
Intercompany elimination	(0.2)	0.0
Total revenue	100.0%	100.0%

In the three months ended March 31, 2019, revenue increased by $30.2 million, or 38%, as compared with the same period in 2018. Brokerage revenue represented $11.2 million, or 37%, of the increase. Brokerage revenue grew 16% during the period, driven by a 16% increase in brokerage transactions and a 0.1% increase in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue grew $18.3 million, or 600% as compared with 2018, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 438% increase in the number of properties sold.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$80,784	$68,164	$12,620	19%
Properties	22,993	3,342	19,651	588
Other	3,780	2,691	1,089	40
Intercompany elimination	$(169)	$—	(169)	N/A
Total cost of revenue	$107,388	$74,197	$33,191	45

Gross profit
Real estate services	$5,106	$6,760	$(1,654)	(24)%
Properties	(1,620)	(290)	(1,330)	459
Other	(733)	(774)	41	5
Total gross profit	$2,753	$5,696	$(2,943)	(52)

Gross margin (percentage of revenue)
Real estate services	5.9%	9.0%
Properties	(7.6)	(9.5)
Other	(24.0)	(40.4)
Total gross margin	2.5	7.1

In the three months ended March 31, 2019, total cost of revenue increased by $33.2 million, or 45%, as compared with the same period in 2018. This increase in cost of revenue was primarily attributable to a $17.3 million increase in cost of properties due to selling more homes by our properties business, a $7.2 million increase in personnel costs including stock-based compensation due to increased headcount, a $2.8 million increase in home-touring and field costs from serving more brokerage customers, and a $1.8 million increase in transaction bonuses from increased brokerage transactions.
Total gross margin decreased 460 basis points for the three months ended March 31, 2019, as compared with the same period in 2018, driven primarily by a decrease in real estate services gross margin and the relative growth of our properties business compared to our real estate services business, partially offset by improvements in properties and other gross margin.
Real estate services gross margin decreased 310 basis points for the three months ended March 31, 2019, as compared with the same period in 2018. This was primarily attributable to a 110 basis-point increase in home-touring and field costs, an 80 basis-point increases in personnel costs including stock-based compensation due to increased headcount, and a 60 basis-point increase in operating expenses, each as a percentage of revenue.
Properties gross margin increased 190 basis points for the three months ended March 31, 2019, as compared with the same period in 2018. This was primarily attributable to a 420 basis-point decrease in personnel costs including bonuses and stock-based compensation, as a percentage of revenue. This was partially offset by a 230 basis-point increase in the cost of homes purchased, as a percentage of revenue.
Other gross margin increased 1,640 basis points for the three months ended March 31, 2019, as compared with the same period in 2018. This was primarily attributable to an 760 basis-point decrease in personnel costs including stock-based compensation, a 510 basis-point decrease in operating expenses, a 260 basis-point decrease in depreciation and amortization, and a 100 basis-point decrease in office and occupancy expenses, each as a percentage of revenue.
Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$15,556	$12,762	$2,794	22%
Marketing	33,201	13,336	19,865	149
General and administrative	21,448	16,772	4,676	28
Total operating expenses	$70,205	$42,870	$27,335	64
Percentage of revenue
Technology and development	14.1%	16.0%
Marketing	30.1	16.7
General and administrative	19.5	21.0
Total operating expenses	63.7%	53.7%
In the three months ended March 31, 2019, technology and development expenses increased by $2.8 million, or 22%, as compared with the same period in 2018. The increase was primarily attributable to a $2.2 million increase in personnel costs including stock-based compensation due to increased headcount.
In the three months ended March 31, 2019, marketing expenses increased by $19.9 million, or 149%, as compared with the same period in 2018. The increase was attributable to a $19.1 million increase in marketing media costs as we expanded advertising.
In the three months ended March 31, 2019, general and administrative expenses increased by $4.7 million, or 28%, as compared with the same period in 2018. The increase was primarily attributable to a $2.1 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $1.3 million increase in corporate events costs.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $395.6 million, which consist of operating cash on deposit with financial institutions and money market funds.

As we continue to expand our RedfinNow business, we expect to incur significant additional cash outlay compared to historical periods due to costs related to the business, such as the property purchase price, capitalized improvement costs, and property maintenance expenses. For the three months ended March 31, 2019, we relied on our cash on hand to fund these purchases.

In July 2018, we issued $143,750,000 aggregate principal amount of convertible senior notes. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted, and interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(47,157)	$(20,492)
Net cash used in investing activities	(3,151)	(2,305)
Net cash provided by financing activities	$17,342	$12,036

Net Cash Used In Operating Activities
Our operating cash flows result primarily from cash received from our real estate services and sales of homes from our properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, and outside services costs. Additionally, our mortgage business generates a significant amount operating cash flow activity from the origination and sale of loans held for sale.
Net cash used in operating activities was $47.2 million for the three months ended March 31, 2019, primarily attributable to a net loss of $67.2 million, offset by $10.8 million of non-cash items related to stock based compensation, depreciation and amortization , amortization of debt discounts and issuance costs, and lease expense related to right-of-use assets. Changes in assets and liabilities decreased cash used in operating activities by $9.3 million driven primarily by a $36.7 million increase in accounts payable and accrued liabilities related to timing of marketing payments. This was partially offset by an increase of $15.6 million in inventory related to our properties business and a $10.8 million increase in loans held for sale related to our mortgage business.

Net cash used in operating activities was $20.5 million for the three months ended March 31, 2018, primarily attributable to a net loss of $36.4 million, offset by $6.2 million from non-cash items related stock based compensation and depreciation and amortization expenses. Changes in assets and liabilities decreased cash used in operating activities by $9.7 million driven primarily by a $7.2 million increase in accrued liabilities, which is net of a $1.8 million legal settlement, a $3.9 million decrease in prepaid expenses, and a $1.0 million increase in accounts payable, all primarily due to the timing of payments, a $1.2 million decrease in accrued revenue related to timing of real estate transactions, partially offset by an increase of $3.7 million in other current assets primarily driven by a net increase in home inventory related to our properties business.

Net Cash Used In Investing Activities
Our primary investing activities include the purchase of property and equipment, primarily related to capitalized software development expenses and leasehold improvements.
Net cash used in investing activities was $3.2 million for the three months ended March 31, 2019, primarily attributable to $1.5 million of capitalized software development expenses and $1.0 million related to equipment, furnishings, and leasehold improvements for new or expansion of existing office spaces.
Net cash used in investing activities was $2.3 million for the three months ended March 31, 2018, primarily attributable to $1.3 million of capitalized software development expenses and $0.6 million of leasehold improvements for office space.
Net Cash Provided By Financing Activities
Our primary financing activities have come from our initial public offering in August 2017, our follow-on offerings of common stock and convertible senior notes in July 2018, the exercise of stock options, and the issuance of shares under our employee stock purchase plan. Additionally, our mortgage business generates a significant amount financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities.
Net cash provided by financing activities was $17.3 million for the three months ended March 31, 2019, primarily attributable to $10.5 million increase in our net mortgage warehouse credit facility borrowing and $3.7 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2018, attributable to a $6.8 million increase in customer escrow deposits, which is offset in our restricted cash balance, and $5.9 million in proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2018. There has been one material change to the critical accounting policies and estimates in Note 1 of our Annual Report, which is related to the adoption of ASC 842 as described in Note 1 and Note 6 to our condensed consolidated financial statements.
Recent Accounting Standards

See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Our primary operations are within the United States and in the first quarter of 2019 we launched limited operations in Canada. We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $395.6 million and $432.6 million at March 31, 2019 and December 31, 2018, respectively. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government treasury and agency issues, bank certificates of deposit that are 100% Federal Deposit Insurance Corporation insured, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring during and sustained throughout any of the periods presented, would not have been material.

Foreign Currency Exchange Risk
As our operations in Canada have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks described below, together with all other information in this Quarterly Report on Form 10-Q, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

We may be unable to secure intellectual property protection for all of our technology and methodologies, enforce our intellectual property rights, or protect our other proprietary business information.

Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. To protect our proprietary rights, we rely on trademark, copyright, and patent law, trade-secret protection, and contractual provisions and restrictions. However, we may be unable to secure intellectual property protection for all of our technology and methodologies or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, we may also be unable to protect our proprietary business information from misappropriation.

If we are unable to secure intellectual property rights, our competitors could use our intellectual property to market offerings similar to ours and we would have no recourse to enjoin or stop their actions. Additionally, any of our intellectual property rights may be challenged by others and invalidated through administrative processes or litigation. Moreover, even if we secured our intellectual property rights, others may infringe on our intellectual property and we may be unable to successfully enforce our rights against the infringers because we may be unaware of the infringement or our legal actions may not be successful. Finally, others may misappropriate our proprietary business information, and we may be unaware of the misappropriation or unable to enforce our legal rights in a cost-effective manner. If any of these events were to occur, our ability to compete effectively would be impaired.
We process, transmit, and store personal information, and unauthorized access to, or the unintended release of, this information could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We process, transmit, and store personal information to provide services to our customers and as an employer. As a result, we are subject to certain contractual terms, as well as federal, state, and foreign laws and regulations designed to protect personal information. While we take measures to protect the security and privacy of this information, it is possible that our security controls over personal data and other practices we follow may not prevent the unauthorized access to, or the unintended release of, personal information. If such unauthorized access or unintended release occurred, we could suffer significant damage to our brand and reputation, customers could lose confidence in the security and reliability of our services, and we could incur significant costs to address and fix these security incidents. These incidents could also lead to lawsuits and regulatory investigations and enforcement actions.

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

Item 6. Exhibits.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed below. Notwithstanding any language to the contrary, Exhibits 32.1, 32.2, and 101 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X
101	Interactive Data Files					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 8, 2019	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 8, 2019	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)