Form 10-Q
period 2019-06-30
Redfin Corp
filed 2019-08-01
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 001-38160

Redfin Corporation
(Exact name of registrant as specified in its charter)

Delaware		74-3064240
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1099 Stewart Street	Suite 600
Seattle	WA	98101
(Address of Principal Executive Offices)		(Zip Code)

(206)	576-8333
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDFN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No

The registrant had outstanding 91,834,413 shares of common stock as of July 26, 2019.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

As used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), the terms "Redfin," "the Company," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our Annual Report for the year ended December 31, 2018, as supplemented by Part II, Item 1A of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

Note Regarding Industry and Market Data

This Quarterly Report contains information using industry publications that generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$241,104	$432,608
Restricted cash	18,133	6,446
Short-term investments	35,365	—
Accrued revenue, net	38,686	15,363
Inventory	85,654	22,694
Loans held for sale	30,169	4,913
Prepaid expenses	6,763	11,916
Other current assets	5,860	2,307
Total current assets	461,734	496,247
Long-term investments	34,954	—
Property and equipment, net	35,675	25,187
Right of use assets, net	44,830	—
Goodwill and intangibles, net	11,748	11,992
Other non-current assets	10,627	9,395
Total assets	599,568	542,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	4,217	2,516
Accrued liabilities	57,423	30,837
Other payables	18,250	6,544
Borrowings under warehouse credit facilities	29,427	4,733
Current operating lease liabilities	8,719	—
Current portion of deferred rent	36	1,588
Total current liabilities	118,072	46,218
Non-current operating lease liabilities	52,634	—
Deferred rent	—	11,079
Convertible senior notes, net	116,617	113,586
Total liabilities	287,323	170,883
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 91,777,537 and 90,151,341 shares issued and outstanding, respectively	92	90
Additional paid-in capital	562,894	542,829
Accumulated other comprehensive income	44	—
Accumulated deficit	(250,785)	(170,981)
Total stockholders’ equity	312,245	371,938
Total liabilities and stockholders’ equity	$599,568	$542,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Service	$157,872	$133,656	$246,641	$210,498
Product	39,908	8,986	61,281	12,038
Total revenue	197,780	142,642	307,922	222,536
Cost of revenue
Service	108,528	88,341	192,923	159,196
Product	40,906	9,088	63,898	12,430
Total cost of revenue	149,434	97,429	256,821	171,626
Gross profit	48,346	45,213	51,101	50,910
Operating expenses
Technology and development	16,063	13,033	31,620	25,796
Marketing	27,050	14,435	60,250	27,770
General and administrative	17,654	15,288	39,102	32,062
Total operating expenses	60,767	42,756	130,972	85,628
Income (loss) from operations	(12,421)	2,457	(79,871)	(34,718)
Interest income	1,913	729	4,229	1,307
Interest expense	(2,153)	—	(4,290)	—
Other income, net	36	21	128	179
Net income (loss)	$(12,625)	$3,207	$(79,804)	$(33,232)
Net income (loss) per share - basic	$(0.14)	$0.04	$(0.88)	$(0.40)
Net income (loss) per share - diluted	$(0.14)	$0.04	$(0.88)	$(0.40)
Weighted average shares - basic	91,216,886	83,164,670	90,915,334	82,590,979
Weighted average shares - diluted	91,216,886	90,743,178	90,915,334	82,590,979

Net income (loss)	$(12,625)	$3,207	$(79,804)	$(33,232)
Other comprehensive income:
Foreign currency translation adjustments	37	—	38	—
Unrealized gain on available-for-sale securities	6	—	6	—
Total comprehensive income (loss)	$(12,582)	$3,207	$(79,760)	$(33,232)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(79,804)	$(33,232)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,809	3,902
Stock-based compensation	12,282	8,974
Amortization of debt discount and issuance costs	3,031	—
Non-cash lease expense	2,943	—
Other	(100)	—
Change in assets and liabilities
Accrued revenue	(23,323)	(5,568)
Inventory	(62,960)	(11,137)
Prepaid expenses and other assets	1,230	3,682
Accounts payable	1,350	1,934
Accrued liabilities and other payables	26,494	7,481
Operating lease liabilities	(3,301)	—
Deferred rent	(5)	(583)
Origination of loans held for sale	(153,335)	(29,249)
Proceeds from sale of loans originated as held for sale	128,080	27,555
Net cash used in operating activities	(143,609)	(26,241)
Investing activities
Purchases of investments	(70,312)	—
Sales of investments	100	—
Purchases of property and equipment	(9,504)	(4,045)
Net cash used in investing activities	(79,716)	(4,045)
Financing activities
Proceeds from the exercise of stock options	8,965	14,394
Tax payments related to net share settlements on restricted stock units	(1,792)	(227)
Borrowings from warehouse credit facilities	149,900	28,551
Repayments of warehouse credit facilities	(125,206)	(27,076)
Other payables - deposits held in escrow	11,602	13,631
Net cash provided by financing activities	43,469	29,273
Effect of exchange rate changes on cash and cash equivalents	38	—
Net change in cash, cash equivalents, and restricted cash	(179,818)	(1,013)
Cash, cash equivalents, and restricted cash
Beginning of period	439,055	212,658
End of period	$259,237	$211,645
Supplemental disclosure of cash flow information
Cash paid for interest	$1,202	$—
Non-cash transactions
Stock-based compensation capitalized in property and equipment	(561)	(244)
Property and equipment additions in accounts payable and accrued liabilities	(620)	(21)
Leasehold improvements paid directly by lessor	(3,444)	(926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2018	82,672,592	$83	$374,614	$(165,442)	$—	$209,255
Issuance of common stock pursuant to employee stock purchase program	187,076	—	3,671	—	—	3,671
Issuance of common stock pursuant to exercise of stock options	909,753	1	4,749	—	—	4,750
Issuance of common stock pursuant to settlement of restricted stock units	23,490	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(7,660)	—	(167)	—	—	(167)
Stock-based compensation	—	—	4,897	—	—	4,897
Net income	—	—	—	3,207	—	3,207
Balance, June 30, 2018	83,785,251	$84	$387,764	$(162,235)	$—	$225,613

Balance, March 31, 2019	90,926,249	$91	$552,418	$(238,160)	$1	$314,349
Issuance of common stock pursuant to employee stock purchase program	262,110	—	3,246	—	—	3,246
Issuance of common stock pursuant to exercise of stock options	420,104	1	2,038	—	—	2,039
Issuance of common stock pursuant to settlement of restricted stock units	227,026	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(57,952)	—	(975)	—	—	(975)
Stock-based compensation	—	—	6,167	—	—	6,167
Other comprehensive income	—	—	—	—	43	43
Net loss	—	—	—	(12,625)	—	(12,625)
Balance, June 30, 2019	91,777,537	$92	$562,894	$(250,785)	$44	$312,245

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	81,468,891	$81	$364,352	$(129,003)	$—	$235,430
Issuance of common stock pursuant to employee stock purchase program	187,076	—	3,671	—	—	3,671
Issuance of common stock pursuant to exercise of stock options	2,108,485	3	10,750	—	—	10,753
Issuance of common stock pursuant to settlement of restricted stock units	31,022	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(10,223)	—	(227)	—	—	(227)
Stock-based compensation	—	—	9,218	—	—	9,218
Net loss	—	—	—	(33,232)	—	(33,232)
Balance, June 30, 2018	83,785,251	$84	$387,764	$(162,235)	$—	$225,613

Balance, December 31, 2018	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to employee stock purchase program	262,110	—	3,246	—	—	3,246
Issuance of common stock pursuant to exercise of stock options	1,099,599	2	5,768	—	—	5,770
Issuance of common stock pursuant to settlement of restricted stock units	366,915	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(102,428)	—	(1,792)	—	—	(1,792)
Stock-based compensation	—	—	12,843	—	—	12,843
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(79,804)	—	(79,804)
Balance, June 30, 2019	91,777,537	$92	$562,894	$(250,785)	$44	$312,245

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

The financial information as of December 31, 2018 is derived from the audited consolidated financial statements and notes for the year ended December 31, 2018 included in Item 8 in the Annual Report on Form 10-K (the “2018 Annual Report”) of Redfin Corporation (the "Company" or "Redfin"). The information included in this Quarterly Report should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in the 2018 Annual Report.

The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2019, the statements of comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and the statement of cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited condensed consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company evaluates its estimates on an ongoing basis. During the six months ended June 30, 2019, the estimated useful life of capitalized software for internal use was updated from one to two years. This change in estimate was not material. In addition, with the adoption of Accounting Standards Codification Topic 842, Leases ("ASC 842" or "Topic 842"), the Company estimated its incremental borrowing rate for the determination of the present value of lease payments. Further description of the impact of this pronouncement is included in Note 6: Leases. The amounts ultimately realized from the affected assets or liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Cash and Cash Equivalents—Cash equivalents consist primarily of money market instruments and U.S. treasury securities. The Company considers all highly liquid investments originally purchased by the Company with original maturities of three months or less at the date of purchase to be cash equivalents and classified as available-for-sale.

Investments—The Company has two types of investments; available-for-sale investments that are available to support operational needs of the Company, which are reported on the balance sheet as short-term and long-term investments, and long-term equity investments accounted for under the cost method, which are reported in other non-current assets.

Available-for-sale

The Company's short-term and long-term investments consist primarily of U.S. treasury securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive income. Available-for-sale securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. The Company evaluates its available-for-sale securities, both ones classified as cash equivalents and as investments, for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The Company reviews factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis. There were no other than temporary impairments during the periods presented.

Cost Method Investments

In December 2018, the Company purchased an equity interest in a privately held company for approximately $2,000 which is classified as long-term. The investment is an equity security without a readily determinable fair value that is accounted for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company performs a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired as of the end of each reporting period.

Advertising and Advertising Production Costs—The Company expenses advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $23,845 and $12,048 for the three months ended June 30, 2019 and 2018, respectively, and $54,078 and $23,231 for the six months ended June 30, 2019 and 2018, respectively, and are included in marketing expenses. Advertising production costs totaled $101 and $25 for the three months ended June 30, 2019 and 2018, respectively, and $149 and $13 for the six months ended June 30, 2019 and 2018, respectively, and are included in marketing expenses.

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

In January 2019, the Company adopted the guidance in the U.S. Securities and Exchange Commission (the "SEC") final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC issued the final rule amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.

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

In June 2016, the FASB issued authoritative guidance under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modifies the measurement of credit losses on financial instruments. This guidance requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For available-for-sale debt securities, an entity is required to recognize credit losses through an allowance for credit losses rather than as an impairment. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real estate services
Brokerage revenue	$145,399	$123,355	$226,713	$193,498
Partner revenue	7,447	7,503	12,023	12,285
Total real estate services revenue	152,846	130,858	238,736	205,783
Cost of revenue	103,616	85,337	184,399	153,501
Gross profit	49,230	45,521	54,337	52,282
Properties
Revenue	39,908	8,986	61,281	12,038
Cost of revenue	40,906	9,088	63,898	12,430
Gross profit	(998)	(102)	(2,617)	(392)
Other
Revenue	5,281	2,798	8,329	4,715
Cost of revenue	5,167	3,004	8,948	5,695
Gross profit	114	(206)	(619)	(980)
Intercompany eliminations
Revenue	(255)	—	(424)	—
Cost of revenue	(255)	—	(424)	—
Gross profit	—	—	—	—
Consolidated
Revenue	197,780	142,642	307,922	222,536
Cost of revenue	149,434	97,429	256,821	171,626
Gross profit	48,346	45,213	51,101	50,910
Operating expenses	60,767	42,756	130,972	85,628
Interest income	1,913	729	4,229	1,307
Interest expense	(2,153)	—	(4,290)	—
Other income, net	36	21	128	179
Net income (loss)	$(12,625)	$3,207	$(79,804)	$(33,232)

The following table presents the detail of accrued revenue for the periods presented:

	Six Months Ended June 30,
	2019	2018
Accrued revenue	$38,902	$19,036
Less: Allowance for doubtful accounts	(216)	(134)
Accrued revenue, net	$38,686	$18,902

The following table presents the activity in the allowance for doubtful accounts for the period presented:

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$166	$160
Charges	70	(2)
Write-offs	(20)	(24)
Balance, end of period	$216	$134

Note 3: Fair Value of Financial Instruments

A summary of assets and liabilities at June 30, 2019 and December 31, 2018, related to the Company's financial instruments measured at fair value on a recurring basis, is set forth below, along with the balance sheet accounts they are classified within:

	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$195,996	$195,996	$—	$—
U.S. treasury securities	29,940	—	29,940	—
Short-term investments
U.S. treasury securities	35,365	—	35,365	—
Loans held for sale	30,169	—	30,169	—
Prepaid expenses and other current assets
Forward sales commitments	25	—	25	—
Interest rate lock commitments	712	—	—	712
Total prepaid expenses and other current assets	737	—	25	712
Long-term investments
U.S. treasury securities	34,954	—	34,954	—
Total assets	$327,161	$195,996	$130,453	$712
Liabilities
Accrued liabilities
Forward sales commitments	$407	$—	$407	$—
Interest rate lock commitments	24	—	—	24
Total liabilities	$431	$—	$407	$24

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$425,776	$425,776	$—	$—
Loans held for sale	4,913	—	4,913	—
Prepaid expenses and other current assets
Interest rate lock commitments	254	—	—	254
Total prepaid expenses and other current assets	254	—	—	254
Total assets	$430,943	$425,776	$4,913	$254
Liabilities
Accrued liabilities
Forward sales commitments	$141	$—	$141	$—
Total liabilities	$141	$—	$141	$—

There were no material transfers between levels, and there was no significant activity within Level 3 financial instruments during the periods presented.

See Note 14: Debt for the carrying amount and estimated fair value of the Company's 1.75% Convertible Senior Notes due 2023 (the "Notes").

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the period ended June 30, 2019.

Gross unrealized holding gains and losses on available-for-sale debt securities were not material as of June 30, 2019.

Note 4: Inventory

	June 30, 2019	December 31, 2018
Properties for sale	$52,118	$12,649
Properties not available for sale	9,370	2,328
Properties under improvement	24,166	7,717
Inventory	$85,654	$22,694

Inventory costs include direct property acquisition costs and any capitalized improvements, net of applicable lower of cost or net realizable value write-downs. As of June 30, 2019 and December 31, 2018, lower of cost or net realizable value write-downs were $179 and $190, respectively.
Properties not available for sale represent purchased properties that have been temporarily rented back to the previous homeowner, typically for less than 30 days. Both properties not available for sale and properties under improvement are expected to be sold in less than twelve months.

Note 5: Property and Equipment

A summary of property and equipment at June 30, 2019 and December 31, 2018 is as follows:

	Useful Lives (Years)	June 30, 2019	December 31, 2018
Leasehold improvements	Shorter of lease term or economic life	$25,568	$19,285
Website and software development costs	2-3	23,220	19,948
Computer and office equipment	3	4,423	2,956
Software	3	595	595
Furniture	7	6,446	3,933
Property and equipment, gross		60,252	46,717
Accumulated depreciation and amortization		(24,577)	(21,530)
Property and equipment, net		$35,675	$25,187

Depreciation and amortization expense for property and equipment amounted to $2,049 and $1,777 for the three months ended June 30, 2019 and 2018, respectively, and $3,565 and $3,658 for the six months ended June 30, 2019 and 2018, respectively.

Note 6: Leases

The extent of the Company’s lease commitments consists of operating leases for physical office locations with terms ranging from one to 11 years. The Company has accounted for the portfolio of operating leases by disaggregation based on nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but rather lease expense from these leases is recognized on a straight-line basis over the lease term.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of the Company's significant leases as of June 30, 2019 provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

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

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (a)	Cost of revenue	$2,091	$3,785
Operating lease cost (a)	Operating expenses	855	1,710
Total lease cost		$2,946	$5,495
(a) Includes lease expense of $1,489 for leases with initial terms of 12 months or less.

Maturity of Lease Liabilities	Operating Leases
2019, excluding the six months ended June 30, 2019	$6,412
2020	14,590
2021	14,117
2022	13,415
2023	12,539
Thereafter	27,403
Total lease payments	$88,476
Less: Interest and other (a)	(27,123)
Present value of lease liabilities	$61,353

(a) Interest and other consists of interest expense related to capitalized right of use lease liabilities of $9,302, maturities related to leases that have not yet commenced and leases with initial maturities of 12 months or less.

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining operating lease term (years)	6.4
Weighted average discount rate for operating leases	4.4%

Supplemental Cash Flow Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,445
Right of use assets obtained in exchange for lease liabilities
Operating leases	$47,773

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

Company’s data operations. Future minimum payments due under these agreements as of June 30, 2019 are as follows:

	June 30, 2019
	Facility Leases (a)	Other Commitments
2019, excluding the six months ended June 30, 2019	$6,412	$35,673
2020	14,590	2,412
2021	14,117	701
2022	13,415	1,138
2023 and thereafter	39,942	—
Total minimum lease payments	$88,476	$39,924

(a) The future minimum lease payments are presented on the same basis as the financial information presented in audited consolidated financial statements and notes for the year ended December 31, 2018 included in the 2018 Annual Report.

Note 8: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		June 30, 2019			December 31, 2018
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(494)	$546	$1,040	$(442)	$598
Developed technology	10	2,980	(1,415)	1,565	2,980	(1,266)	1,714
Customer relationships	10	860	(409)	451	860	(366)	494
		$4,880	$(2,318)	$2,562	$4,880	$(2,074)	$2,806

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $244 for each of the three and six months ended June 30, 2019 and 2018. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 9: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$33,265	$22,862
Miscellaneous accrued liabilities	24,158	7,975
Total accrued liabilities	$57,423	$30,837

The increase in miscellaneous accrued liabilities since December 31, 2018 was driven primarily by an increase in marketing activity during the quarter ended June 30, 2019, which was a result of increased marketing spend and timing of those expenses.

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

	June 30, 2019	December 31, 2018
Customer deposits	$17,797	$6,226
Miscellaneous payables	453	318
Total other payables	$18,250	$6,544

Note 11: Equity and Employee Stock Plans

Common Stock—At June 30, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of June 30, 2019 and December 31, 2018, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares were issued and outstanding.

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

Amended and Restated 2004 Equity Incentive Plan—The Company granted options under its 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s initial public offering. Accordingly, no shares are available for future issuance under this plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder.

2017 Employee Stock Purchase Plan—The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 Employee Stock Purchase Plan (the "2017 ESPP"). The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. During the three and six months ended June 30, 2019, 262,110 shares of common stock were issued under the 2017 ESPP.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2019	December 31, 2018
Equity Incentive Plans
Shares underlying outstanding stock options	8,411,868	9,435,349
Shares underlying outstanding restricted stock units	3,936,774	3,264,702
Shares available for future equity grants	8,562,903	5,068,013
Total shares reserved for issuance	20,911,545	17,768,064

2017 Employee Stock Purchase Plan
Shares available for issuance on January 1, 2019 and 2018, respectively	2,890,973	2,414,688
Shares issued since January 1, 2019 and 2018, respectively	(262,110)	(425,228)
Total shares available for future issuance	2,628,863	1,989,460

Stock Options—The following table summarizes activity for stock options for the six months ended June 30, 2019:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,435,349	$6.48	6.06	$74,669
Options granted	150,000	27.50
Options exercised	(1,099,599)	5.25
Options forfeited	(71,588)	9.21
Options canceled	(2,294)	8.36
Outstanding at June 30, 2019	8,411,868	6.99	5.82	93,834
Options exercisable at June 30, 2019	7,146,358	6.21	5.49	84,134

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of June 30, 2019, there was $5,267 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 1.39 years.

On June 1, 2019, the Company granted stock options subject to performance conditions, with a target of 150,000 shares and a maximum 300,000 shares, to the Company's Chief Executive Officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the 2019 PSUs.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested outstanding at December 31, 2018	3,264,702	$19.68
Granted	1,238,075	17.54
Vested	(366,915)	21.29
Forfeited or canceled	(199,088)	20.32
Unvested outstanding at June 30, 2019	3,936,774	18.82

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2019, there was $67,730 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.15 years.

During the three months ended June 30, 2019, the Company granted 145,224 restricted stock units subject to performance conditions (the "2019 PSUs"). As of June 30, 2019, there were outstanding 279,826 restricted stock units subject to performance conditions (the "PSUs") at 100% of the target level. During the six months ended June 30, 2019, a net ($494) for share-based compensation expense was recognized for the PSUs, which includes (i) an adjustment of ($610) related to the PSUs granted in 2018 as the probability of achieving the performance conditions was determined to be not probable and (ii) a charge of $116 related to the 2019 PSUs.

Compensation Cost—The following table details the Company's stock-based compensation (i) net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, as included in the Company’s condensed consolidated statements of operations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,328	$1,392	$2,793	$2,691
Technology and development	2,685	1,726	5,341	3,200
Marketing	349	157	635	276
General and administrative	1,514	1,503	3,513	2,808
Total stock-based compensation	$5,876	$4,778	$12,282	$8,975

Note 12: Net Income (Loss) per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The Company has outstanding stock options, restricted stock units, options to purchase shares under its employee stock purchase plan, and convertible senior notes, which are considered in the calculation of diluted net income (loss) per share whenever doing so would be dilutive.

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$(12,625)	$3,207	$(79,804)	$(33,232)
Denominator
Weighted average shares:
Basic	91,216,886	83,164,670	90,915,334	82,590,979
Dilutive shares from stock plans	—	7,578,508	—	—
Dilutive	91,216,886	90,743,178	90,915,334	82,590,979
Net income (loss) per share
Net income (loss) per share - basic	$(0.14)	$0.04	$(0.88)	$(0.40)
Net income (loss) per share - diluted	$(0.14)	$0.04	$(0.88)	$(0.40)

The following outstanding shares of common stock equivalents as of June 30, 2019 and 2018 were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	8,411,868	—	8,411,868	10,775,812
Restricted stock units	3,936,774	179,712	3,936,774	2,010,186
Employee stock purchase plan	—	—	—	—
Total	12,348,642	179,712	12,348,642	12,785,998

There is no impact from the Notes on the Company's diluted net loss per share for the three and six months ended June 30, 2019 because the Notes are accounted for based on the treasury stock method as the Company has the ability, and intent, to settle any conversions of the Notes solely in cash.

Note 13: Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the six months ended June 30, 2019 and 2018. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

Note 14: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, Redfin Mortgage, the Company's wholly owned mortgage origination subsidiary, utilizes warehouse credit facilities that are classified as current liabilities in the Company's condensed consolidated balance sheets. The following table summarizes these facilities as of the periods presented:

Lender	Borrowing Capacity as of June 30, 2019	Borrowings as of June 30, 2019	Borrowings as of December 31, 2018
Western Alliance Bank	$30,000	$14,750	$1,141
Texas Capital Bank, N.A.	20,000	14,677	3,592
Total	$50,000	$29,427	$4,733

Borrowings under the facility with Western Alliance Bank matures on August 14, 2019 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.75% or (ii) 3.50%. The agreement governing the facility requires Redfin Mortgage to maintain certain financial covenants. Redfin Mortgage failed to satisfy a financial covenant contained in the agreement as of June 30, 2019, but the lender has not enforced its remedy under the agreement of requiring Redfin Mortgage to repurchase all outstanding loans held by the lender. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") matures on May 6, 2020 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.5% or (ii) 3.5%. The agreement governing the facility requires Redfin Mortgage to maintain certain financial covenants. Redfin Mortgage failed to satisfy a financial covenant as of June 30, 2019, but the lender has not enforced its remedies under the agreement, which principally include the rights to (i) cease purchasing participation interests in loans from Redfin Mortgage and (ii) sell all interests of the lender or Redfin Mortgage in any loan subject to the agreement. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Convertible Senior Notes—On July 23, 2018, the Company issued $143,750 aggregate principal amount of Notes. The Notes are senior, unsecured obligations of Redfin, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The Notes mature on July 15,

2023, unless earlier repurchased, redeemed or converted. As of June 30, 2019, no conversion events have occurred. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company has the ability, and intends, to settle any conversions solely in cash.

The Notes consisted of the following:

	June 30, 2019	December 31, 2018
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(23,964)	(26,636)
Less: debt issuance costs, net of amortization	(3,169)	(3,528)
Net carrying amount of the Notes	$116,617	$113,586

The total estimated fair value of the Notes as of June 30, 2019 and December 31, 2018 was approximately $137,820 and $117,875, respectively, based on the closing trading price of the Notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the Notes.

The following table sets forth total interest expense recognized related to the Notes for the period presented:

Six Months Ended June 30, 2019
Amortization of debt discount	$2,672
Amortization of debt issuance costs	359
Total amortization of debt issuance costs and accretion of equity portion	3,031
Contractual interest expense	1,258
Total interest expense related to the Notes	$4,289

Effective interest rate of the liability component	7.25%

Note 15: Subsequent Events

Secured Revolving Credit Facility—On July 26, 2019, RedfinNow Borrower LLC, an indirect wholly owned subsidiary of Redfin Corporation (the "Borrower"), entered into a Loan and Security Agreement (the “Loan Agreement”) with Goldman Sachs Bank USA, as administrative agent and sole initial lender (together with other parties that may become lenders from time to time, the "Lenders"). The Loan Agreement has an initial term of 18 months, which may be extended for an additional six months.

Under the Loan Agreement, the Lenders may, at their sole option, finance a portion of the Borrower's costs to purchase qualified homes. The portion financed is based, in part, on how long the Borrower has owned the qualifying home. The Loan Agreement has a maximum borrowing capacity of $100,000, and interest accrues at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. The Borrower must repay all borrowings and accrued interest upon the termination of the Loan Agreement, and it has the option to repay the borrowings, and the related interest, with respect to a specific financed home upon the sale of such home. In certain situations involving a financed home remaining unsold after a certain time period or becoming ineligible for financing under the Loan Agreement, the Borrower may be obligated to repay all or a portion of the borrowings, and related interest, with respect to such home prior to the sale of such home.

Borrowings under the Loan Agreement are secured by the Borrower's assets, including any financed homes. Furthermore, the holder of all of the equity interests of the Borrower has pledged such equity interests to the Lenders, and, in instances involving "bad acts," Redfin Corporation has guaranteed repayment of amounts owed under the facility, in some situations, and indemnification of certain expenses incurred, in other situations. The Loan Agreement includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default, the occurrence of which may accelerate repayment obligations under the Loan Agreement.

Texas Capital Bank Warehouse Credit Facility—On July 30, 2019, Redfin Mortgage and Texas Capital agreed to increase the borrowing capacity under their facility to $24,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report and our Annual Report for the year ended December 31, 2018. In particular, the disclosure contained in Item 1A in our Annual Report, as updated by Part II, Item 1A in this Quarterly Report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

	Three Months Ended
	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017
Monthly average visitors (in thousands)	36,557	31,107	25,212	29,236	28,777	25,820	21,377	24,518	24,400
Real estate services transactions
Brokerage	15,580	8,435	9,822	12,876	12,971	7,285	8,598	10,527	10,221
Partner	3,357	2,125	2,749	3,333	3,289	2,237	2,739	3,101	2,874
Total	18,937	10,560	12,571	16,209	16,260	9,522	11,337	13,628	13,095
Real estate services revenue per transaction
Brokerage	$9,332	$9,640	$9,569	$9,227	$9,510	$9,628	$9,659	$9,289	$9,301
Partner	2,218	2,153	2,232	2,237	2,281	2,137	2,056	1,960	1,945
Aggregate	8,071	8,134	7,964	7,790	8,048	7,869	7,822	7,621	7,687
Aggregate home value of real estate services transactions (in millions)	$8,986	$4,800	$5,825	$7,653	$7,910	$4,424	$5,350	$6,341	$6,119
U.S. market share by value	0.94%	0.83%	0.81%	0.85%	0.83%	0.73%	0.71%	0.71%	0.64%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	64%	64%	66%	66%	68%	66%	69%	69%	69%
Average number of lead agents	1,603	1,503	1,419	1,397	1,415	1,327	1,118	1,028	1,010

Monthly Average Visitors
The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet customers. For a particular period, monthly average visitors refers to the average of the number of unique visitors to our website and mobile application for each of the months in that period. Monthly average visitors are influenced by, among other things, market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, seasonality, and how our website appears in search results. We believe we can continue to increase monthly visitors, which helps our growth.
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
Real Estate Services Revenue
Brokerage Revenue—Brokerage revenue consists of commissions earned on real estate services transactions closed by our lead agents. We recognize commission-based revenue on the closing of a transaction, less the amount of any commission refund or any closing-cost reduction, commission discount, or transaction-fee adjustment. Brokerage revenue is affected by the number of real estate services transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we refund to customers.
Partner Revenue—Partner revenue consists of fees partner agents pay us when they close referred transactions, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we refund to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.
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
In the first half of 2019, we incurred approximately $36 million on offline advertising media costs, compared to around $12 million for all of 2018. We expect marketing expenses during the second half of 2019 to be largely consistent with the second half of 2018.

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
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents and short-term and long-term investments.
Interest Expense
Interest expense consists of interest payable on our convertible senior notes. Interest is payable on the notes at the rate of 1.75% semiannually in arrears on January 15 and July 15, commencing on January 15, 2019. Interest expense also includes the amortization of debt discount and issuance costs related to the notes.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$197,780	$142,642	$307,922	$222,536
Cost of revenue(1)	149,434	97,429	256,821	171,626
Gross profit	48,346	45,213	51,101	50,910
Operating expenses
Technology and development(1)	16,063	13,033	31,620	25,796
Marketing(1)	27,050	14,435	60,250	27,770
General and administrative(1)	17,654	15,288	39,102	32,062
Total operating expenses	60,767	42,756	130,972	85,628
Income (loss) from operations	(12,421)	2,457	(79,871)	(34,718)
Interest income	1,913	729	4,229	1,307
Interest expense	(2,153)	—	(4,290)	—
Other income, net	36	21	128	179
Net income (loss)	$(12,625)	$3,207	$(79,804)	$(33,232)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,328	$1,392	$2,793	$2,691
Technology and development	2,685	1,726	5,341	3,200
Marketing	349	157	635	276
General and administrative	1,514	1,503	3,513	2,808
Total	$5,876	$4,778	$12,282	$8,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	75.6	68.3	83.4	77.1
Gross profit	24.4	31.7	16.6	22.9
Operating expenses
Technology and development(1)	8.1	9.1	10.3	11.6
Marketing(1)	13.7	10.1	19.6	12.5
General and administrative(1)	8.9	10.7	12.7	14.4
Total operating expenses	30.7	29.9	42.6	38.5
Income (loss) from operations	(6.3)	1.8	(26.0)	(15.6)
Interest income	1.0	0.5	1.4	0.6
Interest expense	(1.1)	0.0	(1.4)	0.0
Other income, net	0.0	0.0	0.0	0.1
Net income (loss)	(6.4)%	2.3%	(26.0)%	(14.9)%
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Cost of revenue	0.7%	1.0%	0.9%	1.2%
Technology and development	1.4	1.2	1.7	1.4
Marketing	0.2	0.1	0.2	0.1
General and administrative	0.8	1.1	1.1	1.3
Total	3.1%	3.4%	3.9%	4.0%

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$145,399	$123,355	$22,044	18%
Partner revenue	7,447	7,503	(56)	(1)
Total real estate services revenue	152,846	130,858	21,988	17
Properties revenue	39,908	8,986	30,922	344
Other revenue	5,281	2,798	2,483	89
Intercompany elimination	(255)	—	(255)	N/A
Total revenue	$197,780	$142,642	$55,138	39
Percentage of revenue
Real estate services revenue
Brokerage	73.4%	86.4%
Partner revenue	3.8	5.3
Total real estate services revenue	77.2	91.7
Properties revenue	20.2	6.3
Other revenue	2.7	2.0
Intercompany elimination	(0.1)	—
Total revenue	100.0%	100.0%

In the three months ended June 30, 2019, revenue increased by $55.1 million, or 39%, as compared with the same period in 2018. Brokerage revenue represented $22.0 million, or 40%, of the increase. Brokerage revenue grew 18% as compared with 2018, driven by a 20% increase in brokerage transactions and a 2% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue represented $30.9 million, or 56%, of the increase. Properties revenue grew 344% as compared with 2018, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 300% increase in the number of properties sold.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$103,616	$85,337	$18,279	21%
Properties	40,906	9,088	31,818	350
Other	5,167	3,004	2,163	72
Intercompany elimination	(255)	—	(255)	N/A
Total cost of revenue	$149,434	$97,429	$52,005	53

Gross profit (loss)
Real estate services	$49,230	$45,521	$3,709	8%
Properties	(998)	(102)	(896)	878
Other	114	(206)	320	155
Total gross profit	$48,346	$45,213	$3,133	7

Gross margin (percentage of revenue)
Real estate services	32.2%	34.8%
Properties	(2.5)	(1.1)
Other	2.2	(7.4)
Total gross margin	24.4%	31.7%
In the three months ended June 30, 2019, total cost of revenue increased by $52.0 million, or 53%, as compared with the same period in 2018. This increase in cost of revenue was primarily attributable to a $28.3 million increase in cost of properties due to selling more homes by our properties business, a $12.8 million increase in personnel costs including stock-based compensation and transaction bonuses due to increased headcount and increased brokerage transactions, respectively, and a $4.2 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 730 basis points for the three months ended June 30, 2019, as compared with the same period in 2018, driven primarily by a decrease in real estate services gross margin and the relative growth of our properties business compared to our real estate services business, partially offset by an improvement in other gross margin.
Real estate services gross margin decreased 260 basis points for the three months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 90 basis-point increase in home-touring and field costs, a 70 basis-point increase in occupancy and office expenses, and a 50 basis-point increase in listing expenses, each as a percentage of revenue.
Properties gross margin decreased 140 basis points for the three months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 120 basis-point increase in personnel costs including stock-based compensation, as a percentage of revenue.

Other gross margin increased 960 basis points for the three months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 550 basis-point decrease in personnel costs including stock-based compensation, a 260 basis-point decrease in office and occupancy expenses, and a 230 basis-point decrease in depreciation and amortization, each as a percentage of revenue.
Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$16,063	$13,033	$3,030	23%
Marketing	27,050	14,435	12,615	87
General and administrative	17,654	15,288	2,366	15
Total operating expenses	$60,767	$42,756	$18,011	42
Percentage of revenue
Technology and development	8.1%	9.1%
Marketing	13.7	10.1
General and administrative	8.9	10.7
Total operating expenses	30.7%	29.9%
In the three months ended June 30, 2019, technology and development expenses increased by $3.0 million, or 23%, as compared with the same period in 2018. The increase was primarily attributable to a $2.8 million increase in personnel costs including stock-based compensation due to increased headcount.
In the three months ended June 30, 2019, marketing expenses increased by $12.6 million, or 87%, as compared with the same period in 2018. The increase was attributable to a $11.9 million increase in marketing media costs as we expanded advertising.
In the three months ended June 30, 2019, general and administrative expenses increased by $2.4 million, or 15%, as compared with the same period in 2018. The increase was primarily attributable to a $1.5 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $0.7 million increase in outside services costs.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$226,713	$193,498	$33,215	17%
Partner revenue	12,023	12,285	(262)	(2)
Total real estate services revenue	238,736	205,783	32,953	16
Properties revenue	61,281	12,038	49,243	409
Other revenue	8,329	4,715	3,614	77
Intercompany elimination	(424)	—	(424)	N/A
Total revenue	$307,922	$222,536	$85,386	38
Percentage of revenue
Real estate services revenue
Brokerage	73.6%	87.0%
Partner revenue	3.9	5.5
Total real estate services revenue	77.5	92.5
Properties revenue	19.9	5.4
Other revenue	2.7	2.1
Intercompany elimination	(0.1)	—
Total revenue	100.0%	100.0%
In the six months ended June 30, 2019, revenue increased by $85.4 million, or 38%, as compared with the same period in 2018. Brokerage revenue represented $33.2 million, or 39%, of the increase. Brokerage revenue grew 17% during the period, driven by a 19% increase in brokerage transactions and a 1% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue represented $49.2 million, or 58%, of the increase. Properties revenue grew 409% during the period, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 339% increase in the number of properties sold.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$184,399	$153,501	$30,898	20%
Properties	63,898	12,430	51,468	414
Other	8,948	5,695	3,253	57
Intercompany elimination	(424)	$—	(424)	N/A
Total cost of revenue	$256,821	$171,626	$85,195	50

Gross profit (loss)
Real estate services	$54,337	$52,282	$2,055	4%
Properties	(2,617)	(392)	(2,225)	568
Other	(619)	(980)	361	37
Total gross profit	$51,101	$50,910	$191	0

Gross margin (percentage of revenue)
Real estate services	22.8%	25.4%
Properties	(4.3)	(3.3)
Other	(7.4)	(20.8)
Total gross margin	16.6%	22.9%
In the six months ended June 30, 2019, total cost of revenue increased by $85.2 million, or 50%, as compared with the same period in 2018. This increase in cost of revenue was primarily attributable to a $45.6 million increase in cost of properties due to selling more homes by our properties business, a $21.9 million increase in personnel costs including stock-based compensation and transaction bonuses due to increased headcount and increased brokerage transactions, respectively, and a $7.0 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 630 basis points for the six months ended June 30, 2019, as compared with the same period in 2018, driven primarily by a decrease in real estate services gross margin and the relative growth of our properties business compared to our real estate services business, partially offset by an improvement in other gross margin.
Real estate services gross margin decreased 260 basis points for the six months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 100 basis-point increase in home-touring and field costs, a 50 basis-point increase in occupancy and office expense, and a 40 basis-point increase in listing expenses, each as a percentage of revenue.
Properties gross margin decreased 100 basis points for the six months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 70 basis-point increase in home selling costs including property staging, as a percentage of revenue.
Other gross margin increased 1,340 basis points for the six months ended June 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 710 basis-point decrease in personnel costs including stock-based compensation, a 250 basis-point decrease in depreciation and amortization, a 210 basis-point decrease in office and occupancy expenses, and a 160 basis-point decrease in operating expenses, each as a percentage of revenue.
Operating Expenses

	Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$31,620	$25,796	$5,824	23%
Marketing	60,250	27,770	32,480	117
General and administrative	39,102	32,062	7,040	22
Total operating expenses	$130,972	$85,628	$45,344	53
Percentage of revenue
Technology and development	10.3%	11.6%
Marketing	19.6	12.5
General and administrative	12.7	14.4
Total operating expenses	42.6%	38.5%
In the six months ended June 30, 2019, technology and development expenses increased by $5.8 million, or 23%, as compared with the same period in 2018. The increase was primarily attributable to a $5.1 million increase in personnel costs including stock-based compensation due to increased headcount.
In the six months ended June 30, 2019, marketing expenses increased by $32.5 million, or 117%, as compared with the same period in 2018. The increase was attributable to a $31.0 million increase in marketing media costs as we expanded advertising.
In the six months ended June 30, 2019, general and administrative expenses increased by $7.0 million, or 22%, as compared with the same period in 2018. The increase was primarily attributable to a $3.6 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, and a $1.3 million increase in corporate events costs.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $241.1 million and investments of $70.3 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, and U.S. treasury securities.

Also as of June 30, 2019, we had $143,750,000 aggregate principal amount of convertible senior notes outstanding. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted, and interest is payable in arrears on January 15 and July 15 of each year, commenced on January 15, 2019.

As we continue to expand our RedfinNow business, we expect to incur significant additional cash outlay compared to historical periods due to costs related to the business, such as the property purchase price, capitalized improvement costs, and property maintenance expenses. For the six months ended June 30, 2019, we relied on our cash on hand to fund these purchases. For future periods, we expect to also rely on borrowings from our secured revolving credit facility to fund the property purchase price. See Note 15 to our condensed consolidated financial statements for more information regarding this facility.

Our mortgage business has significant cash requirements due to its origination of mortgage loans. Historically, it has relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that it originates. Once our mortgage business sells a loan that it originates in the secondary mortgage market, it uses the proceeds to reduce the outstanding balance under the related facility. See Notes 14 and 15 to our condensed consolidated financial statements for more information regarding these warehouse credit facilities. To the extent our mortgage business expands its operations, it will require additional capacity under its existing warehouse credit facilities or the availability of new facilities, if cash on hand is unavailable.

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, borrowings from our secured revolving credit facility, and proceeds from our mortgage business's warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and fulfill our debt obligations. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(143,609)	$(26,241)
Net cash used in investing activities	(79,716)	(4,045)
Net cash provided by financing activities	43,469	29,273

Net Cash Used In Operating Activities
Our operating cash flows result primarily from cash received from our real estate services and sales of homes from our properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, and outside services costs. Additionally, our mortgage business generates a significant amount of operating cash flow activity from the origination and sale of loans held for sale.
Net cash used in operating activities was $143.6 million for the six months ended June 30, 2019, primarily attributable to a net loss of $79.8 million, offset by $22.0 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $85.8 million driven primarily by a $63.0 million increase in inventory related to our properties business, a $25.3 million increase in net loans held for sale related to our mortgage business, and a $23.3 million increase in accrued revenue as a result of higher revenue and timing of real estate services transactions at the end of the period. This was partially offset by an increase of $26.4 million in accrued liabilities primarily related to timing of marketing payments.

Net cash used in operating activities was $26.2 million for the six months ended June 30, 2018, primarily attributable to a net loss of $33.2 million, offset by $12.9 million from non-cash items related stock based compensation and depreciation and amortization expenses. Changes in assets and liabilities increased cash used in operating activities by $5.9 million driven primarily by an increase of $11.1 million in inventory related to our properties business and a $5.6 million increase in accrued revenue related to timing of real estate services transactions. These were partially offset by a $7.5 million increase in accrued liabilities, which is net of a $1.8 million legal settlement, and a $5.3 million decrease in prepaid expenses.

Net Cash Used In Investing Activities
Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.
Net cash used in investing activities was $79.7 million for the six months ended June 30, 2019, primarily attributable to $70.3 million in purchases of investments, $5.6 million related to equipment, furnishings, and leasehold improvements for new or expansion of existing office spaces, and $3.4 million of capitalized software development expenses.

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2018, primarily attributable to $2.6 million of capitalized software development expenses.
Net Cash Provided By Financing Activities
Our primary financing activities have come from our initial public offering in August 2017, our follow-on offerings of common stock and convertible senior notes in July 2018, stock option exercises, and the sale of shares under our employee stock purchase plan. Additionally, our mortgage business generates a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities.
Net cash provided by financing activities was $43.5 million for the six months ended June 30, 2019, primarily attributable to a $24.7 million increase in our net borrowings under our warehouse credit facilities, an $11.6 million increase in customer escrow deposits related to our title services business, which is offset in our restricted cash balance, and $9.0 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $29.3 million for the six months ended June 30, 2018, attributable to $14.4 million in proceeds from the exercise of stock options and a $13.6 million increase in customer escrow deposits related to our title services business, which is offset in our restricted cash balance.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 of our Annual Report for the year ended December 31, 2018. There has been two material changes to the critical accounting policies and estimates in Note 1 of our Annual Report, which is related to the adoption of Accounting Standards Codification Topic 842, Leases, as described in Notes 1 and 6 to our condensed consolidated financial statements, and related to the accounting and classification of investments, as described in Notes 1 and 3 to our condensed consolidated financial statements.
Recent Accounting Standards
See Note 1 to our condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Our primary operations are within the United States and in the first quarter of 2019 we launched limited operations in Canada. We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates that would impact our cash, cash equivalent, and investments. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. treasury and agency issues, bank certificates of deposit that are 100% insured by the Federal Deposit Insurance Corporation, and SEC-registered money market funds that consist of a minimum of $1 billion in assets and meet the above requirements.

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $241.1 million and $432.6 million at June 30, 2019 and December 31, 2018, respectively. In addition, we had investments of $70.3 million and $0 at June 30, 2019 and December 31, 2018, respectively. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of 2 years or less. Available-for-sale securities are recorded on our consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our Annual Report for the year ended December 31, 2018. You should carefully consider the risks described below, together with all other information in this Quarterly Report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Referring customers to our partner agents and our third-party partnerships may harm our business.

We refer customers to third-party partner agents when we do not have a lead agent available due to high demand or geographic limitations. Our dependence on partner agents can be particularly heavy in certain new markets as we build our operations to scale in those markets. Our partner agents are independent licensed agents affiliated with other brokerages, and we do not have any control over their actions. If our partner agents were to provide poor customer service, engage in malfeasance, or otherwise violate the laws and rules to which we are subject, we may be subject to legal claims and our reputation and business may be harmed.

In July 2019, we commenced a partnership with Opendoor in certain markets where RedfinNow, our direct home purchase and resale business, does not currently operate. In those markets, home sellers can request, through Redfin's website and mobile applications, an instant offer from Opendoor to purchase their home. Home sellers will have this ability to request an Opendoor offer in addition, and as an alternative, to retaining a Redfin agent to represent them during the home selling process.

From time to time, we may enter into additional arrangements to refer consumers to, or partner with, third parties when we are unable or unwilling to serve those consumers directly.

Our arrangements with third parties may limit our market share, revenue, growth, and brand awareness. For example, referring customers to third parties potentially redirects repeat and referral opportunities to those third parties. Furthermore, to the extent we enter into a new, or seek to expand operations in an existing, market where we have an arrangement with a third party, consumers may choose to continue to work with those third parties, which limits our growth. Additionally, any third-party arrangements may also dilute the effectiveness of our marketing efforts and may lead to consumer confusion or dissatisfaction when they are offered the opportunity to work with the third party rather than us.

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
If Redfin Mortgage is unable to obtain sufficient financing through warehouse credit facilities to fund its origination of mortgage loans, then we may be unable to grow our mortgage origination business.

Redfin Mortgage relies on borrowings from its warehouse credit facilities to fund substantially all of the mortgage loans that it originates. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. If it were unable to receive the necessary capacity, or receive such capacity on acceptable terms, and did not have cash on hand available, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Redfin Mortgage has historically been unable to meet certain financial covenants contained in its warehouse credit facilities. While each lender has historically waived these breaches of the financial covenants, there is no assurance that every lender will continue to do so in the event of future covenant breaches. If a lender were to enforce its remedies for a future breach, then Redfin Mortgage will be unable to rely on the facility to fund its mortgage originations, which may adversely affect Redfin Mortgage's business.

The borrower under our secured revolving credit facility intends to rely on proceeds from the sale of financed homes to repay amounts owed under such facility, but in certain instances, such proceeds may be insufficient or unavailable to repay the amounts owed.

Pursuant to a secured revolving credit facility with Goldman Sachs Bank USA, or Goldman Sachs, as the administrative agent and sole initial lender, a special purposes entity, or SPE, that is an indirect wholly owned subsidiary of Redfin Corporation, may borrow money to partially fund purchases of homes for our properties business. The SPE has the option of repaying amounts owed with respect to a particular financed home upon the sale of such home and using the proceeds from such sale. However, there is no assurance the sale proceeds will equal or exceed the amounts owed.

Additionally, in certain instances, the SPE may be required to repay amounts owed with respect to a financed home prior to the sale of that home. For example, the amount that the SPE is eligible to borrow for a home, which we refer to as the advance rate, depends, in part, on how long it has owned that home. As the SPE owns a home past certain time periods, the advance rate decreases and it becomes obligated to repay all or a portion of the borrowed funds. Additionally, a home must satisfy certain criteria to be eligible for financing under the facility. If a financed home ceases to satisfy the criteria, then the SPE must immediately repay all amounts owed with respect to the home. If either of these scenarios occur, then the SPE will be unable to rely on the proceeds from the sale of the home for repayment.

In the situations described above, the SPE must use its cash on hand to repay the amounts owed. To the extent it does not have sufficient cash and is unable to make the required repayments, then the SPE may default under the facility.

Our inability to comply with the terms of our secured revolving credit facility may adversely affect our properties business and, in some instances, give the lenders recourse to Redfin Corporation when the value of the assets securing the facility are insufficient to cover the amounts owed to the lenders.

Borrowings under our secured revolving credit facility are secured by the SPE's assets, including the financed homes, as well as the equity interests in the SPE. To the extent the SPE is unable to make payments when due under the facility, or it or certain other Redfin entities are unable to comply with the facility's ongoing representations and warranties or covenants (including financial covenants of Redfin Corporation), then an event of default may occur. An event of default would require the SPE to immediately repay all amounts owned under the facility and cause the SPE to be unable to borrow from the facility. Accordingly, our properties business will need to rely solely on its cash to fund home purchases, and to the extent such cash is unavailable, our properties business would be unable to purchase the homes required for its growth. Furthermore, an event of default may result in Goldman Sachs owning the SPE's equity interests or its assets, including any financed homes and cash held by the SPE, and result in our properties business losing a portion of its assets.

While the lenders' recourse in most situations following an event of default is only to the SPE or its assets, Redfin Corporation has guaranteed amounts owed under the facility and certain expenses in situations involving "bad acts" by a Redfin entity. To the extent a Redfin entity commits a "bad act," then Redfin Corporation may become obligated to pay such amounts owed or certain expenses.

The cross-acceleration and cross-default provisions in the agreements governing our indebtedness may result in an immediate obligation to repay all of our outstanding indebtedness.

The indenture governing our convertible senior notes contains a cross-acceleration provision and our secured revolving credit facility and warehouse credit facilities contain cross-default provisions. These provisions could have the effect of creating an event of default under an agreement for our indebtedness, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under another agreement for our indebtedness. Accordingly, all or a significant portion of our outstanding indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing our indebtedness.

Certain provisions in the agreements governing our indebtedness may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the agreements governing our indebtedness may make it more difficult or expensive for a third party to acquire us. These provisions may have the effect of delaying or preventing a takeover that would otherwise be beneficial to our stockholders.

For example, the indenture for our convertible senior notes will require us to repurchase our convertible senior notes for cash upon the occurrence of a fundamental change (as defined in the indenture) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible senior notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover.

Furthermore, under the loan agreement for our secured revolving credit facility, an event of default occurs upon a change in control (as defined in the loan agreement), unless Goldman Sachs, as the administrative agent, consents to the change in control. Accordingly, a takeover may require us and the third-party acquiror to obtain Goldman Sachs's consent.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our secured revolving credit facility and certain warehouse credit facilities may be calculated using another reference rate.

In July 2017, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In response, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has proposed replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate throughout our secured revolving credit facility and certain of our warehouse credit facilities and some of these agreements do not provide fallback language for circumstances in which LIBOR ceases to be published. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under our secured revolving credit facility and certain of our warehouse credit facilities, or difficult and costly processes to amend such documentation. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact a transition away from LIBOR may have on our business, financial results, and operations.

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

Item 5. Other Information.

On July 26, 2019, RedfinNow Borrower LLC, an indirect wholly owned subsidiary of Redfin Corporation, entered into a Loan and Security Agreement with Goldman Sachs Bank USA, as administrative agent and sole initial lender. See Note 15 to our condensed consolidated financial statements for more information about this agreement.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	001-38160	10.1	June 6, 2019
10.2	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

August 1, 2019	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 1, 2019	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)