Form 10-Q
period 2019-09-30
Redfin Corp
filed 2019-11-06
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

The registrant had 92,261,363 shares of common stock outstanding as of October 31, 2019.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$209,234	$432,608
Restricted cash	9,984	6,446
Short-term investments	62,054	—
Accrued revenue, net	24,434	15,363
Inventory	105,460	22,694
Loans held for sale	22,246	4,913
Prepaid expenses	8,391	11,916
Other current assets	5,763	2,307
Total current assets	447,566	496,247
Property and equipment, net	37,560	25,187
Right-of-use assets, net	45,513	—
Long-term investments	38,480	—
Goodwill and intangibles, net	11,626	11,992
Other non-current assets	11,240	9,395
Total assets	$591,985	$542,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,173	$2,516
Accrued liabilities	50,867	30,837
Other payables	7,157	6,544
Borrowings under warehouse credit facilities	21,987	4,733
Current operating lease liabilities	9,731	—
Current portion of deferred rent	132	1,588
Total current liabilities	93,047	46,218
Non-current operating lease liabilities	53,059	—
Deferred rent	—	11,079
Convertible senior notes, net	118,158	113,586
Total liabilities	264,264	170,883
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 92,212,316 and 90,151,341 shares issued and outstanding, respectively	92	90
Additional paid-in capital	571,607	542,829
Accumulated other comprehensive income	26	—
Accumulated deficit	(244,004)	(170,981)
Total stockholders’ equity	327,721	371,938
Total liabilities and stockholders’ equity	$591,985	$542,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Service	$158,519	$128,905	$405,160	$339,403
Product	80,164	11,350	141,445	23,388
Total revenue	238,683	140,255	546,605	362,791
Cost of revenue
Service	104,397	86,294	297,320	245,490
Product	80,909	11,656	144,807	24,086
Total cost of revenue	185,306	97,950	442,127	269,576
Gross profit	53,377	42,305	104,478	93,215
Operating expenses
Technology and development	18,801	14,310	50,421	40,105
Marketing	8,361	8,236	68,611	36,006
General and administrative	18,779	16,470	57,881	48,532
Total operating expenses	45,941	39,016	176,913	124,643
Income (loss) from operations	7,436	3,289	(72,435)	(31,428)
Interest income	1,576	1,775	5,804	3,082
Interest expense	(2,274)	(1,610)	(6,564)	(1,610)
Other income, net	44	21	172	200
Net income (loss)	$6,782	$3,475	$(73,023)	$(29,756)
Net income (loss) per share - basic	$0.07	$0.04	$(0.80)	$(0.35)
Net income (loss) per share - diluted	$0.07	$0.04	$(0.80)	$(0.35)
Weighted average shares - basic	91,994,731	87,743,223	91,279,086	84,327,266
Weighted average shares - diluted	97,171,270	94,642,463	91,279,086	84,327,266

Net income (loss)	$6,782	$3,475	$(73,023)	$(29,756)
Other comprehensive income:
Foreign currency translation adjustments	(10)	—	28	—
Unrealized loss on available-for-sale securities	(8)	—	(2)	—
Total comprehensive income (loss)	$6,764	$3,475	$(72,997)	$(29,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(73,023)	$(29,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,366	6,123
Stock-based compensation	19,792	14,472
Amortization of debt discount and issuance costs	4,674	1,128
Non-cash lease expense	4,727	—
Other	(401)	—
Change in assets and liabilities:
Accrued revenue	(9,071)	80
Inventory	(82,766)	(21,779)
Prepaid expenses and other assets	(82)	1,808
Accounts payable	579	702
Accrued liabilities and other payables	18,994	11,357
Operating lease liabilities	(5,207)	—
Deferred rent	112	(913)
Origination of loans held for sale	(285,182)	(56,157)
Proceeds from sale of loans originated as held for sale	267,850	52,127
Net cash used in operating activities	(132,638)	(20,808)
Investing activities
Purchases of property and equipment	(12,821)	(5,528)
Purchases of investments	(106,063)	—
Sales of investments	1,005	—
Maturities of investments	4,900	—
Net cash used in investing activities	(112,979)	(5,528)
Financing activities
Proceeds from the issuance of shares resulting from employee equity plans	10,869	17,314
Tax payments related to net share settlements on restricted stock units	(2,856)	(705)
Borrowings from warehouse credit facilities	280,129	54,806
Repayments of warehouse credit facilities	(262,875)	(51,031)
Other payables - deposits held in escrow	637	7,684
Proceeds from issuance of convertible notes, net of issuance costs	—	138,953
Proceeds from follow on offering	—	107,593
Cash paid for debt issuance costs	(152)	—
Net cash provided by financing activities	25,752	274,614
Effect of exchange rate changes on cash and cash equivalents	28	—
Net change in cash, cash equivalents, and restricted cash	(219,837)	248,278
Cash, cash equivalents, and restricted cash:
Beginning of period	439,055	212,658
End of period	$219,218	$460,936
Supplemental disclosure of cash flow information
Cash paid for interest	2,460	—
Non-cash transactions
Stock-based compensation capitalized in property and equipment	(931)	(363)
Property and equipment additions in accounts payable and accrued liabilities	(404)	(25)
Leasehold improvements paid directly by lessor	(4,298)	(926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Redfin Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2018	83,785,251	$84	$387,764	$(162,235)	$—	$225,613
Issuance of common stock pursuant to exercise of stock options	544,523	—	2,976	—	—	2,976
Issuance of common stock pursuant to settlement of restricted stock units	96,724	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(28,015)	—	(478)	—	—	(478)
Issuance of common stock related to follow-on offering, net	4,836,336	5	107,588	—	—	107,593
Equity component of convertible senior notes, net	—	—	27,951	—	—	27,951
Stock-based compensation	—	—	5,617	—	—	5,617
Net income	—	—	—	3,475	—	3,475
Balance, September 30, 2018	89,234,819	$89	$531,418	$(158,759)	$—	$372,748

Balance, June 30, 2019	91,777,537	$92	$562,894	$(250,785)	$44	$312,245
Issuance of common stock pursuant to exercise of stock options	297,475	—	1,897	—	—	1,897
Issuance of common stock pursuant to settlement of restricted stock units	195,840	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(58,536)	—	(1,064)	—	—	(1,064)
Stock-based compensation	—	—	7,880	—		7,880
Other comprehensive income (loss)	—	—	—	—	(18)	(18)
Net income	—	—	—	6,782	—	6,782
Balance, September 30, 2019	92,212,316	$92	$571,607	$(244,004)	$26	$327,721

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	81,468,891	$81	$364,352	$(129,003)	$—	$235,430
Issuance of common stock pursuant to employee stock purchase program	187,076	—	3,672	—	—	3,672
Issuance of common stock pursuant to exercise of stock options	2,653,008	3	13,725	—	—	13,728
Issuance of common stock pursuant to settlement of restricted stock units	127,746	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(38,238)	—	(705)	—	—	(705)
Issuance of common stock related to follow-on offering, net	4,836,336	5	107,588	—	—	107,593
Equity component of convertible senior notes, net	—	—	27,951	—	—	27,951
Stock-based compensation	—	—	14,835	—	—	14,835
Net loss	—	—	—	(29,756)	—	(29,756)
Balance, September 30, 2018	89,234,819	$89	$531,418	$(158,759)	$—	$372,748

Balance, December 31, 2018	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to employee stock purchase program	262,110	—	3,246	—	—	3,246
Issuance of common stock pursuant to exercise of stock options	1,397,074	2	7,665	—	—	7,667
Issuance of common stock pursuant to settlement of restricted stock units	562,755	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(160,964)	—	(2,856)	—	—	(2,856)
Stock-based compensation	—	—	20,723	—	—	20,723
Other comprehensive income (loss)	—	—	—	—	26	26
Net loss	—	—	—	(73,023)	—	(73,023)
Balance, September 30, 2019	92,212,316	$92	$571,607	$(244,004)	$26	$327,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(in thousands, except for shares and per share amounts, unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All amounts are presented in thousands, except share and per share amounts.

The financial information as of December 31, 2018 that is included in this Quarterly Report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2018 included in Item 8 in the Annual Report on Form 10-K (the “2018 Annual Report”) of Redfin Corporation (the "Company" or "Redfin"). Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in the 2018 Annual Report.

The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2019, the statements of comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the statement of cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited condensed consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. The Company evaluates its estimates on an ongoing basis. During the nine months ended September 30, 2019, the estimated useful life of capitalized software for internal use was updated from one to two years. This change in estimate was not material. In addition, with the adoption of Accounting Standards Codification Topic 842, Leases, the Company estimated its incremental borrowing rate for the determination of the present value of lease payments. Further description of the impact of this pronouncement is included in Note 6. The amounts ultimately realized from the affected assets or liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Cash and Cash Equivalents—Cash equivalents consist primarily of money market instruments and U.S. treasury securities. The Company considers all highly liquid investments originally purchased by the Company with original maturities of three months or less at the date of purchase to be cash equivalents and classified as available-for-sale.

Investments—The Company has two types of investments: (i) available-for-sale investments that are available to support operational needs of the Company, which are reported on the balance sheet as short-term and long-term investments, and (ii) long-term equity investments accounted for under the cost method, which are reported in other non-current assets.

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

Cost Method Investments

In December 2018, the Company purchased an equity interest in a privately held company for approximately $2,000, which is classified as long-term. The investment is an equity security without a readily determinable fair value that is accounted for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company performs a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired as of the end of each reporting period.

Advertising and Advertising Production Costs—The Company expenses advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $5,279 and $5,936 for the three months ended September 30, 2019 and 2018, respectively, and $59,357 and $29,167 for the nine months ended September 30, 2019 and 2018, respectively, and are included in marketing expenses. Advertising production costs totaled $17 and $7 for the three months ended September 30, 2019 and 2018, respectively, and $166 and $20 for the nine months ended September 30, 2019 and 2018, respectively, and are included in marketing expenses.

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

Adoption of the standard resulted in the recording of right of use assets and corresponding lease liabilities of $33,953 and $49,395, respectively, as of January 1, 2019, the difference of which is due to lease incentives. Further description of the impact of this pronouncement is included in Note 6.

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

In August 2018, the Financial Accounting Standards Board ("FASB") issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for public entities for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company elected to early adopt this standard in the third quarter of 2019 on a prospective basis, which did not result in a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued authoritative guidance under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modifies the measurement of credit losses on financial instruments. This guidance requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For available-for-sale debt securities, an entity is required to recognize credit losses through an allowance for credit losses rather than as an impairment. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company completed its assessment of the impact of the new standard on the Company’s consolidated financial statements and does not expect a material impact.

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

Information on each of the reportable and other segments and reconciliation to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real estate services
Brokerage revenue	$146,096	$118,809	$372,809	$312,306
Partner revenue	8,030	7,456	20,053	19,741
Total real estate services revenue	154,126	126,265	392,862	332,047
Cost of revenue	100,048	83,274	284,447	236,775
Gross profit	54,078	42,991	108,415	95,272
Properties
Revenue	80,164	11,350	141,445	23,388
Cost of revenue	80,909	11,656	144,807	24,086
Gross profit	(745)	(306)	(3,362)	(698)
Other
Revenue	5,161	2,691	13,490	7,407
Cost of revenue	5,117	3,071	14,065	8,766
Gross profit	44	(380)	(575)	(1,359)
Intercompany eliminations
Revenue	(768)	(51)	(1,192)	(51)
Cost of revenue	(768)	$(51)	(1,192)	(51)
Gross profit	—	—	—	—
Consolidated
Revenue	238,683	140,255	546,605	362,791
Cost of revenue	185,306	97,950	442,127	269,576
Gross profit	53,377	42,305	104,478	93,215
Operating expenses	45,941	39,016	176,913	124,643
Interest income	1,576	1,775	5,804	3,082
Interest expense	(2,274)	(1,610)	(6,564)	(1,610)
Other income, net	44	21	172	200
Net income (loss)	$6,782	$3,475	$(73,023)	$(29,756)

The following table presents the detail of accrued revenue for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Accrued revenue	$24,703	$13,411
Less: Allowance for doubtful accounts	(269)	(157)
Accrued revenue, net	$24,434	$13,254

The following table presents the activity in the allowance for doubtful accounts for the period presented:

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$166	$160
Charges	128	23
Write-offs	(25)	(26)
Balance, end of period	$269	$157

Note 3: Fair Value of Financial Instruments

A summary of assets and liabilities as of September 30, 2019 and December 31, 2018, related to the Company's financial instruments measured at fair value on a recurring basis, is set forth below, along with the balance sheet accounts they are classified within:

	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$198,172	$198,172	$—	$—
U.S. treasury securities	282	—	282	—
Short-term investments
U.S. treasury securities	62,054	—	62,054	—
Loans held for sale	22,246	—	22,246	—
Prepaid expenses and other current assets
Forward sales commitments	216	—	216	—
Interest rate lock commitments	603	—	—	603
Total prepaid expenses and other current assets	819	—	216	603
Long-term investments
U.S. treasury securities	38,480	—	38,480	—
Total assets	$322,053	$198,172	$123,278	$603
Liabilities
Accrued liabilities
Forward sales commitments	$44	$—	$44	$—
Interest rate lock commitments	124	—	—	124
Total liabilities	$168	$—	$44	$124

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$425,776	$425,776	$—	$—
Loans held for sale	4,913	—	4,913	—
Prepaid expenses and other current assets
Interest rate lock commitments	254	—	—	254
Total prepaid expenses and other current assets	254	—	—	254
Total assets	$430,943	$425,776	$4,913	$254
Liabilities
Accrued liabilities
Forward sales commitments	$141	$—	$141	$—
Total liabilities	$141	$—	$141	$—

There were no material transfers between levels, and there was no significant activity within Level 3 financial instruments during the periods presented.

See Note 14 for the carrying amount and estimated fair value of the Company's 1.75% Convertible Senior Notes due 2023 (the "Notes").

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the period ended September 30, 2019.

Gross unrealized holding gains and losses on available-for-sale debt securities were not material as of September 30, 2019.

Note 4: Inventory

	September 30, 2019	December 31, 2018
Properties for sale	$62,911	$12,649
Properties not available for sale	6,653	2,328
Properties under improvement	35,896	7,717
Inventory	$105,460	$22,694

Inventory costs include direct property acquisition costs and any capitalized improvements, net of applicable lower of cost or net realizable value write-downs. As of September 30, 2019 and December 31, 2018, lower of cost or net realizable value write-downs were $272 and $190, respectively.
Properties not available for sale represent purchased properties that have been temporarily rented back to the previous homeowner, typically for less than 30 days. Both properties not available for sale and properties under improvement are expected to be sold in less than twelve months.
The following is the inventory activity for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Inventory as of December 31, 2018	$22,694
Purchases and additions to inventory	213,813
Relief of inventory to cost of revenue	(130,965)
Lower of cost or net realizable value write-downs, net	(82)
Inventory as of September 30, 2019	$105,460

Note 5: Property and Equipment

A summary of property and equipment as of September 30, 2019 and December 31, 2018 is as follows:

	Useful Lives (Years)	September 30, 2019	December 31, 2018
Leasehold improvements	Shorter of lease term or economic life	$26,441	$19,285
Website and software development costs	2-3	25,629	19,948
Computer and office equipment	3	5,010	2,956
Software	3	595	595
Furniture	7	6,612	3,933
Property and equipment, gross		64,287	46,717
Accumulated depreciation and amortization		(26,727)	(21,530)
Property and equipment, net		$37,560	$25,187

Depreciation and amortization expense for property and equipment amounted to $2,453 and $2,099 for the three months ended September 30, 2019 and 2018, respectively, and $6,018 and $5,757 for the nine months ended September 30, 2019 and 2018, respectively.

Note 6: Leases

The extent of the Company’s lease commitments consists of operating leases for physical office locations with terms ranging from one to 11 years. The Company has accounted for the portfolio of operating leases by disaggregation based on the nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but rather lease expense from these leases is recognized on a straight-line basis over the lease term.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of the Company's significant leases as of September 30, 2019 provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

The Company has evaluated the performance of existing leases in relation to its leasing strategy and determined that most renewal options would not be reasonably certain to be exercised.

The right of use asset and related lease liability are determined based on the lease component of the consideration in each lease contract. The Company has evaluated its lease portfolio for appropriate allocation of the consideration in the lease contracts between lease and nonlease components based on standalone prices and determined the allocation per the contracts to be appropriate.

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (a)	Cost of revenue	$2,029	$5,814
Operating lease cost (a)	Operating expenses	865	2,575
Total lease cost		$2,894	$8,389
(a) Includes lease expense with initial terms of 12 months or less of $399 and $1,889 for the three months ended and nine months ended September 30, 2019, respectively.

Maturity of Lease Liabilities	Operating Leases
2019, excluding the nine months ended September 30, 2019	$2,013
2020	14,437
2021	14,111
2022	13,409
2023	12,533
Thereafter	27,757
Total lease payments	$84,260
Less: Interest and other (a)	(21,470)
Present value of lease liabilities	$62,790

(a) Interest and other consists of interest expense related to capitalized right of use lease liabilities of $9,050, commitments related to leases that have not yet commenced and leases with initial terms of 12 months or less.

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining operating lease term (years)	6.1
Weighted average discount rate for operating leases	4.4%

Supplemental Cash Flow Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,040
Right of use assets obtained in exchange for lease liabilities
Operating leases	$50,263

Note 7: Commitments and Contingencies

Legal Proceedings—On August 28, 2019, one of the Company's former third-party licensed sales associates, which are referred to as associate agents, filed a complaint against the Company in the

Superior Court of California, County of San Francisco. The complaint is pled as a class action and alleges that the Company misclassified the plaintiff as an independent contractor instead of an employee. The case includes representative claims under California’s Private Attorney General Act. The plaintiff is seeking unspecified amounts of unpaid overtime wages, straight time wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and reasonable attorneys' fees and costs. Given the preliminary stage of this case, the claims and issues presented, and the great uncertainties regarding which associate agents, if any, may be part of a class if one is certified, the Company cannot estimate a range of reasonably possible losses.

In addition to the matter discussed above, from time to time, the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of its business. Such litigation and other proceedings may include, but are not limited to, actions or claims relating to employment law (including misclassification), intellectual property, privacy and consumer protection, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches or misappropriation, and commercial or contractual disputes. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of the Company's control, including partner agents and third-party contractor agents.

Facility Leases and Other Commitments—The Company leases its office space under noncancelable operating leases with terms ranging from one to 11 years. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the lease term, and certain leases include escalation provisions. Other commitments primarily relate to homes that the Company is under contract to purchase through its properties segment but that have not closed, and network infrastructure for the Company’s data operations. Future minimum payments due under these agreements as of September 30, 2019 are as follows:

	Facility Leases (a)	Other Commitments
2019, excluding the nine months ended September 30, 2019	$2,013	$26,796
2020	14,437	3,726
2021	14,111	1,173
2022	13,409	1,138
2023 and thereafter	40,290	—
Total minimum lease payments	$84,260	$32,833

(a) The future minimum lease payments are presented on the same basis as the financial information presented in audited consolidated financial statements and notes for the year ended December 31, 2018 included in the 2018 Annual Report.

Note 8: Acquired Intangible Assets

The following table presents details of the Company's intangible assets subject to amortization as of the dates presented:

		September 30, 2019			December 31, 2018
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(520)	$520	$1,040	$(442)	$598
Developed technology	10	2,980	(1,490)	1,490	2,980	(1,266)	1,714
Customer relationships	10	860	(430)	430	860	(366)	494
		$4,880	$(2,440)	$2,440	$4,880	$(2,074)	$2,806

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $366 for each of the three and nine months ended September 30, 2019 and 2018. Amortization expense of $2,440 will be recognized over the next five years, or $488 per year.

Note 9: Accrued Liabilities

The following table presents the detail of accrued liabilities as of the dates presented:

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$40,234	$22,862
Miscellaneous accrued liabilities	10,633	7,975
Total accrued liabilities	$50,867	$30,837

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

	September 30, 2019	December 31, 2018
Customer deposits	$6,863	$6,226
Miscellaneous payables	294	318
Total other payables	$7,157	$6,544

Note 11: Equity and Employee Stock Plans

Common Stock—At September 30, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2019 and December 31, 2018, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares were issued or outstanding.

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

Amended and Restated 2004 Equity Incentive Plan—The Company granted options under its 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when the plan was terminated in connection with the Company’s initial public offering. Accordingly, no shares are available for future issuance under the 2004 Plan. The 2004 Plan continues to govern outstanding equity awards granted thereunder.

2017 Employee Stock Purchase Plan—The Company initially reserved 1,600,000 shares of common stock for issuance under the 2017 Employee Stock Purchase Plan (the "2017 ESPP"). The number of shares reserved for issuance under the 2017 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the board of directors. During the three and nine months ended September 30, 2019, zero and 262,110 shares of common stock, respectively, were issued under the 2017 ESPP.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2019	December 31, 2018
Equity Incentive Plans
Shares underlying outstanding stock options	8,102,171	9,435,349
Shares underlying outstanding restricted stock units	4,536,677	3,264,702
Shares available for future equity grants	7,837,918	5,068,013
Total shares reserved for issuance	20,476,766	17,768,064

2017 Employee Stock Purchase Plan
Shares available for issuance on January 1, 2019 and 2018, respectively	2,890,973	2,414,688
Shares issued since January 1, 2019 and 2018, respectively	(262,110)	(425,228)
Total shares available for future issuance	2,628,863	1,989,460

Stock Options—The following table summarizes activity for stock options for the nine months ended September 30, 2019:

	Number Of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	9,435,349	$6.48	6.06	$74,669
Options granted	150,000	27.50
Options exercised	(1,397,074)	5.49
Options forfeited	(81,826)	9.16
Options canceled	(4,278)	8.22
Outstanding as of September 30, 2019	8,102,171	7.01	5.59	81,204
Options exercisable as of September 30, 2019	7,100,240	6.30	5.32	74,839

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of September 30, 2019, there was $4,092 of total unrecognized compensation cost related to options to purchase common stock, which is expected to be recognized over a weighted-average period of 1.25 years.

On June 1, 2019, the Company granted stock options subject to performance conditions, with a target of 150,000 shares and a maximum 300,000 shares, to the Company's Chief Executive Officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that the Company granted in 2019 (the "2019 PSUs").

Restricted Stock Units—The following table summarizes activity for restricted stock units for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2018	3,264,702	$19.68
Granted	2,102,975	17.79
Vested	(562,755)	21.00
Forfeited	(268,245)	20.06
Unvested outstanding as of September 30, 2019	4,536,677	18.62

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2019, there was $76,009 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.08 years.

As of September 30, 2019, there were outstanding 279,826 restricted stock units subject to performance conditions (the "PSUs") at 100% of the target level. During the nine months ended September 30, 2019, a net ($126) for share-based compensation expense was recognized for the PSUs, which includes (i) an adjustment of ($610) related to the PSUs granted in 2018 as the probability of achieving the performance conditions was determined to be not probable and (ii) a charge of $484 related to the 2019 PSUs.

Compensation Cost—The following table details, for each period indicated, (i) the Company's stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,605	$1,370	$4,398	$4,061
Technology and development	3,320	2,135	8,661	5,335
Marketing	390	155	1,025	431
General and administrative	2,195	1,838	5,708	4,646
Total stock-based compensation	$7,510	$5,498	$19,792	$14,473

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

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$6,782	$3,475	$(73,023)	$(29,756)
Denominator
Weighted average shares:
Basic	91,994,731	87,743,223	91,279,086	84,327,266
Dilutive shares from stock plans	5,176,539	6,899,240	—	—
Diluted	97,171,270	94,642,463	91,279,086	84,327,266
Net income (loss) per share
Net income (loss) per share - basic	$0.07	$0.04	$(0.80)	$(0.35)
Net income (loss) per share - diluted	$0.07	$0.04	$(0.80)	$(0.35)

The following outstanding shares of common stock equivalents as of September 30, 2019 and 2018 were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	—	—	8,102,171	10,150,522
Restricted stock units	1,744,366	238,668	4,536,677	2,081,173
Employee stock purchase plan shares	—	—	283,676	234,616
Total	1,744,366	238,668	12,922,524	12,466,311

There is no impact from the Notes on the Company's diluted net loss per share for the three and nine months ended September 30, 2019 because the Notes are accounted for based on the treasury stock method as the Company has the ability, and intent, to settle any conversions of the Notes solely in cash.

Note 13: Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 0% as a result of the Company recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s U.S. deferred tax assets for the nine months ended September 30, 2019 and 2018. To the extent that the financial results of the U.S. operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

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

Note 14: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, Redfin Mortgage, the Company's wholly owned mortgage origination subsidiary, utilizes warehouse credit facilities that are classified as current liabilities in the Company's condensed consolidated balance sheets. The following table summarizes borrowings under these facilities as of the periods presented:

Lender	Borrowing Capacity as of September 30, 2019	Borrowings as of September 30, 2019	Borrowings as of December 31, 2018
Western Alliance Bank	$24,500	$11,522	$1,141
Texas Capital Bank, N.A.	24,500	10,465	3,592
Total	$49,000	$21,987	$4,733

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on June 15, 2020 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.50%. The agreement governing the facility requires Redfin Mortgage to maintain certain financial covenants. Redfin Mortgage is in default of this facility because it failed to satisfy a financial covenant as of September 30, 2019, but Western Alliance has not enforced its remedy under the agreement of requiring Redfin Mortgage to repurchase all outstanding loans held by the lender.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on May 6, 2020 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.5% or (ii) 3.5%. Due to Redfin Mortgage's failure to satisfy a financial covenant under the Western Alliance facility, it is in default of the Texas Capital facility. However, Texas Capital has not enforced its remedies under the agreement, which principally include the rights to (i) cease purchasing participation interests in loans from Redfin Mortgage and (ii) sell all interests of Texas

Capital or Redfin Mortgage in any loan subject to the agreement. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Secured Revolving Credit Facility—To provide capital for the properties that it purchases, RedfinNow, the Company's subsidiary that buys homes directly from homeowners and resell them to homebuyers, has, through a special purpose entity ("SPE"), entered into a secured revolving credit facility with Goldman Sachs Bank USA. The following table summarizes borrowings under this facility as of the period presented:

Lender	Borrowing Capacity as of September 30, 2019	Borrowings as of September 30, 2019
Goldman Sachs Bank USA	$100,000	$—

The facility matures on January 26, 2021, but the Company may extend the maturity date for an additional six months to repay outstanding borrowings. Borrowings under the facility generally bear interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. In instances involving "bad acts," Redfin Corporation has guaranteed repayment of amounts owed under the facility, in some situations, and indemnification of certain expenses incurred, in other situations. For the three months ended September 30, 2019, the Company amortized $102 of the debt issuance costs.

Convertible Senior Notes—On July 23, 2018, the Company issued $143,750 aggregate principal amount of Notes. The Notes are senior, unsecured obligations of Redfin, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The effective interest rate of the liability portion of the debt is 7.25%. The Notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. As of September 30, 2019, no conversion events have occurred. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. The Company has the ability, and intends, to settle any conversions solely in cash.

The Notes consisted of the following:

	September 30, 2019	December 31, 2018
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(22,605)	(26,636)
Less: debt issuance costs, net of amortization	(2,987)	(3,528)
Net carrying amount of the Notes	$118,158	$113,586

The total estimated fair value of the Notes as of September 30, 2019 and December 31, 2018 was approximately $131,028 and $117,875, respectively, based on the closing trading price of the Notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the Notes.

The following table sets forth total interest expense recognized related to the Notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt discount	$1,359	$997	$4,031	$997
Amortization of debt issuance costs	182	131	541	131
Total amortization of debt issuance costs and accretion of equity portion	1,541	1,128	4,572	1,128
Contractual interest expense	629	482	1,887	482
Total interest expense related to the Notes	$2,170	$1,610	$6,459	$1,610

Note 15: Subsequent Events

Flagstar Warehouse Credit Facility—In October 2019, Redfin Mortgage entered into a Mortgage Warehousing Loan and Security Agreement with Flagstar Bank, FSB ("Flagstar"). Under this warehouse credit facility, Redfin Mortgage may receive funds from Flagstar to finance eligible mortgage loans that it has originated. The facility has a maximum borrowing capacity of $15,000, and borrowings under the facility generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%.

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

	Three Months Ended
	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017
Monthly average visitors (in thousands)	35,633	36,557	31,107	25,212	29,236	28,777	25,820	21,377	24,518
Real estate services transactions
Brokerage	16,098	15,580	8,435	9,822	12,876	12,971	7,285	8,598	10,527
Partner	3,499	3,357	2,125	2,749	3,333	3,289	2,237	2,739	3,101
Total	19,597	18,937	10,560	12,571	16,209	16,260	9,522	11,337	13,628
Real estate services revenue per transaction
Brokerage	$9,075	$9,332	$9,640	$9,569	$9,227	$9,510	$9,628	$9,659	$9,289
Partner	2,295	2,218	2,153	2,232	2,237	2,281	2,137	2,056	1,960
Aggregate	7,865	8,071	8,134	7,964	7,790	8,048	7,869	7,822	7,621
Aggregate home value of real estate services transactions (in millions)	$9,157	$8,986	$4,800	$5,825	$7,653	$7,910	$4,424	$5,350	$6,341
U.S. market share by value	0.96%	0.94%	0.83%	0.81%	0.85%	0.83%	0.73%	0.71%	0.71%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	63%	64%	64%	66%	66%	68%	66%	69%	69%
Average number of lead agents	1,579	1,603	1,503	1,419	1,397	1,415	1,327	1,118	1,028

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
When we refer to "monthly average visitors" for a particular period, we are referring to the average number of unique visitors to our website and our mobile application for each of the months in that period, as measured by Google Analytics, a product that provides digital marketing intelligence. Visitors are tracked by Google Analytics using cookies, with a unique cookie being assigned to each browser or mobile application on a device. For any given month, Google Analytics counts all of the unique cookies that visited our website or either our iOS or Android mobile application during that month; each such unique cookie is a unique visitor. If a person accesses our mobile application using different devices within a given month, each such mobile device is counted as a separate visitor for that month. If the same person accesses our website using an anonymous browser, or clears or resets cookies on his or her device, each access with a new cookie is counted as a new unique visitor for that month. Additionally, in some instances, third-party technological limitations or user software settings may cause Google Analytics to count a person as a unique visitor when he or she is not.

Real Estate Services Transactions

We record a brokerage real estate services transaction when one of our lead agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home. We record a partner real estate services transaction when (i) one of our partner agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home or (ii) a Redfin customer sold his or her home to a third-party institutional buyer following our introduction of that customer to the buyer. We include a single transaction twice when our lead agents or our partner agents serve both the homebuyer and the home seller of the transaction.
Increasing the number of real estate services transactions is critical to increasing our revenue and, in turn, to achieving profitability. Real estate services transaction volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect home sales, such as local inventory levels and mortgage interest rates. Real estate services transaction volume is also affected by seasonality and macroeconomic factors.

Real Estate Services Revenue per Transaction
Real estate services revenue per transaction, together with the number of real estate services transactions, is a factor in evaluating business growth and determining pricing. Changes in real estate services revenue per transaction can be affected by, among other things, our pricing, the mix of transactions from homebuyers and home sellers, changes in the value of homes in the markets we serve, the geographic mix of our transactions, and the transactions we refer to partner agents and third-party institutional buyer.
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

Aggregate Home Value of Real Estate Services Transactions
The aggregate home value of brokerage and partner real estate services transactions is an important indicator of the health of our business, because our revenue is largely based on a percentage of each home’s sale price. This metric is affected chiefly by the number of customers we serve, but also by changes in home values in the markets we serve. We include the value of a single transaction twice when our lead agents or our partner agents serve both the homebuyer and home seller of the transaction.

U.S. Market Share by Value
Increasing our U.S. market share by value is critical to our ability to grow our business and achieve profitability over the long term. We believe there is a significant opportunity to increase our share in the markets we currently serve.
We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. home sales by the mean sale price of these sales, each as reported by the National Association of Realtors. We calculate our market share by aggregating the home value of brokerage and partner real estate services transactions. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the estimated aggregate value of U.S. home sales.

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

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements when the referred transactions close, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we refund to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.
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

In the nine months ended September 30, 2019, we incurred approximately $36 million on offline advertising media costs, compared to around $12 million for all of 2018.
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
Interest Expense
Interest expense consists of interest payable on our convertible senior notes. Interest is payable on the notes at the rate of 1.75% semiannually in arrears on January 15 and July 15, commencing on January 15, 2019. Interest expense also includes the amortization of debt discount and issuance costs related to the notes and secured revolving credit facility.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$238,683	$140,255	$546,605	$362,791
Cost of revenue(1)	185,306	97,950	442,127	269,576
Gross profit	53,377	42,305	104,478	93,215
Operating expenses
Technology and development(1)	18,801	14,310	50,421	40,105
Marketing(1)	8,361	8,236	68,611	36,006
General and administrative(1)	18,779	16,470	57,881	48,532
Total operating expenses	45,941	39,016	176,913	124,643
Income (loss) from operations	7,436	3,289	(72,435)	(31,428)
Interest income	1,576	1,775	5,804	3,082
Interest expense	(2,274)	(1,610)	(6,564)	(1,610)
Other income, net	44	21	172	200
Net income (loss)	$6,782	$3,475	$(73,023)	$(29,756)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,605	$1,370	$4,398	$4,061
Technology and development	3,320	2,135	8,661	5,335
Marketing	390	155	1,025	431
General and administrative	2,195	1,838	5,708	4,646
Total	$7,510	$5,498	$19,792	$14,473

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.00%	100.0%
Cost of revenue(1)	77.6	69.8	80.9	74.3
Gross profit	22.4	30.2	19.1	25.7
Operating expenses
Technology and development(1)	7.9	10.2	9.2	11.1
Marketing(1)	3.5	5.9	12.6	9.9
General and administrative(1)	7.9	11.7	10.6	13.4
Total operating expenses	19.3	27.8	32.4	34.4
Income (loss) from operations	3.1	2.4	(13.3)	(8.7)
Interest income	0.7	1.3	1.1	0.8
Interest expense	(1.0)	(1.1)	(1.2)	(0.4)
Other income, net	—	—	—	0.1
Net income (loss)	2.8%	2.6%	(13.4)%	(8.2)%
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Cost of revenue	0.7%	1.0%	0.8%	1.1%
Technology and development	1.4	1.5	1.6	1.5
Marketing	0.2	0.1	0.2	0.1
General and administrative	0.9	1.3	1.0	1.3
Total	3.1%	3.9%	3.6%	4.0%

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$146,096	$118,809	$27,287	23%
Partner revenue	8,030	7,456	574	8
Total real estate services revenue	154,126	126,265	27,861	22
Properties revenue	80,164	11,350	68,814	606
Other revenue	5,161	2,691	2,470	92
Intercompany elimination	(768)	(51)	(717)	1,406
Total revenue	$238,683	$140,255	$98,428	70
Percentage of revenue
Real estate services revenue
Brokerage	61.2%	84.7%
Partner revenue	3.4	5.3
Total real estate services revenue	64.6	90.0
Properties revenue	33.6	8.1
Other revenue	2.1	1.9
Intercompany elimination	(0.3)	—
Total revenue	100.0%	100.0%

In the three months ended September 30, 2019, revenue increased by $98.4 million, or 70%, as compared with the same period in 2018. Brokerage revenue represented $27.3 million, or 28%, of the increase. Brokerage revenue grew 23% as compared with 2018, driven by a 25% increase in brokerage transactions and a 2% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue represented $68.8 million, or 70%, of the increase. Properties revenue grew 606% as compared with 2018, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 600% increase in the number of properties sold.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$100,048	$83,274	$16,774	20%
Properties	80,909	11,656	69,253	594
Other	5,117	3,071	2,046	67
Intercompany elimination	(768)	(51)	(717)	1,406
Total cost of revenue	$185,306	$97,950	$87,356	89

Gross profit (loss)
Real estate services	$54,078	$42,991	$11,087	26%
Properties	(745)	(306)	(439)	143
Other	44	(380)	424	(112)
Total gross profit	$53,377	$42,305	$11,072	26

Gross margin (percentage of revenue)
Real estate services	35.1%	34.0%
Properties	(0.9)	(2.7)
Other	0.9	(14.1)
Total gross margin	22.4	30.2
In the three months ended September 30, 2019, total cost of revenue increased by $87.4 million, or 89%, as compared with the same period in 2018. This increase in cost of revenue was primarily attributable to a $63.9 million increase in cost of properties due to selling more homes by our properties business, a $14.1 million increase in personnel costs including stock-based compensation and transaction bonuses due to increased headcount and increased brokerage transactions, respectively, and a $3.6 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 780 basis points for the three months ended September 30, 2019, as compared with the same period in 2018, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, partially offset by improvements in real estate services, properties and other gross margin.
Real estate services gross margin increased 110 basis points for the three months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 120 basis-point decrease in personnel costs including stock-based compensation and transaction bonuses as a percentage of revenue.
Properties gross margin increased 180 basis points for the three months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 140 basis-point decrease in personnel costs including stock-based compensation and a 40 basis-point decrease in listing expenses, partially offset by a 50 basis-point increase in the cost of properties, each as a percentage of revenue.

Other gross margin increased 1,500 basis points for the three months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 450 basis-point decrease in personnel costs including stock-based compensation, a 420 basis-point decrease in office and occupancy expenses, and a 410 basis-point decrease in operating expenses, each as a percentage of revenue.
Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$18,801	$14,310	$4,491	31%
Marketing	8,361	8,236	125	2
General and administrative	18,779	16,470	2,309	14
Total operating expenses	$45,941	$39,016	$6,925	18
Percentage of revenue
Technology and development	7.9%	10.2%
Marketing	3.5	5.9
General and administrative	7.9	11.7
Total operating expenses	19.3%	27.8%
In the three months ended September 30, 2019, technology and development expenses increased by $4.5 million, or 31%, as compared with the same period in 2018. The increase was primarily attributable to a $3.7 million increase in personnel costs including stock-based compensation and a $0.5 million increase in occupancy and office expenses, each due to increased headcount.
In the three months ended September 30, 2019, marketing expenses increased by $0.1 million, or 2%, as compared with the same period in 2018. The increase was attributable to a $0.7 million increase in personnel costs including stock-based compensation, partially offset by a $0.7 million decrease in marketing media.
In the three months ended September 30, 2019, general and administrative expenses increased by $2.3 million, or 14%, as compared with the same period in 2018. The increase was primarily attributable to a $2.2 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$372,809	$312,306	$60,503	19%
Partner revenue	20,053	19,741	312	2
Total real estate services revenue	392,862	332,047	60,815	18
Properties revenue	141,445	23,388	118,057	505
Other revenue	13,490	7,407	6,083	82
Intercompany elimination	(1,192)	(51)	(1,141)	2,237
Total revenue	$546,605	$362,791	$183,814	51
Percentage of revenue
Real estate services revenue
Brokerage	68.2%	86.2%
Partner revenue	3.7	5.4
Total real estate services revenue	71.9	91.6
Properties revenue	25.9	6.4
Other revenue	2.4	2.0
Intercompany elimination	(0.2)	—
Total revenue	100.0%	100.0%
In the nine months ended September 30, 2019, revenue increased by $183.8 million, or 51%, as compared with the same period in 2018. Brokerage revenue represented $60.5 million, or 33%, of the increase. Brokerage revenue grew 19% during the period, driven by a 21% increase in brokerage transactions and a 1% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue represented $118.1 million, or 64%, of the increase. Properties revenue grew 505% during the period, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 460% increase in the number of properties sold.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$284,447	$236,775	$47,672	20%
Properties	144,807	24,086	120,721	501
Other	14,065	8,766	5,299	60
Intercompany elimination	(1,192)	(51)	(1,141)	2,237
Total cost of revenue	$442,127	$269,576	$172,551	64

Gross profit (loss)
Real estate services	$108,415	$95,272	$13,143	14%
Properties	(3,362)	(698)	(2,664)	382
Other	(575)	(1,359)	784	58
Total gross profit	$104,478	$93,215	$11,263	12

Gross margin (percentage of revenue)
Real estate services	27.6%	28.7%
Properties	(2.4)	(3.0)
Other	(4.3)	(18.3)
Total gross margin	19.1	25.7
In the nine months ended September 30, 2019, total cost of revenue increased by $172.6 million, or 64%, as compared with the same period in 2018. This increase in cost of revenue was primarily attributable to a $109.5 million increase in cost of properties due to selling more homes by our properties business, a $36.0 million increase in personnel costs including stock-based compensation and transaction bonuses due to increased headcount and increased brokerage transactions, respectively, and a $10.5 million increase in home-touring and field costs from serving more brokerage customers.
Total gross margin decreased 660 basis points for the nine months ended September 30, 2019, as compared with the same period in 2018, driven primarily by the relative growth of our properties business compared to our real estate services business and a decrease in real estate services gross margin, partially offset by improvements in properties and other gross margin.
Real estate services gross margin decreased 110 basis points for the nine months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 60 basis-point increase in home-touring and field costs, a 40 basis-point increase in occupancy and office expense, and a 30 basis-point increase in listing expenses, partially offset by a 40 basis-point decrease in personnel costs including stock-based compensation and transaction bonuses, each as a percentage of revenue.
Properties gross margin increased 60 basis points for the nine months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 50 basis-point decrease in personnel costs including stock-based compensation, as a percentage of revenue.
Other gross margin increased 1,400 basis points for the nine months ended September 30, 2019, as compared with the same period in 2018. This was primarily attributable to a 620 basis-point decrease in personnel costs including stock-based compensation, a 290 basis-point decrease in office and occupancy expenses, and a 260 basis-point decrease in operating expenses, each as a percentage of revenue.
Operating Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$50,421	$40,105	$10,316	26%
Marketing	68,611	36,006	32,605	91
General and administrative	57,881	48,532	9,349	19
Total operating expenses	$176,913	$124,643	$52,270	42
Percentage of revenue
Technology and development	9.2%	11.1%
Marketing	12.6	9.9
General and administrative	10.6	13.4
Total operating expenses	32.4%	34.4%
In the nine months ended September 30, 2019, technology and development expenses increased by $10.3 million, or 26%, as compared with the same period in 2018. The increase was primarily attributable to a $8.7 million increase in personnel costs including stock-based compensation due to increased headcount.
In the nine months ended September 30, 2019, marketing expenses increased by $32.6 million, or 91%, as compared with the same period in 2018. The increase was attributable to a $30.3 million increase in marketing media costs as we expanded advertising.
In the nine months ended September 30, 2019, general and administrative expenses increased by $9.3 million, or 19%, as compared with the same period in 2018. The increase was primarily attributable to a $5.7 million increase in personnel costs including stock-based compensation, largely the result of increases in headcount to support continued growth, a $1.4 million increase in outside services, primarily Internet-based software services, and a $1.3 million increase in corporate events costs.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $209.2 million and investments of $100.5 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, and U.S. treasury securities.

Also as of September 30, 2019, we had $143,750,000 aggregate principal amount of convertible senior notes outstanding. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted, and interest is payable in arrears on January 15 and July 15 of each year, commenced on January 15, 2019.

As we continue to expand our RedfinNow business, we expect to incur significant additional cash outlay compared to historical periods due to costs related to the business, such as the property purchase price, capitalized improvement costs, and property maintenance expenses. For the nine months ended September 30, 2019, we relied on our cash on hand to fund these costs. See Note 4 to our condensed consolidated financial statements for more information on our cash outlay for our properties business. For future periods, we expect to also rely on borrowings from our secured revolving credit facility to fund the property purchase price. See Note 14 to our condensed consolidated financial statements for more information regarding this facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(132,638)	$(20,808)
Net cash used in investing activities	(112,979)	(5,528)
Net cash provided by financing activities	25,752	274,614

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
Net cash used in operating activities was $132.6 million for the nine months ended September 30, 2019, primarily attributable to a net loss of $73.0 million, offset by $35.2 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $94.8 million driven primarily by a $82.8 million increase in inventory related to our properties business, a $17.3 million increase in net loans held for sale related to our mortgage business, and a $9.1 million increase in accrued revenue as a result of higher revenue and timing of real estate services transactions at the end of the period. This was partially offset by an increase of $19.0 million in accrued liabilities and other payables primarily related to timing of payments.

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2018, primarily attributable to a net loss of $29.8 million, offset by $21.7 million of non-cash items related to stock based compensation, depreciation and amortization, and amortization of debt discounts and issuance costs. Changes in assets and liabilities increased cash used in operating activities by $12.8 million driven primarily by an increase of $21.8 million in inventory related to our properties business. This was partially offset by a $10.9 million increase in accrued expenses due primarily to $8.7 million of payroll liabilities, and a $2.0 million increase in our employee stock purchase plan liability.

Net Cash Used In Investing Activities
Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $113.0 million for the nine months ended September 30, 2019, primarily attributable to $106.0 million in purchases of investments, $7.4 million related to equipment, furnishings, and leasehold improvements for new or expansion of existing office spaces, and $5.4 million of capitalized software development expenses.
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
Net cash provided by financing activities was $25.8 million for the nine months ended September 30, 2019, primarily attributable to a $17.3 million increase in our net borrowings under our warehouse credit facilities, and $10.9 million in proceeds from the issuance of shares resulting from employee equity plans.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 of our Annual Report for the year ended December 31, 2018. There has been two material changes to the critical accounting policies and estimates in Note 1 of our Annual Report, which are related to the adoption of Accounting Standards Codification Topic 842, Leases, as described in Notes 1 and 6 to our condensed consolidated financial statements, and to the accounting and classification of investments, as described in Notes 1 and 3 to our condensed consolidated financial statements.
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

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $209.2 million and $432.6 million at September 30, 2019 and December 31, 2018, respectively. In addition, we had investments of $100.5 million and $0 at September 30, 2019 and December 31, 2018, respectively. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of 2 years or less. Available-for-sale securities are recorded on our consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income.
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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 28, 2019, one of our former third-party licensed sales associates, which we call associate agents, filed a complaint against us in the Superior Court of California, County of San Francisco. See Note 7 to our condensed consolidated financial statements for more information regarding this complaint.

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
We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Item 3 of our Annual Report for the year ended December 31, 2018 describes some of these types of investigations, actions, and claims. Any such investigations, actions, or claims can be costly to defend or resolve, require significant time from management, or result in negative publicity. Furthermore, to the extent we are unsuccessful in defending an action or claim, we may be subject to civil or criminal penalties, including significant fines or damages, the loss of ability to operate in a jurisdiction, or the need to change certain business practices (including redesigning, or obtaining a license for, our technology or modifying or ceasing to offer certain services).
As described in Part II, Item 1 of this Quarterly Report, we are currently the subject of a claim alleging that we had misclassified third-party licensed sales associates as independent contractors instead of employees. While we have previously settled similar complaints, there is no assurance that we will be able to settle this claim on similar terms or at all. Accordingly, this complaint may be costly to resolve, require significant time from management, result in negative publicity, or require us to change certain business practices related to our third-party licensed sales associates. Furthermore, we may be subject to additional lawsuits or administrative proceedings for similar claims, which may have similar negative effects on us.
We have also, in the past, been the subject of complaints alleging that we had improperly classified certain of our employees as exempt from minimum wage and overtime laws. The legal tests for determining overtime exemptions consider many factors that vary from state to state and have evolved based on case law, regulations, and legislative changes, as well as complicated factual analysis. We may be subject to additional complaints or administrative proceedings regarding our employee classification.
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

Redfin Mortgage has historically been unable to meet certain financial covenants contained in its warehouse credit facilities. While each lender has historically waived these breaches of the financial covenants, there is no assurance that every lender will continue to do so in the event of future covenant breaches. If a lender were to enforce its remedies for a future breach, which may include the right to seize pledged mortgage loans, then Redfin Mortgage may lose a portion of its assets and will be unable to rely on the facility to fund its mortgage originations, which may adversely affect Redfin Mortgage's business.

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

The indenture governing our convertible senior notes and one of our warehouse credit facilities contain cross-acceleration provisions while our secured revolving credit facility and two of our warehouse credit facilities contain cross-default provisions. These provisions could have the effect of creating an event of default under an agreement for our indebtedness, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under another agreement for our indebtedness. Accordingly, all or a significant portion of our outstanding indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing our indebtedness.

As of a result of Redfin Mortgage's failure to comply with a financial covenant in its warehouse credit facility with Western Alliance Bank (and the default resulting from such non-compliance), it also defaulted on its warehouse credit facility with Texas Capital Bank, N.A. pursuant to that facility's cross-default provision. See Note 14 to our condensed consolidated financial statements for more information regarding these defaults.

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
10.1†
Loan and Security Agreement, among Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Bank USA and the persons from time to time party hereto as lenders, and RedfinNow Borrower LLC, as borrower, dated as of July 26, 2019
X
10.2
Amendment No. 1 to Loan and Security Agreement, made as of September 17, 2019, by and among RedfinNow Borrower LLC, RedfinNow Pledgor LLC, Redfin Corporation, the Lenders party hereto, and Goldman Sachs Bank USA, as Administrative Agent
X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X
101	Interactive data files					X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)					X

† Portions of this exhibit have been omitted because the information is both not material and would likely cause competitive harm to us if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

November 6, 2019	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 6, 2019	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)