Form 10-Q
period 2020-03-31
Redfin Corp
filed 2020-05-07
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

The registrant had 98,481,863 shares of common stock outstanding as of April 30, 2020.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2019, as supplemented by Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$213,940	$234,679
Restricted cash	16,772	12,769
Short-term investments	75,049	70,029
Accounts receivable, net	21,821	19,223
Inventory	70,649	74,590
Loans held for sale	44,321	21,985
Prepaid expenses	9,555	14,822
Other current assets	5,243	3,496
Total current assets	457,350	451,593
Property and equipment, net	40,496	39,577
Right-of-use assets, net	49,972	52,004
Long-term investments	26,711	30,978
Goodwill and intangibles, net	11,382	11,504
Other non-current assets	8,923	10,557
Total assets	$594,834	$596,213
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,909	$2,122
Accrued liabilities	58,456	38,022
Other payables	11,717	7,884
Warehouse credit facilities	42,586	21,302
Secured revolving credit facility	8,901	4,444
Current lease liabilities	11,533	11,408
Total current liabilities	136,102	85,182
Non-current lease liabilities	57,254	59,869
Convertible senior notes, net	121,292	119,716
Total liabilities	314,648	264,767
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 93,957,774 and 93,001,597 shares issued and outstanding, respectively	94	93
Additional paid-in capital	591,421	583,097
Accumulated other comprehensive income	575	42
Accumulated deficit	(311,904)	(251,786)
Total stockholders’ equity	280,186	331,446
Total liabilities and stockholders’ equity	$594,834	$596,213

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Service	$111,478	$88,768
Product	79,517	21,373
Total revenue	190,995	110,141
Cost of revenue
Service	98,368	84,395
Product	79,748	22,993
Total cost of revenue	178,116	107,388
Gross profit	12,879	2,753
Operating expenses
Technology and development	20,274	15,556
Marketing	25,708	33,201
General and administrative	24,327	21,448
Total operating expenses	70,309	70,205
Loss from operations	(57,430)	(67,452)
Interest income	1,103	2,316
Interest expense	(2,444)	(2,136)
Other income (expense), net	(1,346)	92
Net loss	$(60,117)	$(67,180)
Net loss per share attributable to common stock—basic and diluted	$(0.64)	$(0.74)
Weighted average shares of common stock—basic and diluted	93,442,706	90,610,416

Other comprehensive income
Net loss	$(60,117)	$(67,180)
Foreign currency translation adjustments	(25)	1
Unrealized gain on available-for-sale securities	559	—
Total comprehensive loss	$(59,583)	$(67,179)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(60,117)	$(67,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,307	1,637
Stock-based compensation	7,211	6,406
Amortization of debt discount and issuance costs	1,730	1,507
Non-cash lease expense	2,254	1,216
Impairment costs	1,420	—
Other	(989)	—
Change in assets and liabilities:
Accounts receivable, net	(2,598)	(890)
Inventory	3,941	(15,612)
Prepaid expenses and other assets	3,409	1,441
Accounts payable	514	14,848
Accrued liabilities and other payables	20,626	21,764
Lease liabilities	(2,693)	(1,459)
Origination of loans held for sale	(132,697)	(49,850)
Proceeds from sale of loans originated as held for sale	111,233	39,015
Net cash used in operating activities	(43,449)	(47,157)
Investing activities
Purchases of property and equipment	(3,406)	(3,151)
Purchases of investments	(33,267)	—
Sales of investments	31,608	—
Maturities of investments	1,597	—
Net cash used in investing activities	(3,468)	(3,151)
Financing activities
Proceeds from the issuance of shares resulting from employee equity plans	4,103	3,732
Tax payments related to net share settlements on restricted stock units	(3,307)	(818)
Borrowings from warehouse credit facilities	131,310	48,557
Repayments to warehouse credit facilities	(110,025)	(38,097)
Borrowings from secured revolving credit facility	11,854	—
Repayments to secured revolving credit facility	(7,398)	—
Other payables—deposits held in escrow	3,684	3,968
Principal payments for finance lease obligations	(15)	—
Net cash provided by financing activities	30,206	17,342
Effect of exchange rate changes on cash and cash equivalents	(25)	—
Net change in cash, cash equivalents, and restricted cash	(16,736)	(32,966)
Cash, cash equivalents, and restricted cash:
Beginning of period	247,448	439,055
End of period	$230,712	$406,089
Supplemental disclosure of cash flow information
Cash paid for interest	1,582	1,202
Non-cash transactions
Stock-based compensation capitalized in property and equipment	504	270
Property and equipment additions in accounts payable and accrued liabilities	451	1,370
Leasehold improvements paid directly by lessor	—	1,963

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to exercise of stock options	679,495	1	3,731	—		3,732
Issuance of common stock pursuant to settlement of restricted stock units	139,889		—	—		—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(44,476)		(818)	—		(818)
Stock-based compensation	—	—	6,676	—		6,676
Other comprehensive income					1	1
Net loss	—	—	—	(67,180)		(67,180)
Balance, March 31, 2019	90,926,249	$91	$552,418	$(238,160)	$1	$314,349

Balance, December 31, 2019	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of common stock pursuant to exercise of stock options	738,398	1	3,915			3,916
Issuance of common stock pursuant to settlement of restricted stock units	320,440	—	—			—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	(102,661)	—	(3,307)			(3,307)
Stock-based compensation			7,715			7,715
Other comprehensive income					533	533
Net loss				(60,117)		(60,117)
Balance, March 31, 2020	93,957,774	$94	$591,420	$(311,903)	$575	$280,186

See Notes to the consolidated financial statements.

Index to Notes to Financial Statements

Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Note 1: Summary of Accounting Policies

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The financial information as of December 31, 2019 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2019 included in Item 8 in our annual report for the year ended December 31, 2019. Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2020, the statements of comprehensive loss and stockholders' equity for the three months ended March 31, 2020 and 2019, and the statement of cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

COVID-19 Risks, Impacts and Uncertainties—We are subject to the risks arising from COVID-19's social and economic impacts on the residential real estate industry. Our management believes that these social and economic impacts, which include but are not limited to the following, could have a significant negative impact on our future financial position, results of operations, and cash flows: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumers' desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. We evaluate our estimates on an ongoing basis. In January 2020 we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modifies the measurement of credit losses on financial instruments. As part of the adoption we estimated the current expected credit losses for certain classes of relevant assets. The amounts realized from the affected assets will depend on, among other factors, general business conditions, including the impacts from COVID-19, and could differ in the near term from carrying amounts reflected in the consolidated financial statements. Further description of the impact of this pronouncement is included in Recently Adopted Accounting Pronouncements.

Accounts Receivable and Allowance for Credit Losses—We have two material classes of receivables: (i) real estate services receivables and (ii) receivables from the sale of homes. Accounts receivable related to these classes represent closed transactions for which cash has not yet been received.

Index to Notes to Financial Statements

We establish an allowance for expected credit losses based on historical experience of collectibility, current external economic conditions that may affect collectibility, and current or expected changes to the regulatory environment in which we operate our real estate services business. As the majority of our transactions are processed through escrow, collectibility is not a significant risk, and we have determined the nature of our receivables to have similar credit quality indicators. We evaluate for changes in credit quality indicators on an annual basis or in the event of a material economic event or material change in the regulatory environment in which we operate, with the most recent assessment being performed in March 2020.

Investments—We have two types of investments: (i) available-for-sale investments that are available to support our operational needs, which are reported on the balance sheets as short-term and long-term investments, and (ii) long-term equity investments accounted for under the cost method, which are reported in other non-current assets.

Available-for-sale

Our short-term and long-term investments consist primarily of U.S. treasury securities and other federal or local government issued securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive income. Available-for-sale securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve is charged against the fair value of an available-for-sale debt security when it is identified, with a credit loss charged against net earnings. We review factors to determine whether an expected credit loss exists based on credit quality indicators, such as the extent to which the fair value as of the reporting date is less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security and any changes to the credit rating of the security by a rating agency. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

Cost Method Investments

In December 2018, we purchased an equity interest in a privately held company for approximately $2,000, which is classified as long-term. The investment is an equity security without a readily determinable fair value that is accounted for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired as of the end of each reporting period. See Note 3 for information on our assessment.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $22,529 and $30,234 for the three months ended March 31, 2020 and 2019, respectively, and are included in marketing expenses. Advertising production costs totaled $174 and $48 for the three months ended March 31, 2020 and 2019, respectively, and are included in marketing expenses.

Recently Adopted Accounting Pronouncements—In January 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), using a modified-retrospective approach. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The pronouncement, along with the related subsequent pronouncements that include clarifications, modifies the measurement of credit losses on financial instruments. This guidance requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The adoption of this pronouncement did not have a material impact on our consolidated

Index to Notes to Financial Statements

financial statements. See specific accounting policies for accounts receivable and available-for-sale debt securities previously discussed in this Note 1, and see Note 2 and Note 3 for additional impacts from the adoption.

Recently Issued Accounting Pronouncements—Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected to have, a material impact on our present or future consolidated financial statements.

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

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended March 31,
	2020	2019
Real estate services
Brokerage revenue	$102,351	$81,314
Partner revenue	6,285	4,576
Total real estate services revenue	108,636	85,890
Cost of revenue	93,562	80,784
Gross profit	15,074	5,106
Properties
Revenue	79,098	21,373
Cost of revenue	79,299	22,993
Gross profit	(201)	(1,620)
Other
Revenue	4,250	3,047
Cost of revenue	6,244	3,780
Gross profit	(1,994)	(733)
Intercompany eliminations
Revenue	(989)	(169)
Cost of revenue	(989)	$(169)
Gross profit	—	—
Consolidated
Revenue	190,995	110,141
Cost of revenue	178,116	107,388
Gross profit	12,879	2,753
Operating expenses	70,309	70,205
Interest income	1,103	2,316
Interest expense	(2,444)	(2,136)
Other income (expense), net	(1,346)	92
Net loss	$(60,117)	$(67,180)

Revenue earned but not received is recorded as accounts receivable on our consolidated balance sheets, net of an allowance for expected credit losses. Accounts receivable consists primarily of

Index to Notes to Financial Statements

commission revenue and proceeds from the sale of homes in-transit through the escrow process, and therefore it is not estimated. Based on the regulated environment in which we operate and the nature of our receivables, we do not expect material credit losses, and write-offs were immaterial in the periods presented.

Note 3: Financial Instruments

Derivatives

Our primary market exposure is to interest rate risk, specifically U.S. treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. We use forward sales commitments on whole loans and mortgage-backed securities to manage and reduce this risk. We do not have any derivative instruments designated as hedging instruments.

Interest Rate Lock Commitments—Interest rate lock commitments ("IRLCs") represent an agreement to extend credit to a mortgage loan applicant. We commit (subject to loan approval) to fund the loan at the specified rate, regardless of changes in market interest rates between the commitment date and the funding date. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of commitment through the loan funding date or expiration date. Loan commitments generally range between 30 and 90 days and the borrower is not obligated to obtain the loan. Therefore, IRLCs are subject to fallout risk, which occurs when approved borrowers choose not to close on the underlying loans. We review our commitment-to-closing ratio (pull-through rate) as part of an estimate of the number of mortgage loans that will fund according to the IRLCs.

Forward Sales Commitments—We are exposed to interest rate and price risk on loans held for sale from the funding date until the date the loan is sold. Forward sales commitments on whole loans and mortgage-backed securities are used to fix the forward sales price that will be realized at the sale of each loan.

Notional Amounts	March 31, 2020	December 31, 2019
Interest rate lock commitments	$73,382	$37,453
Forward sales commitments	66,448	39,447

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		March 31,
Instrument	Classification	2020	2019
Interest rate lock commitments	Service revenue	$1,195	$446
Forward sales commitments	Service revenue	(1,571)	(244)

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

Index to Notes to Financial Statements

	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$194,530	$194,530	$—	$—
Short-term investments
U.S. treasury securities	75,049	75,049	—	—
Loans held for sale	44,321	—	44,321	—
Prepaid expenses and other current assets
Interest rate lock commitments	1,825	—	—	1,825
Forward sales commitments	200	—	200	—
Total prepaid expenses and other current assets	2,025	—	200	1,825
Long-term investments
U.S. treasury securities	24,717	24,717	—	—
Agency bonds	1,994	1,994	—	—
Total long-term investments	26,711	26,711	—	—
Total assets	$342,636	$296,290	$44,521	$1,825
Liabilities
Accrued liabilities
Interest rate lock commitments	$200	$—	$—	$200
Forward sales commitments	1,816	—	1,816	—
Total liabilities	$2,016	$—	$1,816	$200

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$221,442	$221,442	$—	$—
Short-term investments
U.S. treasury securities	70,029	70,029	—	—
Loans held for sale	21,985	—	21,985	—
Prepaid expenses and other current assets
Interest rate lock commitments	496	—	—	496
Forward sales commitments	4	—	4	—
Total prepaid expenses and other current assets	500	—	4	496
Long-term investments
U.S. treasury securities	30,978	30,978	—	—
Total assets	$344,934	$322,449	$21,989	$496
Liabilities
Accrued liabilities
Interest rate lock commitments	$58	$—	$—	$58
Forward sales commitments	57	—	57	—
Total liabilities	$115	$—	$57	$58

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

Index to Notes to Financial Statements

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key Inputs	Valuation Technique	March 31, 2020	December 31, 2019
Weighted-average pull-through rate	Market pricing	75.1%	78.2%

The following is a summary of changes in the fair value of IRLCs for the period ended March 31, 2020:

Balance, net—December 31, 2019	$430
Issuances of interest rate lock commitments	3,318
Settlements of interest rate lock commitments	(2,494)
Net gain recognized in earnings	371
Balance, net—March 31, 2020	$1,625

Changes in fair value recognized during the period relating to assets still held at March 31, 2020	$1,195

There were no transfers into or out of Level 3 financial instruments during the period.

See Note 14 for the carrying amount and estimated fair value of our convertible senior notes.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the period ended March 31, 2020, we determined that the fair value of our cost method investment in a privately-held company was less than the carrying value of $2,000 based on a variety of impairment indicators including the historical performance and future prospects of the company; therefore, we recognized a non-cash impairment charge of $1,420 related to this investment. The impairment charge is included in Impairment costs within our consolidated statement of cash flows and is included in Other income (expense), net within our consolidated statements of operations. We did not record any other significant nonrecurring fair value measurements after initial recognition for the period ended March 31, 2020.

The following table summarizes the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments.

	March 31, 2020
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Short-term Investments	Long-term Investments
Cash	N/A	$18,831	$—	$—	$18,831	$—	$—
Money markets funds	Level 1	194,530	—	—	194,530	—	—
Restricted cash	N/A	16,772	—	—	16,772	—	—
U.S. treasury securities	Level 1	99,192	574	—	99,766	75,049	24,717
Agency bonds	Level 1	2,000	—	(6)	1,994	—	1,994
Total		$331,325	$574	$(6)	$331,893	$75,049	$26,711

	December 31, 2019
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Short-term Investments	Long-term Investments
Cash	N/A	$13,237	$—	$—	$13,237	$—	$—
Money markets funds	Level 1	221,442	—	—	221,442	—	—
Restricted cash	N/A	12,769	—	—	12,769	—	—
U.S. treasury securities	Level 1	100,998	31	(22)	101,007	70,029	30,978
Total		$348,446	$31	$(22)	$348,455	$70,029	$30,978

Index to Notes to Financial Statements

As of March 31, 2020 and December 31, 2019, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $2,094 and $46,550, with aggregate unrealized losses of $6 and $22, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. treasury securities, all with high quality credit ratings issued by various credit agencies.

As of March 31, 2020 and December 31, 2019, we had accrued interest of $164 and $183, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 4: Inventory
The following is a summary of inventory as of the dates presented:

	March 31, 2020	December 31, 2019
Homes for sale	$47,887	$36,982
Homes not available for sale	3,667	3,163
Homes under improvement	19,095	34,445
Inventory	$70,649	$74,590

Inventory costs include direct home acquisition costs and any capitalized improvements, net of lower of cost or net realizable value write-downs applied on a specific home basis. As of March 31, 2020 and December 31, 2019, lower of cost or net realizable value write-downs were $818 and $143, respectively.

The following is the inventory activity for the three months ended March 31, 2020:

Inventory as of January 1, 2020	$74,590
Purchases and capitalized improvements to inventory	68,384
Relief of inventory to cost of revenue	(71,650)
Lower of cost or net realizable value write-downs, net	(675)
Inventory as of March 31, 2020	$70,649

Note 5: Property and Equipment

The following is a summary of property and equipment as of the dates presented:

	Useful Lives (Years)	March 31, 2020	December 31, 2019
Leasehold improvements	Shorter of lease term or economic life	$28,178	$28,141
Website and software development costs	2-3	30,141	27,602
Computer and office equipment	3	5,627	4,846
Software	3	1,126	595
Furniture	7	7,083	6,965
Construction in progress	N/A	428	475
Property and equipment, gross		72,583	68,624
Accumulated depreciation and amortization		(32,087)	(29,047)
Property and equipment, net		$40,496	$39,577

Depreciation and amortization expense for property and equipment amounted to $3,186 and $1,515 for the three months ended March 31, 2020 and 2019, respectively. We capitalized software development costs, including stock-based compensation, of $2,677 and $1,911 during the three months ended March 31, 2020 and 2019, respectively.

Index to Notes to Financial Statements

Note 6: Leases

The following are the components of lease activity as of the dates presented:

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,138	$1,693
Operating lease cost(1)	Operating expenses	1,094	855
Total operating lease cost		$3,232	$2,548

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$17	$—
Interest on lease liabilities	Cost of revenue	3	—
Total finance lease cost		$20	$—

(1) Includes lease expense with initial terms of twelve months or less of $226 and $821 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2020, excluding the three months ended March 31, 2020	11,461	45
2021	14,289	60
2022	13,589	60
2023	12,612	46
2024	10,931	—
Thereafter	16,915	—
Total lease payments	$79,797	$211
Less: Interest and other(1)	11,203	18
Present value of lease liabilities	$68,594	$193

(1) Interest and other consists of interest expense related to capitalized right of use operating lease liabilities of $9,402, interest expense related to capitalized right of use financing lease liabilities of $18, commitments related to operating leases that have not yet commenced, and operating leases with initial terms of twelve months or less.

There were no leases entered into during the three months ended March 31, 2020 that provided a readily determinable implicit rate; therefore, we used our estimated incremental borrowing rate for each type of lease to discount the lease payments based on information available at lease commencement. Additionally, we evaluated the performance of existing leases in relation to our leasing strategy and have determined that most renewal options would not be reasonably certain to be exercised.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted average remaining operating lease term (years)	5.9	6.1
Weighted average remaining finance lease term (years)	3.5	3.8
Weighted average discount rate for operating leases	4.4%	4.4%
Weighted average discount rate for finance leases	5.4%	5.4%

Index to Notes to Financial Statements

	Three Months Ended March 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,464	$1,975
Operating cash flows from finance leases	3	—
Financing cash flows from finance leases	12	—
Right of use assets obtained in exchange for lease liabilities
Operating leases	$223	$33,953
Finance leases	—	—

Note 7: Commitments and Contingencies

Legal Proceedings—On August 28, 2019, one of our former independent contractor licensed sales associates filed a complaint against us in the Superior Court of California, County of San Francisco alleging that we misclassified her as an independent contractor instead of an employee. Given the preliminary stage of this case and the claims and issues presented, we cannot estimate a range of reasonably possible losses.

In addition to the matter discussed above, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matter discussed above, we do not believe that any of the pending litigation, claims, and other proceedings are material to our business.

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

The following are future minimum payments due under these agreements as of March 31, 2020:

	Leases	Other Commitments
2020, excluding the three months ended March 31, 2020	$11,506	$8,716
2021	14,349	4,780
2022	13,649	5,439
2023	12,658	—
2024 and thereafter	27,846	—
Total future minimum payments	$80,008	$18,935

Note 8: Acquired Intangible Assets

The following are the details of our intangible assets subject to amortization as of the dates presented:

		March 31, 2020			December 31, 2019
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(572)	$468	$1,040	$(546)	$494
Developed technology	10	2,980	(1,639)	1,341	2,980	(1,564)	1,416
Customer relationships	10	860	(473)	387	860	(452)	408
		$4,880	$(2,684)	$2,196	$4,880	$(2,562)	$2,318

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 for

Index to Notes to Financial Statements

each of the three months ended March 31, 2020 and 2019. We will recognize the remaining amortization expense of $2,196 over a five-year period, with the first four years recognizing expense of $488 per year and the fifth year recognizing expense of $244.

Note 9: Accrued Liabilities

The following are details of accrued liabilities as of the dates presented:

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$37,300	$30,462
Miscellaneous accrued liabilities	21,156	7,560
Total accrued liabilities	$58,456	$38,022

The increase in miscellaneous accrued liabilities since December 31, 2019 was driven primarily by an increase in marketing activity during the quarter ended March 31, 2020, which was a result of increased marketing spend and timing of those expenses.

Note 10: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The following are details of other payables as of the dates presented:

	March 31, 2020	December 31, 2019
Customer deposits	$10,793	$7,109
Miscellaneous payables	924	775
Total other payables	$11,717	$7,884

Note 11: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2020 and December 31, 2019, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of March 31, 2020 and December 31, 2019, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares were issued or outstanding.

Amended and Restated 2004 Equity Incentive Plan—We granted options under our 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when we terminated it in connection with our initial public offering. Accordingly, no shares are available for future issuance under our 2004 Plan. Our 2004 Plan continues to govern outstanding equity awards granted thereunder. The term of each stock option under the plan is no more than 10 years, and each stock option generally vests over a four-year period.

2017 Equity Incentive Plan—Our 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017, and provides for the issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants. The number of shares of common stock initially reserved for issuance under our 2017 EIP was 7,898,159. The number of shares reserved for issuance under the 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018, and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of our common stock as of the immediately preceding December 31 or an amount determined by our board of directors. The term of each stock option and restricted stock unit under the plan will not exceed 10 years, and each award generally vests over a four-year period

Index to Notes to Financial Statements

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2020	December 31, 2019
Stock options issued and outstanding	7,028,719	7,792,181
Restricted stock units issued and outstanding	4,681,875	5,023,412
Shares available for future equity grants	11,899,400	7,100,499
Total shares reserved for future issuance	23,609,994	19,916,092

2017 Employee Stock Purchase Plan—Our 2017 Employee Stock Purchase Plan ("ESPP") was approved by our board of directors on July 27, 2017 and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. We initially reserved 1,600,000 shares of common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 or an amount determined by our board of directors. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (i) the fair market value of our common stock on the first trading day of the offering period and (ii) the fair market value of our common stock on the purchase date.

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Shares available for issuance at beginning of period	3,330,271	2,890,973
Shares issued during the period	—	490,717
Total shares available for future issuance at end of period	3,330,271	2,400,256

Stock Options—The following table summarizes activity for stock options for the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	7,792,181	$7.00	5.28	$111,122
Options exercised	(738,398)	5.30
Options forfeited	(20,798)	9.01
Options canceled	(4,266)	10.80
Outstanding as of March 31, 2020	7,028,719	$7.17	5.12	$59,786
Options exercisable as of March 31, 2020	6,472,555	$6.54	4.93	$57,443

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of March 31, 2020, there was $2,255 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of 1.01 years. The total fair value of stock options vested during the three months ended March 31, 2020 and 2019 was $739 and $1,449, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $15,251 and $8,682, respectively.

On June 1, 2019, we granted stock options subject to performance conditions, with a target of 150,000 shares and a maximum 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019 (the "2019 PSUs"). None of the options vested in the three months ended March 31, 2020.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the three months ended March 31, 2020:

Index to Notes to Financial Statements

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2020	5,023,412	$18.69
Granted	141,413	27.06
Vested	(320,440)	19.36
Forfeited or canceled	(162,510)	19.29
Outstanding as of March 31, 2020	4,681,875	$18.87

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2020, there was $77,435 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.86 years years.

As of March 31, 2020, there were outstanding 314,999 restricted stock units subject to performance conditions (the "PSUs") at 100% of the target level. Depending on our achievement of the performance conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the award will vest, subject to the recipient continuing to provide service to us, upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance conditions. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During the three months ended March 31, 2020, we recognized $(464), which includes (i) an adjustment of $(617) for the reversal of expense from the year ended December 31, 2019 related to the 2019 PSUs as the probability of achieving the performance conditions was adjusted downward and (ii) a charge of $153 related to the 2019 PSUs expense for the three months ended March 31, 2020. For the three months ended March 31, 2019, we recognized $278 for share-based compensation expense related to the PSUs we granted during 2018, which was later reversed as the probability of achieving the performance conditions was determined to be not probable.

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation, net of forfeitures, and the amount capitalized in internally developed software and (ii) changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,638	$1,465
Technology and development	3,648	2,656
Marketing	375	286
General and administrative	1,550	1,999
Total stock-based compensation	$7,211	$6,406

We capitalize stock-based compensation related to work performed on internally developed software. There was $504 and $270 of stock-based compensation that was capitalized in the three months ended March 31, 2020 and 2019, respectively. All capitalized stock-based compensation is related to employees in technology and development.

Note 12: Net Loss per Share Attributable to Common Stock

Net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. We have outstanding stock options, restricted stock units, options to purchase shares under our ESPP, and convertible senior notes, which are considered in the calculation of diluted net income per share whenever doing so would be dilutive.

Index to Notes to Financial Statements

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stock—basic and diluted	$(60,117)	$(67,180)
Denominator:
Weighted average shares—basic and diluted	93,442,706	90,610,416
Net loss per share:
Net loss per share attributable to common stock—basic and diluted	$(0.64)	$(0.74)

The following outstanding shares of common stock equivalents as of March 31, 2020 and 2019 were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options outstanding	7,028,719	8,713,162
Restricted stock units outstanding	4,681,875	3,588,275
Employee stock purchase plan	233,416	290,647
Total	11,944,010	12,592,084

We are required to consider the impact of our convertible senior notes on our diluted net income per share based on the treasury stock method as we have the ability, and intent, to settle any conversions of the notes solely in cash. The treasury stock method requires that the dilutive effect of common stock issuable upon conversion of the notes be computed in the periods in which we report net income. For the three months ended March 31, 2020 there was no dilutive impact from the notes.

Note 13: Income Taxes

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 0% as a result of our recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2020 and 2019. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the NOLs before they expire. A Section 382 limitation study performed as of March 31, 2017 determined there was an ownership change in 2006 and $1,538 of the 2006 net operating loss is unavailable.

As of December 31, 2019, we had accumulated approximately $195,133 of federal tax losses and approximately $10,421 (tax effected) of state tax losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025. Federal net operating loss carryforwards of $109,484

Index to Notes to Financial Statements

generated during 2018 and 2019 are available to offset future U.S. federal taxable income over an indefinite period.

Our material income tax jurisdiction is the United States (federal). As a result of NOL carryforwards, we are subject to audit for all tax years for federal purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Note 14: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, Redfin Mortgage, our wholly owned mortgage origination subsidiary, utilizes warehouse credit facilities that are classified as current liabilities in our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan and rights and income related to the loans. The following table summarizes borrowings under these facilities as of the periods presented:

Lender	Borrowing Capacity as of March 31, 2020	Borrowings as of March 31, 2020	Borrowings as of December 31, 2019
Western Alliance Bank	$24,500	$13,613	$8,489
Texas Capital Bank, N.A.	24,500	17,552	10,210
Flagstar Bank	20,000	11,421	2,603
Total	$69,000	$42,586	$21,302

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on June 15, 2020 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.50%. The weighted average interest rate on outstanding borrowings as of March 31, 2020 and December 31, 2019 was 3.52% and 3.79%, respectively. The agreement governing the facility requires Redfin Mortgage to maintain certain financial covenants. Additionally, Redfin Corporation has agreed to make capital contributions in an amount necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement. Redfin Mortgage is in default of this facility because it failed to satisfy a financial covenant as of March 31, 2020, but Western Alliance has not enforced its remedy under the agreement of requiring Redfin Mortgage to repurchase all outstanding loans held by the lender.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on May 6, 2020 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.50% or (ii) 3.50%. The weighted average interest rate on outstanding borrowings as of March 31, 2020 and December 31, 2019 was 3.50% and 3.51%, respectively. The agreement governing the facility requires Redfin Mortgage to maintain certain financial covenants. Additionally, Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement. Redfin Mortgage is in default of this facility because it failed to satisfy a financial covenant as of March 31, 2020, but Texas Capital has not enforced its remedies under the agreement of (i) requiring Redfin Mortgage to repurchase Texas Capital's interest in all outstanding loans subject to the agreement or (ii) selling all outstanding loans subject to the agreement.

Borrowings under the facility with Flagstar Bank, FSB ("Flagstar") generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%. The weighted average interest rate on outstanding borrowings as of March 31, 2020 and December 31, 2019 was 3.36% and 3.69%, respectively. This facility does not have a stated maturity date, but Flagstar may terminate the facility upon 30 days prior notice. Redfin Mortgage would be required to pay all amounts owed to Flagstar upon the facility's termination.

Secured Revolving Credit Facility—To provide capital for the homes that it purchases, RedfinNow has, through a special purpose entity called RedfinNow Borrower, entered into a secured revolving credit facility with Goldman Sachs. Borrowings under the facility are secured by RedfinNow Borrower's assets, including the financed homes, as well as the equity interests in RedfinNow Borrower. The following table summarizes borrowings under this facility as of the periods presented:

Index to Notes to Financial Statements

Lender	Borrowing Capacity as of March 31, 2020	Borrowings as of March 31, 2020	Borrowings as of December 31, 2019
Goldman Sachs Bank USA	$100,000	$8,901	$4,444

The facility matures on January 26, 2021, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Borrowings under the facility prior to March 24, 2020 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. For borrowings under the facility on and after March 24, 2020, each new borrowing generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an additional rate agreed upon between RedfinNow Borrower and Goldman Sachs. The weighted average interest rate on outstanding borrowings as of March 31, 2020 and December 31, 2019 was 3.77% and 4.45%, respectively.

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

As of March 31, 2020, RedfinNow Borrower had $53,445 of total assets, of which $44,455 related to inventory and $5,648 in cash and cash equivalents. As of December 31, 2019, RedfinNow Borrower had $16,200 of total assets, of which $7,456 related to inventory and $5,663 in cash and equivalents.

For the three months ended March 31, 2020, we amortized $154 of the debt issuance costs and recognized $80 of interest expense.

Convertible Senior Notes—On July 23, 2018, we issued $143,750 aggregate principal amount of convertible senior notes. The notes are senior, unsecured obligations of Redfin Corporation, and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The effective interest rate of the liability portion of the debt is 7.25%. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. As of March 31, 2020, no conversion events have occurred. We will settle conversions of the notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We have the ability, and intend, to settle any conversions solely in cash.

The following details the carrying value of the convertible senior notes as of the dates presented:

	March 31, 2020	December 31, 2019
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(19,840)	(21,231)
Less: debt issuance costs, net of amortization	(2,618)	(2,803)
Net carrying amount of the convertible senior notes	$121,292	$119,716

The total estimated fair value of the convertible senior notes as of March 31, 2020 and December 31, 2019 was approximately $130,801 and $142,672, respectively, based on the closing trading price of the notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the notes.

The following table sets forth total interest expense recognized related to the convertible senior notes for the periods presented:

Index to Notes to Financial Statements

	Three Months Ended March 31,
	2020	2019
Amortization of debt discount	$1,390	$1,329
Amortization of debt issuance costs	186	178
Total amortization of debt issuance costs and accretion of equity portion	1,576	1,507
Contractual interest expense	629	629
Total interest expense related to the notes	$2,205	$2,136

Note 15: Subsequent Events

Private Placement—On April 1, 2020, we issued 4,484,305 shares of our common stock, at a price of $15.61 per share, and 40,000 shares of our preferred stock, at a price of $1,000 per share, for aggregate gross proceeds of $110,000. We designated this preferred stock as Series A Convertible Preferred Stock, which we refer to as our convertible preferred stock.

Workforce Reduction—In April 2020, we reduced our number of employees by approximately 400 people, which represented approximately ten percent of our employees. As a result of this workforce reduction, we incurred a pre-tax charge for one-time termination costs, which consisted of severance and related costs, of $4,400 in April 2020. We additionally placed approximately 1,000 employees on furlough, of which approximately 135 were invited to return in early May. As of the effective date of any furlough, we provided transition pay to each employee, resulting in a pre-tax charge of approximately $1,000. In addition, for any furloughed employee enrolled in our health-care benefit plans, we will continue to provide benefits through the duration of the furlough.

Flagstar Warehouse Credit Facility—On April 20, 2020, Redfin Mortgage temporarily increased the borrowing capacity under its warehouse credit facility with Flagstar to $24,500 through May 31, 2020.

Texas Capital Warehouse Credit Facility—On May 4, 2020, Redfin Mortgage extended the expiration date of its warehouse credit facility with Texas Capital to June 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2019. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

The following discussion contains forward-looking statements, such as statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations. Please see "Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements. The following discussion also contains information using industry publications. Please see "Note Regarding Industry and Market Data" for more information about relying on these industry publications.

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

COVID-19 Impact and Associated Actions

Impact on Customer Demand and Housing Inventory

Since the beginning of March 2020, COVID-19 has had a negative effect on our customer demand and the number of homes available for sale throughout our markets. Together, these factors affect our real estate services transaction volume, and in turn our revenue growth and cash flow from operations.

One way that we assess our customer demand is growth in our monthly average visitors. In January and February 2020, our monthly average visitors increased 20% as compared with the same period in 2019. In March and April 2020, our monthly average visitors increased only 0.5% as compared with the same period in 2019.

One way that we have assessed COVID-19's impact on our homebuying demand is by comparing the average daily number of inquiries our lead agents or our partner agents received during a particular week to that average daily number in January and February 2020, which we refer to as the threshold level, adjusted for seasonality. We count each of the following as an inquiry: (i) requesting to tour a home; (ii) requesting to speak to an agent about buying a home; and (iii) submitting an offer to buy a home. At its lowest level, since the beginning of March, the average daily number of inquiries for the week ended April 5, 2020 decreased 32% from the threshold level. For the week ended May 3, 2020, the daily number of inquiries decreased 4% from the threshold level.

One way that we assess home inventory levels is growth in the number of homes for sale from all sellers in our markets. For the month of February, the number of homes for sale was down 6% in 2020 compared to the same period in 2019, on a seasonally-adjusted basis. For the month of April, this decline had accelerated to 25%. At the end of April 2020, the number of homes for sale in our markets was at its lowest levels since we began tracking the metric in 2015.

Impact on First Quarter Financial Results

In addition to the above adverse impacts from COVID-19 that we experienced in March 2020, we believe that COVID-19 also negatively affected our first quarter financial results by causing a higher percentage of real estate services transactions to fail to close as scheduled. Historically, approximately 10% of transactions in which we represent a homebuyer fail to close, but this figure rose to nearly 15% in late March 2020. Among other changes, our consolidated financial statements reflect the following impacts that were attributed, in part, to COVID-19: (i) $1.4 million impairment charge related to our cost-method investment (see Note 3), (ii) $0.7 million net write-down in the value of our inventory (see Note 4), and (iii) $0.5 million credit to stock-based compensation related to restricted stock units subject to performance conditions (see Note 11).

Our Response

We have taken the following actions in response to COVID-19 and the associated impact on our business:

•	to protect and inform our customers and employees, we:

◦	tracked and published the impact of shelter-in-place, stay-at-home, and similar isolation orders on the U.S. residential real estate industry, and updated our services in real time;

◦	ceased offering open houses and limited in-person home tours to a maximum of two potential buyers;

◦	published weekly updates discussing COVID-19's impact on the U.S. residential real estate industry, including on our homebuying demand and home inventory in our markets;

•	to adjust our business strategy, we:

◦
built and enhanced technology to allow our agents to virtually tour customers through homes, instead of touring homes in person, and during April 2020, 31% of our tours were virtual, compared to 8% during March 2020;

◦	shifted demand across our markets to our lead agents, instead of having our partner agents serve some of the demand;

◦	ceased most mass media and performance advertising campaigns to the extent possible;

◦	with respect to RedfinNow:

▪	temporarily paused making new offers on homes on March 17, 2020 and terminated contracts to purchase homes with an aggregate purchase price of $37 million;

▪	as of April 30, 2020, we held approximately $56 million of RedfinNow homes in inventory, of which approximately $37 million are under contract to be sold to consumers;

•	to maintain sufficient liquidity for both the short-term and the long-term, we:

◦	sold $110 million in capital stock, consisting of $70 million of our common stock and $40 million of our convertible preferred stock, which we closed on April 1, 2020;

◦	elected to defer payment of federal payroll taxes beginning in April 2020, pursuant to relief provided by the CARES Act;

•	to ensure that our workforce numbers and compensation levels reflected declining demand, we

◦
reduced, in April, our number of employees by approximately 400 people, which represented approximately ten percent of our employees, and placed approximately an additional 1,000 employees on furlough; as a result of these actions, as of April 30, 2020, we had 1,123 lead agents; and

◦
moved to further reduce compensation expenses by (i) reducing our chief executive officer's salary for 2020 to $0, effective from March 17, 2020, (ii) temporarily reducing the salary of our employees earning above a certain threshold by 10% or 15% depending on their compensation structure, effective from April 12, 2020, (iii) canceling executive bonuses and bonuses for our technology and development, marketing, and general and administrative teams for 2020, and (iv) eliminating cash compensation for our board of directors for 2020.

Future Impact

We expect COVID-19 to significantly impact our financial condition, results of operations, and liquidity through at least our second quarter and likely much longer. The extent of the impact will depend, in part, on how long the negative trends in customer demand and home inventory levels described above will continue.

In response to strengthening homebuying demand in late April, we have begun to unwind some of the actions we took in March and early April, though those actions will likely further hinder our revenue growth, and related cash flows, in our second quarter and potentially beyond. RedfinNow will resume making offers on homes in select markets in May. We also plan to resume television advertising with new ads in select markets, and in early May, we asked approximately 135 employees to return from furlough to serve renewed homebuying demand. Nevertheless, we expect that overall customer demand will vary by market and be highly sensitive to COVID-19 developments and economic conditions in that market. We will monitor this demand closely as we make decisions about the number of homes RedfinNow purchases, the size of our marketing investments, and the number of lead agents we ask to return from furlough.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Monthly average visitors (in thousands)	35,519	30,595	35,633	36,557	31,107	25,212	29,236	28,777	25,820
Real estate services transactions
Brokerage	10,751	13,122	16,098	15,580	8,435	9,822	12,876	12,971	7,285
Partner	2,479	2,958	3,499	3,357	2,125	2,749	3,333	3,289	2,237
Total	13,230	16,080	19,597	18,937	10,560	12,571	16,209	16,260	9,522
Real estate services revenue per transaction
Brokerage	$9,520	$9,425	$9,075	$9,332	$9,640	$9,569	$9,227	$9,510	$9,628
Partner	2,535	2,369	2,295	2,218	2,153	2,232	2,237	2,281	2,137
Aggregate	8,211	8,127	7,865	8,071	8,134	7,964	7,790	8,048	7,869
Aggregate home value of real estate services transactions (in millions)	$6,098	$7,588	$9,157	$8,986	$4,800	$5,825	$7,653	$7,910	$4,424
U.S. market share by value	0.93%	0.94%	0.96%	0.94%	0.83%	0.81%	0.85%	0.83%	0.73%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	61%	62%	63%	64%	64%	66%	66%	68%	66%
Average number of lead agents	1,826	1,526	1,579	1,603	1,503	1,419	1,397	1,415	1,327

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

Real Estate Services Revenue

Brokerage Revenue—Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.

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

Properties Revenue

Properties Revenue—Properties revenue consists of revenue earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home. RedfinNow is our primary properties offering.

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

Operating Expenses

Technology and Development

Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses primarily include personnel costs (including base pay, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of capitalized internal-use software and website and mobile application development costs. We expense research and development costs as incurred and record them in technology and development expenses. Our technology and development expense grew 30% year-over-year for the three months ended March 31, 2020, but we expect much slower growth in this expense for the three months ending June 30, 2020 due to our actions taken in response to COVID-19, as discussed in "COVID-19 Impact and Associated Actions.".

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

For the three months ended March 31, 2020, interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. Borrowings under the facility prior to March 24, 2020 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. For borrowings under the facility on and after March 24, 2020, each new borrowing generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an agreed upon additional rate.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$190,995	$110,141
Cost of revenue(1)	178,116	107,388
Gross profit	12,879	2,753
Operating expenses
Technology and development(1)	20,274	15,556
Marketing(1)	25,708	33,201
General and administrative(1)	24,327	21,448
Total operating expenses	70,309	70,205
Loss from operations	(57,430)	(67,452)
Interest income	1,103	2,316
Interest expense	(2,444)	(2,136)
Other income (expense), net	(1,346)	92
Net loss	$(60,117)	$(67,180)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$1,638	$1,465
Technology and development	3,648	2,656
Marketing	375	286
General and administrative	1,550	1,999
Total	$7,211	$6,406

	Three Months Ended March 31,
	2020	2019
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue(1)	93.3	97.5
Gross profit	6.7	2.5
Operating expenses
Technology and development(1)	10.6	14.1
Marketing(1)	13.5	30.1
General and administrative(1)	12.7	19.5
Total operating expenses	36.8	63.7
Loss from operations	(30.1)	(61.2)
Interest income	0.6	2.1
Interest expense	(1.3)	(1.9)
Other income (expense), net	(0.7)	0.1
Net loss	(31.5)%	(60.9)%
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2020	2019
	(as a percentage of revenue)
Cost of revenue	0.9%	1.3%
Technology and development	1.9	2.4
Marketing	0.2	0.3
General and administrative	0.8	1.8
Total	3.8%	5.8%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$102,351	$81,314	$21,037	26%
Partner revenue	6,285	4,576	1,709	37
Total real estate services revenue	108,636	85,890	22,746	26
Properties revenue	79,098	21,373	57,725	270
Other revenue	4,250	3,047	1,203	39
Intercompany elimination	(989)	(169)	(820)	485
Total revenue	$190,995	$110,141	$80,854	73
Percentage of revenue
Real estate services revenue
Brokerage	53.6%	73.8%
Partner revenue	3.3	4.2
Total real estate services revenue	56.9	78.0
Properties revenue	41.4	19.4
Other revenue	2.2	2.8
Intercompany elimination	(0.5)	(0.2)
Total revenue	100.0%	100.0%

In the three months ended March 31, 2020, revenue increased by $80.9 million, or 73%, as compared with the same period in 2019. Brokerage revenue represented $21.0 million, or 26%, of the increase. Brokerage revenue grew 26% as compared with 2019, driven by a 27% increase in brokerage transactions and a 1% decrease in real estate services revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Properties revenue represented $57.7 million, or 71%, of the increase. Properties revenue grew 270% as compared with 2019, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 298% increase in the number of properties sold.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$93,562	$80,784	$12,778	16%
Properties	79,299	22,993	56,306	245
Other	6,244	3,780	2,464	65
Intercompany elimination	(989)	(169)	(820)	485
Total cost of revenue	$178,116	$107,388	$70,728	66

Gross profit (loss)
Real estate services	$15,074	$5,106	$9,968	195%
Properties	(201)	(1,620)	1,419	(88)
Other	(1,994)	(733)	(1,261)	172
Total gross profit	$12,879	$2,753	$10,126	368

Gross margin (percentage of revenue)
Real estate services	13.9%	5.9%
Properties	(0.3)	(7.6)
Other	(46.9)	(24.1)
Total gross margin	6.7	2.5

In the three months ended March 31, 2020, total cost of revenue increased by $70.7 million, or 66%, as compared with the same period in 2019. This increase in cost of revenue was primarily attributable to a $51.9 million increase in home purchase costs and related capitalized improvements, due to selling more homes by our properties business, and a $11.2 million increase in personnel costs and transaction bonuses due to increased headcount and increased brokerage transactions, respectively.

For the three months ended March 31, 2020, total gross margin increased 420 basis points as compared with the same period in 2019, driven primarily by improvements in real estate services and properties gross margin, partially offset by a decrease in other gross margin.

For the three months ended March 31, 2020, real estate services gross margin increased 800 basis points as compared with the same period in 2019. This was primarily attributable to a 540 basis-point decrease in personnel costs and transaction bonuses, and a 200 basis-point decrease in home-touring and field costs, each as a percentage of revenue.

For the three months ended March 31, 2020, properties gross margin increased 730 basis points as compared with the same period in 2019. This was primarily attributable to a 370 basis-point decrease in personnel costs and transaction bonuses, and a 310 basis-point decrease in home purchase costs and related capitalized improvements, each as a percentage of revenue.

For the three months ended March 31, 2020, other gross margin decreased 2,280 basis points as compared with the same period in 2019. This was primarily attributable to a 2,360 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$20,274	$15,556	$4,718	30%
Marketing	25,708	33,201	(7,493)	(23)
General and administrative	24,327	21,448	2,879	13
Total operating expenses	$70,309	$70,205	$104	0
Percentage of revenue
Technology and development	10.6%	14.1%
Marketing	13.5	30.1
General and administrative	12.7	19.5
Total operating expenses	36.8%	63.7%

For the three months ended March 31, 2020, technology and development expenses increased by $4.7 million, or 30%, as compared with the same period in 2019. The increase was primarily attributable to a $3.9 million increase in personnel costs and a $0.3 million increase in occupancy and office expenses, each due to increased headcount.

For the three months ended March 31, 2020, marketing expenses decreased by $7.5 million, or 23%, as compared with the same period in 2019. The decrease was attributable to a $6.1 million decrease in mass media advertising including digital channels, and a $1.7 million decrease in performance advertising, in each case due, in part, to our suspension of advertising campaigns in March as a result of COVID-19. This was partially offset by a $0.2 million increase in marketing production costs.

For the three months ended March 31, 2020, general and administrative expenses increased by $2.9 million, or 13%, as compared with the same period in 2019. The increase was primarily attributable to a $1.6 million increase in outside services expenses, primarily Internet-based software services and training programs, a $0.6 million increase in personnel costs, largely the result of increases in headcount to support continued growth, and a $0.4 million increase in corporate events costs.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $213.9 million and investments of $101.8 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, and U.S. treasury securities.

Also as of March 31, 2020, we had $143.8 million aggregate principal amount of convertible senior notes outstanding. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted, and interest is payable in arrears on January 15 and July 15 of each year.

On April 1, 2020, we issued (i) 4,484,305 shares of our common stock, at a price of $15.61 per share, and (ii) 40,000 shares of our convertible preferred stock, at a price of $1,000 per share, for aggregate gross proceeds of $110.0 million. Unless earlier redeemed or converted, on November 30, 2024, we will be required to redeem any outstanding shares of the preferred stock, and each holder may elect to receive cash, shares of our common stock, or a combination of cash and shares, as payment for the preferred stock that it holds. Dividends will accrue on each $1,000 of the preferred stock at a rate of 5.5% per year and are payable quarterly in arrears on the first day following the end of each calendar quarter, with the first dividend payable on July 1, 2020. Assuming we satisfy certain conditions, we will pay dividends in shares of our common stock, but if we fail to satisfy those conditions, we will be required to pay dividends in cash.

With respect to the cash outlay for our RedfinNow business, for the three months ended March 31, 2020, we relied (i) on a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 4 to our consolidated financial statements for more information on changes to inventory related to home purchases, additions to inventory from capitalized improvements, and relief of inventory from the sales of homes for our properties business. See Note 14 to our consolidated financial statements for more information regarding the secured revolving credit facility.

As discussed in "COVID-19 Impact and Associated Actions," our RedfinNow business temporarily paused making offers on homes on March 17, 2020 and resumed making offers in select markets in May. Even with its resumption of making offers, we expect that our cash outlay for costs related to our RedfinNow business will significantly decrease for the three months ending June 30, 2020, compared to the three months ended March 31, 2020. Additionally, since March 31, 2020, RedfinNow has made additional borrowings under the secured revolving credit facility to fund the home purchase price for homes that it purchased prior to March 17, 2020 or that it was under contract to purchase on that date. As of April 30, 2020, outstanding borrowings under the facility was $32 million.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. Historically, it has relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that it originates. Once our mortgage business sells a loan in the secondary mortgage market, it uses the proceeds to reduce the outstanding balance under the related facility. See Note 14 to our consolidated financial statements and the discussion under "Risks Related to Our Indebtedness" in Part II, Item 1A for more information regarding these warehouse credit facilities, including our mortgage business's failure to satisfy a financial covenant under two facilities.

We believe that our existing cash and cash equivalents (including the $110 million in gross proceeds from our April 1, 2020 capital stock issuances) and investments, together with cash we expect to generate from future operations, borrowings from our properties business's secured revolving credit facility and our mortgage business's warehouse credit facilities, and the cost savings resulting from the actions we have taken in response to COVID-19, will provide sufficient liquidity to meet our operational needs, satisfy payments required by our convertible preferred stock, and fulfill our debt obligations. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(43,449)	$(47,157)
Net cash used in investing activities	(3,468)	(3,151)
Net cash provided by financing activities	30,206	17,342

Net Cash Used In Operating Activities

Our operating cash flows result primarily from cash generated by commissions paid from our real estate services business and sales of homes from our properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, and outside services costs. Additionally, our mortgage business generates a significant amount of operating cash flow activity from the origination and sale of loans held for sale.

Net cash used in operating activities was $43.4 million for the three months ended March 31, 2020, primarily attributable to a net loss of $60.1 million, offset by $14.9 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, impairment charge on our cost method investment, and other non-cash items. Changes in assets and liabilities decreased cash used in operating activities by $1.7 million driven primarily by a $20.4 million increase in accrued liabilities, primarily related to timing of payments, a $5.3 million decrease in prepaid expenses. This was partially offset by an increase of $21.5 million in net loans held for sale related to our mortgage business. A majority of the loans held for sale as of March 31, 2020 have been subsequently sold.

Net cash used in operating activities was $47.2 million for the three months ended March 31, 2019, primarily attributable to a net loss of $67.2 million, offset by $10.8 million of non-cash items related to stock based compensation, depreciation and amortization, and amortization of debt discounts and issuance costs. Changes in assets and liabilities decreased cash used in operating activities by $9.3 million driven primarily by a $36.7 million increase in accounts payable and accrued liabilities related to timing of marketing payments. This was partially offset by an increase of $15.6 million in inventory related to our properties business and a $10.8 million increase in net loans held for sale related to our mortgage business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2020, primarily attributable to $2.5 million of capitalized software development expenses. Additionally, we had $33.2 million of maturities and sales of investments that was offset by $33.3 million of purchases of similar type investments.

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2019, primarily attributable to $1.5 million of capitalized software development expenses and $1.0 million related to equipment, furnishings, and leasehold improvements for new or expansion of existing office spaces.

Net Cash Provided By Financing Activities

Our primary financing activities have come from our initial public offering in August 2017, our follow-on offerings of common stock and convertible senior notes in July 2018, and the sale of shares pursuant to stock option exercises and ESPP. Additionally, our mortgage business generates a significant amount of financing cash flow activity due to borrowings from and repayments to its warehouse credit facilities. Furthermore, in July 2019, a special purpose entity for our properties business entered in to a secured revolving credit facility to support financing home purchases in our properties segment.

Net cash provided by financing activities was $30.2 million for the three months ended March 31, 2020, primarily attributable to a $21.3 million increase in our net borrowings under warehouse credit facilities and $4.5 million in net borrowings under the secured revolving credit facility.

Net cash provided by financing activities was $17.3 million for the three months ended March 31, 2019, primarily attributable to $10.5 million increase in our net borrowings under warehouse credit facilities and $3.7 million in proceeds from the sale of shares under our equity compensation plans.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are described in Note 1 of our annual report for the year ended December 31, 2019, and there have been no material changes to those critical accounting policies and estimates.

Recent Accounting Standards

See Note 1 to our consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

As of March 31, 2020, we had cash and cash equivalents of $213.9 million and investments of $101.8 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. We estimate a 100 basis-point decline in interest rates, occurring throughout the second quarter of 2020, will not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. If the value of the loans held for sale and mortgage-backed securities do not correlate as expected, then our hedging activity will be less effective and there will be an impact on the profitability of the loans we originate. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 3 to our consolidated financial statements for a summary of the fair value of our IRLCs and forward sales commitments.

We are subject to interest rate risk on borrowings under the secured revolving credit facility used to support the financing of home purchases by our properties business. As of March 31, 2020, outstanding borrowings under the facility were $8.9 million. Borrowings under the facility generally bear interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an applicable margin. See Note 14 to our consolidated financial statements for a description of the facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the second quarter of 2020, we estimate a 100 basis-point increase in the interest rate applicable to outstanding borrowings will not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2019. You should carefully consider the risks described below, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Risks Related to Our Business and Industry

COVID-19's social and economic impacts have significantly and adversely affected our business and, for at least the foreseeable future, will continue to significantly and adversely affect our business.

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our number of real estate services transaction, RedfinNow's ability to sell homes that it owns, the number of loans our mortgage business originates and potentially resells, and the number of deals our title and settlement business closes. COVID-19's social and economic impacts have significantly and adversely affected, and for at least the foreseeable future, will continue to significantly and adversely affected, residential real estate transaction volume.

The public health risks posed by COVID-19 have prompted city, county, and state governments in most of the markets where we operate to implement shelter-in-place, stay-at-home, or similar isolation orders. Some of these orders do not permit or severely restrict in-person activities associated with residential real estate transactions. In markets subject to those orders, we have ceased our in-person operations and are conducting business only virtually and electronically. Even in markets where we have continued in-person operations, COVID-19 has had the practical effect of limiting residential real estate transactions in those markets. For example, to protect the health of our customers, agents, and communities, we are currently not hosting open houses for listings where we represent the home seller, and this decision may adversely affect our number of real estate services transactions and any related mortgage loan originations and title and settlement deals. Furthermore, we believe that, as a result of COVID-19, there has been a significant decline in a desire for in-person interactions and physical home tours that have historically been important aspects of the homebuying and home selling process. For example, we believe that potential home sellers may not be listing their homes for sale due to health concerns resulting from physical home tours by homebuyers unknown to them. Likewise, potential homebuyers may not physically tour homes listed for sale by home sellers unknown to them. These changes in social behavior have resulted, and will likely continue to result, in fewer people seeking to buy homes and fewer people listing homes for sale, thereby reducing the volume of residential real estate transactions throughout the markets in which we operate. This reduced volume may continue at least until the time that the health concerns and social behavioral changes stemming from COVID-19 substantially subsides and reverses, respectively.

In addition to its social impacts, COVID-19 has also adversely affected, and will continue to adversely affect, our business due to its economic impacts, which include the following:

•	increased unemployment rates and stagnant or declining wages;

•	decreased consumer confidence in the economy and recessionary conditions;

•	volatility and declines in the stock market and lower yields on individuals' investment portfolios; and

•	more stringent mortgage financing conditions, including increased down payment requirements.

We believe that these economic impacts have resulted in, and expect that they will continue to result in, a lower volume of residential real estate transactions by reducing the potential number of homebuyers. We expect that COVID-19's economic impacts will continue to adversely affect transaction volume even following the time when its health concerns and social impacts have subsided.

In addition to the volume of residential real estate transactions, our success also depends on the U.S. residential real estate industry not experiencing a significant decline in the prices at which homes are bought and sold. If home transaction prices decline, and especially if the decline occurs at an accelerated rate, our business will be adversely effected.

Our business is concentrated in certain geographic markets. Disruptions in these markets or events that disproportionately affect these markets could harm our business. Furthermore, our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the quarter ended March 31, 2020, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

Local and regional conditions, including those arising from COVID-19's social and economic impacts discussed elsewhere in this Item 1A, in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events, such as COVID-19, may adversely and disproportionately affect demand for and sales prices of homes in these markets. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could result in a decline in our revenue and harm our business.

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent people migrate to cities outside of these markets due to lower home prices or other factors, such as COVID-19, and this migration continues to take place over the long-term, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have historically generated most of our revenue. If we are unable to effectively adapt to any shift, including failing to increase revenue from other markets, then our financial performance may be harmed.

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

For example, COVID-19 has, for at least the short-term, affected the way that customers tour homes and interact with their real estate agent, as more tours and interactions have shifted towards electronic or virtual mediums. While we have updated our technology offerings in an attempt to respond to this change, there is no assurance that customers will adopt our updated technology offerings over those of our competitors. To the extent that the shift in customer touring and interaction develop into a long-term trend and we fail to update our technology offerings to respond to this shift, then we may be unable to attract potential customers. Furthermore, it is also possible that customers will revert to more traditional ways of touring homes and interacting with their agents when COVID-19's social impacts have subsided. In that scenario, our updated technology offerings focused on electronic or virtual mediums may become obsolete or less frequently used than we anticipated, and we will be unable to recoup the costs that we have incurred and are currently incurring in developing these offerings.

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

Homes that RedfinNow owns may also rapidly lose in value or become more difficult to sell for an acceptable price due to changing market conditions, natural disasters, or other forces outside of our control, including COVID-19's social and economic impacts discussed elsewhere in this Item 1A. RedfinNow's geographic concentration in four states - California, Colorado, Nevada, and Texas - particularly exposes it to the factors affecting home value and saleability in those states that may not apply to the United States generally. As a result, we may be required to significantly write down the inventory value of homes and, to the extent we are able to resell homes at all, resell them at a price that is substantially less than our costs of acquiring and renovating the homes. For the three months ended March 31, 2020, we recorded a net write-down of $0.7 million of RedfinNow inventory.

The net proceeds that Redfin Mortgage receives from its sale of mortgage loans that it originates may not exceed the loan amount. Additionally, Redfin Mortgage may also be unable to sell its originated loans at all. In that situation, Redfin Mortgage will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Redfin Mortgage. Redfin Mortgage’s inability to sell its originated loans could also expose us to adverse market conditions affecting mortgage loans.

Redfin Mortgage intends to sell the mortgage loans that it originates to investors in the secondary mortgage market. Redfin Mortgage's ability to sell its originated loans in the secondary market, and receive net proceeds from the sale that exceed the loan amount, depends largely on there being sufficient liquidity in the secondary market and its compliance with contracts with investors who have purchased the loans.

COVID-19 has adversely affected, and will likely continue to adversely affect, Redfin Mortgage's ability to receive net proceeds from the sale of originated loans that exceed the loan amount. COVID-19 has also increased the risk that Redfin Mortgage (i) may be unable to sell originated loans at all or (ii) will be required to repurchase an originated loan that it had previously sold to an investor. We expect that investors will be less likely to purchase certain loans due to the (i) ability of borrowers of qualified mortgage loans to seek forbearance of loan payments for up to 12 months under the CARES Act or similar legislation and (ii) potentially increased financial hardship faced by some borrowers as a result of COVID-19's economic impacts discussed elsewhere in this Item 1A. Furthermore, with respect to originated loans that Redfin Mortgage has already sold to investors, Redfin Mortgage may be obligated to repurchase the loan from, or pay additional fees to, the investor if the borrower seeks forbearance for a monthly loan payment before the investor has sold the loan to a government-sponsored enterprise, such as Fannie Mae and Freddie Mac.

If Redfin Mortgage were unable to sell its originated loans, either initially or following a repurchase, then it may need to establish a servicing platform or hire a third party to service the loans. Redfin Mortgage does not currently have a robust servicing platform and establishing such a platform may result in significant costs and require substantial time and resources from its management. Additionally, Redfin Mortgage may be unable to retain a third-party servicer on economically feasible terms.

To the extent that Redfin Mortgage is unable to sell its originated loans, either initially or following a repurchase, we would be exposed to adverse market conditions, including those stemming from COVID-19, affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if Redfin Mortgage borrowed under one of its warehouse credit facilities for the loan, then it will be required to repay the borrowed amount, which reduces our cash on hand that is available for other corporate uses. Finally, if a homeowner were unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. Redfin Mortgage does not currently have processes to foreclose a home, and it may be unable to establish such processes or retain a third party on economically feasible terms to foreclose the home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to Redfin Mortgage.

Our decision to launch new service offerings or expand existing service offerings into new markets may consume significant financial and other resources and may not achieve the desired results.

We regularly evaluate launching new service offerings or expanding our brokerage and non-brokerage services into new markets. Any launch or expansion may require significant expenses and the time of our key personnel, particularly at the outset of the process. New service offerings or markets may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Notwithstanding the expenses and time devoted to launching a new service offering or expanding an existing service offering into a new market, we may fail to achieve the financial and market share goals associated with the expansion.

For example, in response to COVID-19, we recently launched several new offerings that have historically not been frequently used in the residential real estate industry. These include: (i) video-chat tours of a home led by one of our lead agents; (ii) an option for potential homebuyers to use our mobile application to unlock the door and tour certain vacant homes where we represent the home seller; and (iii) live-video open houses in some of our markets. Furthermore, use of our virtual walkthrough feature for some Redfin-listed homes and electronic closing through our mortgage and title and settlement businesses have both increased since the beginning of March 2020. These methods for homebuyers to tour a home, and for home sellers to make their homes available for tour, and for both parties to close a residential real estate transaction have not been widely adopted in the residential real estate industry. Accordingly, there is uncertainty regarding regulatory issues associated with these methods, and we may be subject to government enforcement actions or third-party claims due to our new offerings or increased use of existing offerings.

Our website is hosted at a single facility, the failure of which could interrupt our website and mobile application.

Our website and mobile application are hosted at a single facility in Seattle, Washington. If this facility experiences outages or downtimes for any reason, including human error, natural disaster, power loss, telecommunications failure, physical or electronic break-ins, terrorist attack, act of war, or other forces outside of our control, we could suffer a significant interruption of our website and mobile application while we implement the disaster recovery procedures we have developed to restore the function of our website and mobile application on a cloud-based hosting service. This service interruption may be extended if we discover previously unknown errors in our disaster recovery procedures.

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

Additionally, given the relative frequency of in-person interactions our employees and associate agents have with homebuyers and home sellers, as well as our role in representing a homebuyer or home seller in a residential real estate transaction, we may become subject to third-party or employee claims arising from individuals who contract COVID-19 following in-person real estate services that we provide. Any such claims may raise novel legal issues for which little or no jurisprudence exists.

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

As described in Part II, Item 1, we are currently the subject of a claim alleging that we had misclassified our associate agents as independent contractors instead of employees. While we have previously settled similar complaints, there is no assurance that we will be able to settle this claim on similar terms or at all. Accordingly, this complaint may be costly to resolve, require significant time from management, result in negative publicity, or require us to change certain business practices related to our associate agents. Furthermore, we may be subject to additional lawsuits or administrative proceedings for similar claims, which may have similar negative effects on us.

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

We may fail to maintain an effective system of disclosure controls or internal control over financial reporting as our employees work in a remote environment or as we grow our business.

We have established, and intend to maintain, effective disclosure controls and internal control over financial reporting. However, we may fail to maintain effective control systems due to our employees continuing to work in a remote environment or as we grow our business.

As a result of COVID-19, most of our employees - including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting - are working, and may continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

Additionally, as our current lines of business grow or if we enter into new lines business, we may need to develop new, or revise existing, controls. Any failure to develop new, or revise existing, controls could result in our failure to maintain effective disclosure controls or internal control over financial reporting.

Any failure to maintain effective control systems could cause us to not meet our financial reporting obligations, require us to restate previously issued financial statements, or cause investors to lose confidence in our reported financial statements, even after we remedy the failure.

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance may not cover one hundred percent of the costs and losses from all events, including those arising from litigation or other actions related directly or indirectly to COVID-19. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage, in the future on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

Risks Related to Our Indebtedness

If Redfin Mortgage is unable to obtain sufficient financing through warehouse credit facilities to fund its origination of mortgage loans, then we may be unable to grow our mortgage origination business.

Redfin Mortgage relies on borrowings from its warehouse credit facilities to fund substantially all of the mortgage loans that it originates. See Note 14 to our consolidated financial statements for the current terms of Redfin Mortgage's warehouse credit facilities. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. If it were unable to receive the necessary capacity on acceptable terms, and did not have sufficient liquidity or established operations to fund originations itself, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Redfin Mortgage has historically been unable to meet certain financial covenants contained in its warehouse credit facilities. While each lender has historically waived these breaches of the financial covenants, there is no assurance that every lender will continue to do so in the event of future covenant breaches, especially in light of the economic environment that has resulted from COVID-19. If a lender were to enforce its remedies for a future breach, which may include the right to seize pledged mortgage loans and obtain rights and income related to the loans, then Redfin Mortgage may lose a portion of its assets and will be unable to rely on the facility to fund its mortgage originations, which may adversely affect Redfin Mortgage's business.

Risks Related to Our Convertible Preferred Stock

We may be required to make cash payments to our preferred stockholders before our preferred stock's final redemption date of November 30, 2024, and any cash payments may materially reduce our net working capital.

On November 30, 2024, we will be required to redeem all shares of our convertible preferred stock then outstanding and pay accrued dividends on those shares. A preferred stockholder has the option of receiving cash, shares of our common stock, or a combination of cash and shares for this redemption. However, before this redemption, we may be required to make cash payments to our preferred stockholders in the two situations described below, and any such cash payments will reduce our cash available for other corporate uses and may materially reduce our net working capital.

Dividends accrue on each $1,000 of our outstanding convertible preferred stock at a rate of 5.5% per year and are payable quarterly. Assuming we satisfy the "equity conditions" (as defined in the certificate of designation governing our preferred stock), we will pay dividends in shares of our common stock. However, if we fail to satisfy these conditions, then we must pay cash dividends in amount equal to (i) the number of shares of our common stock that we would have issued as dividends, assuming we satisfied the conditions, multiplied by (ii) the volume-weighted average closing price of our common stock for the ten trading days preceding the date the dividends are payable.

A preferred stockholder has the right to require us to redeem its preferred stock for cash following the occurrence of a "triggering event" (as defined in the certificate of designation governing our preferred stock). The cash payment, for each share of preferred stock, would equal the sum of (i) $1,000, (ii) any accrued dividends on the preferred stock, and (iii) an amount equal to all scheduled dividend payments (excluding any accrued dividends) on the preferred stock for all remaining dividend periods from the date the preferred stockholder requests redemption through November 29, 2024.

The dividends payable upon, and any conversion or redemption of, our convertible preferred stock will dilute the ownership interest of our common stockholders and may depress the price of our common stock.

Assuming we satisfy certain conditions, we will pay dividends that have accrued on our convertible preferred stock in shares of our common stock. We may also issue shares of our common stock upon (i) a preferred stockholder's conversion of its shares of preferred stock or (ii) the automatic conversion of our preferred stock upon the satisfaction of certain conditions. Furthermore, a preferred stockholder may request to receive shares of our common stock upon our redemption of the preferred stock (i) on November 30, 2024 and (ii) following the occurrence of certain events and the preferred stockholder requests redemption. The issuance of our common stock in these situations will dilute the ownership interests of our common stockholders and may depress the trading price of our common stock.

Risks Relating to Ownership of Our Common Stock

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

Our restated certificate of incorporation further provides that, unless we consent in writing to an alternative forum, the U.S. federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933. Notwithstanding this provision, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	April 1, 2020
10.1
Amendment No. 2 to Loan and Security Agreement, made as of March 27, 2020, by and among RedfinNow Borrower LLC, RedfinNow Pledgor LLC, Redfin Corporation, the Lenders party hereto, and Goldman Sachs Bank USA, as Administrative Agent
X
10.2	Securities Purchase Agreement, dated as of March 29, 2020, by and between Redfin Corporation and Durable Capital Master Fund LP				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 7, 2020	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 7, 2020	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)