Form 10-Q
period 2020-09-30
Redfin Corp
filed 2020-11-05
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

The registrant had 102,344,011 shares of common stock outstanding as of October 29, 2020.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes and the 2025 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility with Goldman Sachs, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us"," and "our" refer only to Redfin Mortgage, LLC.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$371,573	$234,679
Restricted cash	16,393	12,769
Short-term investments	129,809	70,029
Accounts receivable, net	41,085	19,223
Inventory	24,993	74,590
Loans held for sale	41,921	21,985
Prepaid expenses	7,698	14,822
Other current assets	5,189	3,496
Total current assets	638,661	451,593
Property and equipment, net	42,210	39,577
Right-of-use assets, net	45,392	52,004
Long-term investments	17,072	30,978
Goodwill and intangibles, net	11,138	11,504
Other non-current assets	8,776	10,557
Total assets	$763,249	$596,213
Liabilities, mezzanine equity and stockholders' equity
Current liabilities
Accounts payable	$3,375	$2,122
Accrued liabilities	57,517	38,022
Other payables	10,550	7,884
Warehouse credit facilities	40,308	21,302
Secured revolving credit facility	14,923	4,444
Convertible senior notes, net	124,495	—
Current lease liabilities	11,682	11,408
Total current liabilities	262,850	85,182
Non-current lease liabilities and deposits	51,597	59,869
Convertible senior notes, net	—	119,716
Non-current payroll tax liabilities	8,711	—
Total liabilities	323,158	264,767
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 and no shares issued and outstanding, respectively	39,812	—
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 100,241,416 and 93,001,597 shares issued and outstanding, respectively	100	93
Additional paid-in capital	684,219	583,097
Accumulated other comprehensive income	308	42
Accumulated deficit	(284,348)	(251,786)
Total stockholders’ equity	400,279	331,446
Total liabilities, mezzanine equity and stockholders’ equity	$763,249	$596,213

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Service	$217,280	$158,519	$469,893	$405,160
Product	19,636	80,164	171,683	141,445
Total revenue	236,916	238,683	641,576	546,605
Cost of revenue
Service	122,583	104,397	314,842	297,320
Product	21,261	80,909	174,744	144,807
Total cost of revenue	143,844	185,306	489,586	442,127
Gross profit	93,072	53,377	151,990	104,478
Operating expenses
Technology and development	22,452	18,801	60,687	50,421
Marketing	12,421	8,361	47,611	68,611
General and administrative(1)	21,190	18,779	68,539	57,881
Total operating expenses	56,063	45,941	176,837	176,913
Income (loss) from operations	37,009	7,436	(24,847)	(72,435)
Interest income	319	1,576	1,859	5,804
Interest expense	(2,522)	(2,274)	(7,631)	(6,564)
Other income (expense), net	(640)	44	(1,943)	172
Net income (loss)	$34,166	$6,782	$(32,562)	$(73,023)
Dividend on convertible preferred stock	(1,530)	—	(2,814)	—
Undistributed earnings attributable to participating securities	(653)	—	—	—
Net income (loss) attributable to common stock—basic and diluted	$31,983	$6,782	$(35,376)	$(73,023)
Net income (loss) per share attributable to common stock—basic	$0.32	$0.07	$(0.36)	$(0.80)
Weighted average shares of common stock—basic	99,840,144	91,994,731	97,365,122	91,279,086
Net income (loss) per share attributable to common stock—diluted	0.30	0.07	(0.36)	(0.80)
Weighted average shares of common stock—diluted	107,607,711	97,171,270	97,365,122	91,279,086

Other comprehensive income (loss)
Net income (loss)	$34,166	$6,782	$(32,562)	$(73,023)
Foreign currency translation adjustments	6	(10)	(16)	28
Unrealized gain (loss) on available-for-sale securities	(139)	(8)	282	(2)
Total comprehensive income (loss)	$34,033	$6,764	$(32,296)	$(72,997)

(1) Includes direct and incremental costs related to COVID-19 of $321 and $7,846, which are partially offset by $56 and $1,348 in employee retention credits allowed under the CARES Act, for the three and nine months ended September 30, 2020, respectively.

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(32,562)	$(73,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,581	6,366
Stock-based compensation	25,764	19,792
Amortization of debt discount and issuance costs	5,254	4,674
Non-cash lease expense	6,821	4,727
Impairment costs	2,063	—
Other	(693)	(401)
Change in assets and liabilities:
Accounts receivable, net	(21,862)	(9,071)
Inventory	49,597	(82,766)
Prepaid expenses and other assets	5,168	(82)
Accounts payable	851	579
Accrued liabilities, other payables, and non-current payroll tax liabilities	28,469	18,994
Lease liabilities	(8,368)	(5,095)
Origination of loans held for sale	(479,153)	(285,182)
Proceeds from sale of loans originated as held for sale	459,605	267,850
Net cash provided by (used in) operating activities	51,535	(132,638)
Investing activities
Purchases of property and equipment	(10,391)	(12,821)
Purchases of investments	(135,118)	(106,063)
Sales of investments	6,583	1,005
Maturities of investments	82,772	4,900
Net cash used in investing activities	(56,154)	(112,979)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	39,801	—
Proceeds from the issuance of common stock, net of issuance costs	69,701	—
Proceeds from the issuance of shares resulting from employee equity plans	15,119	10,869
Tax payments related to net share settlements on restricted stock units	(10,987)	(2,856)
Borrowings from warehouse credit facilities	473,283	280,129
Repayments to warehouse credit facilities	(454,277)	(262,875)
Borrowings from secured revolving credit facility	57,378	—
Repayments to secured revolving credit facility	(46,899)	—
Other payables—deposits held in escrow	2,097	637
Principal payments for finance lease obligations	(59)	—
Cash paid for debt issuance costs	(4)	(152)
Net cash provided by financing activities	145,153	25,752
Effect of exchange rate changes on cash and cash equivalents	(16)	28
Net change in cash, cash equivalents, and restricted cash	140,518	(219,837)
Cash, cash equivalents, and restricted cash:
Beginning of period	247,448	439,055
End of period	$387,966	$219,218
Supplemental disclosure of cash flow information
Cash paid for interest	3,001	2,460
Non-cash transactions
Stock-based compensation capitalized in property and equipment	1,714	931
Property and equipment additions in accounts payable and accrued liabilities	973	404
Leasehold improvements paid directly by lessor	37	4,298

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	—	$—	91,777,537	$92	$562,894	$(250,785)	$44	$312,245
Issuance of common stock pursuant to employee stock purchase program	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	297,475	—	1,897	—	—	1,897
Issuance of common stock pursuant to settlement of restricted stock units	—	—	195,840	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(58,536)	—	(1,064)	—	—	(1,064)
Stock-based compensation	—	—	—	—	7,880	—	—	7,880
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)
Net income	—	—	—	—	—	6,782	—	6,782
Balance, September 30, 2019	—	$—	92,212,316	$92	$571,607	$(244,004)	$26	$327,721

Balance, June 30, 2020	40,000	$39,801	99,394,432	$99	$673,234	$(318,514)	$441	$355,260
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	567,854	1	3,997	—	—	3,998
Issuance of common stock pursuant to settlement of restricted stock units	—	—	353,160	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(104,670)	—	(4,922)	—	—	(4,922)
Stock-based compensation	—	—	—	—	11,910	—	—	11,910
Other comprehensive loss	—	—	—	—	—	—	(133)	(133)
Net income	—	—	—	—	—	34,166	—	34,166
Balance, September 30, 2020	40,000	$39,812	100,241,416	$100	$684,219	$(284,348)	$308	$400,279

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to employee stock purchase program	—	—	262,110	—	3,246	—	—	3,246
Issuance of common stock pursuant to exercise of stock options	—	—	1,397,074	2	7,665	—	—	7,667
Issuance of common stock pursuant to settlement of restricted stock units	—	—	562,755	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(160,964)	—	(2,856)	—	—	(2,856)
Stock-based compensation	—	—	—	—	20,723	—	—	20,723
Other comprehensive income	—	—	—	—	—	—	26	26
Net loss	—	—	—	—	—	(73,023)	—	(73,023)
Balance, September 30, 2019	—	$—	92,212,316	$92	$571,607	$(244,004)	$26	$327,721

Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,812	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Issuance of common stock pursuant to employee stock purchase program	—	—	186,925	—	3,436	—	—	3,436
Issuance of common stock pursuant to exercise of stock options	—	—	1,825,684	2	11,500	—	—	11,502
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,017,675	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(305,410)	—	(10,987)	—	—	(10,987)
Stock-based compensation	—	—	—	—	27,477	—	—	27,477
Other comprehensive income	—	—	—	—	—	—	266	266
Net loss	—	—	—	—	—	(32,562)	—	(32,562)
Balance, September 30, 2020	40,000	$39,812	100,241,416	$100	$684,219	$(284,348)	$308	$400,279

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2020, the statements of comprehensive income (loss) and statements of changes in mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the statement of cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any interim period or for any other future year.

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

In April 2020, we reduced our number of employees by approximately 400 people and placed an additional 1,000 employees on furlough. As of the effective date of any furlough, we provided transition pay to each employee and for any employee enrolled in our health-care benefit plans, we continued to provide benefits through the duration of their furlough. These actions taken in response to the economic impact of COVID-19 on our business resulted in a charge of $321 and $7,846 for the three and nine months ended September 30, 2020, respectively. These costs are included in general and administrative expenses, as these costs were determined to be direct and incremental, and not related to revenue generating activities. These costs were partially offset by $56 and $1,348 in employee retention credits claimed under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for the three and nine months ended September 30, 2020, respectively, which are also included as a reduction to general and administrative expenses. Pursuant to the CARES Act, we elected to defer eligible payroll taxes beginning in April 2020, which will be due in two equal installments in 2021 and 2022.

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

Index to Notes to Financial Statements

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

Available-for-sale

Our short-term and long-term investments consist primarily of U.S. treasury securities, including inflation protected securities, and other federal or local government issued securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive income. Available-for-sale securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve is charged against the fair value of an available-for-sale debt security when it is identified, with a credit loss charged against net earnings. We review factors to determine whether an expected credit loss exists based on credit quality indicators, such as the extent to which the fair value as of the reporting date is less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security, and any changes to the credit rating of the security by a rating agency. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

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

Mezzanine Equity—We have issued convertible preferred stock that we have determined is a financial instrument with both equity and debt characteristics and are such classified as mezzanine equity in our consolidated financial statements. The instrument is initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criteria, we will accrete the carrying value to the

Index to Notes to Financial Statements

redemption value based on the effective interest method over the remaining term. To assess classification, we review all features of the instrument, including mandatory redemption features and conversion features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We have evaluated our convertible preferred stock and determined that its nature is that of an equity host and no material embedded derivatives exist that would require bifurcation on our balance sheet. See Note 11 for more information.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and advertising production costs as of the first date the advertisement takes place. Advertising costs totaled $9,374 and $5,279 for the three months ended September 30, 2020 and 2019, respectively, and $38,961 and $59,357 for the nine months ended September 30, 2020 and 2019, respectively, and are included in marketing expenses. Advertising production costs totaled $8 and $17 for the three months ended September 30, 2020 and 2019, respectively, and $209 and $166 for the nine months ended September 30, 2020 and 2019, respectively, and are included in marketing expenses.

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

Recently Issued Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board issued authoritative guidance under ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. This guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result, after adoption, entities will not separately present in equity an embedded conversion feature in such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion features from stockholders' equity to liabilities as it relates to certain convertible debt instruments. Additionally, this guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We have not yet completed our assessment of the impact of the new standard on our consolidated financial statements.

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

Index to Notes to Financial Statements

We generate revenue primarily from commissions and fees charged on real estate services transactions closed by our lead agents or partner agents, and from the sale of homes. Our key revenue components are brokerage revenue, partner revenue, properties revenue, and other revenue.

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real estate services
Brokerage revenue	$194,375	$146,096	$425,269	$372,809
Partner revenue	15,478	8,030	28,269	20,053
Total real estate services revenue	209,853	154,126	453,538	392,862
Cost of revenue	117,944	100,048	300,305	284,447
Gross profit	91,909	54,078	153,233	108,415
Properties
Revenue	19,005	80,164	170,287	141,445
Cost of revenue	20,460	80,909	173,107	144,807
Gross profit	(1,455)	(745)	(2,820)	(3,362)
Other
Revenue	8,503	5,161	19,999	13,490
Cost of revenue	5,885	5,117	18,422	14,065
Gross profit	2,618	44	1,577	(575)
Intercompany eliminations
Revenue	(445)	(768)	(2,248)	(1,192)
Cost of revenue	(445)	(768)	(2,248)	(1,192)
Gross profit	—	—	—	—
Consolidated
Revenue	236,916	238,683	641,576	546,605
Cost of revenue	143,844	185,306	489,586	442,127
Gross profit	93,072	53,377	151,990	104,478
Operating expenses	56,063	45,941	176,837	176,913
Interest income	319	1,576	1,859	5,804
Interest expense	(2,522)	(2,274)	(7,631)	(6,564)
Other income (expense), net	(640)	44	(1,943)	172
Net Income (loss)	$34,166	$6,782	$(32,562)	$(73,023)

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

Index to Notes to Financial Statements

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

Notional Amounts	September 30, 2020	December 31, 2019
Interest rate lock commitments	$74,681	$37,453
Forward sales commitments	116,091	39,447

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Classification	2020	2019	2020	2019
Interest rate lock commitments	Service revenue	$(233)	$(209)	$1,131	$225
Forward sales commitments	Service revenue	553	554	442	312

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$336,821	$336,821	$—	$—
U.S. treasury securities	5,351	5,351	—	—
Total cash equivalents	342,172	342,172	—	—
Short-term investments
U.S. treasury securities	129,809	129,809	—	—
Loans held for sale	41,921	—	41,921	—
Prepaid expenses and other current assets
Interest rate lock commitments	1,965	—	—	1,965
Forward sales commitments	763	—	763	—
Total prepaid expenses and other current assets	2,728	—	763	1,965
Long-term investments
U.S. treasury securities	5,150	5,150	—	—
Agency bonds	11,922	11,922	—	—
Total long-term investments	17,072	17,072	—	—
Total assets	$533,702	$489,053	$42,684	$1,965
Liabilities
Accrued liabilities
Interest rate lock commitments	$404	$—	$—	$404
Forward sales commitments	23	—	23	—
Total liabilities	$427	$—	$23	$404

Index to Notes to Financial Statements

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$221,442	$221,442	$—	$—
Short-term investments
U.S. treasury securities	70,029	70,029	—	—
Loans held for sale	21,985	—	21,985	—
Prepaid expenses and other current assets
Interest rate lock commitments	496	—	—	496
Forward sales commitments	4	—	4	—
Total prepaid expenses and other current assets	500	—	4	496
Long-term investments
U.S. treasury securities	30,978	30,978	—	—
Total assets	$344,934	$322,449	$21,989	$496
Liabilities
Accrued liabilities
Interest rate lock commitments	$58	$—	$—	$58
Forward sales commitments	57	—	57	—
Total liabilities	$115	$—	$57	$58

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key Inputs	Valuation Technique	September 30, 2020	December 31, 2019
Weighted-average pull-through rate	Market pricing	72.0%	78.2%

The following is a summary of changes in the fair value of IRLCs for the period ended September 30, 2020:

Balance, net—January 1, 2020	$430
Issuances of interest rate lock commitments	12,827
Settlements of interest rate lock commitments	(11,299)
Net loss recognized in earnings	(397)
Balance, net—September 30, 2020	$1,561

Changes in fair value recognized during the period relating to assets still held at September 30, 2020	$1,131

There were no transfers into or out of Level 3 financial instruments during the period.

See Note 15 for the carrying amount and estimated fair value of our 2023 notes.

See Note 11 for the carrying amount of our convertible preferred stock.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the nine months ended September 30, 2020 we determined that the fair value of one of our cost method investment in a privately-held company was less than the carrying value of $2,000 based on a variety of impairment indicators, including the historical performance and future prospects of the company; therefore, we recognized a non-cash impairment charge of $499 and $1,919 related to this investment during the three and nine months ended September, 30, 2020, respectively. The impairment charges are included in Impairment costs within our consolidated statement of cash flows and is included in Other income (expense), net within our consolidated statements of

Index to Notes to Financial Statements

comprehensive income (loss). We did not record any other significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2020.

The following table summarizes the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments.

	September 30, 2020
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$29,401	$—	$—	$29,401	$29,401	$—	$—
Money markets funds	336,821	—	—	336,821	336,821	—	—
Restricted cash	16,393	—	—	16,393	16,393	—	—
U.S. treasury securities	140,040	270	—	140,310	5,351	129,809	5,150
Agency bonds	11,900	22	—	11,922	—	—	11,922
Total	$534,555	$292	$—	$534,847	$387,966	$129,809	$17,072

	December 31, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$13,237	$—	$—	$13,237	$13,237	$—	$—
Money markets funds	221,442	—	—	221,442	221,442	—	—
Restricted cash	12,769	—	—	12,769	12,769	—	—
U.S. treasury securities	100,998	31	(22)	101,007	—	70,029	30,978
Total	$348,446	$31	$(22)	$348,455	$247,448	$70,029	$30,978

As of September 30, 2020 and December 31, 2019, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $0 and $46,550, with aggregate unrealized losses of $0 and $22, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of September 30, 2020 and December 31, 2019, we had accrued interest of $103 and $183, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 4: Inventory

The following is a summary of inventory as of the dates presented:

	September 30, 2020	December 31, 2019
Homes for sale	$12,089	$36,982
Homes not available for sale	907	3,163
Homes under improvement	11,997	34,445
Total Inventory	$24,993	$74,590

Inventory costs include direct home purchase costs and any capitalized improvements, net of lower of cost or net realizable value write-downs applied on a specific home basis. As of September 30, 2020 and December 31, 2019, lower of cost or net realizable value write-downs were $56 and $143, respectively. During the nine months ended September 30, 2020 and 2019, we directly purchased $101,759 and $207,011 of homes and sold $149,676 and $125,965 in cost basis of homes, respectively.

Index to Notes to Financial Statements

Note 5: Property and Equipment

The following is a summary of property and equipment as of the dates presented:

	Useful Lives (Years)	September 30, 2020	December 31, 2019
Leasehold improvements	Shorter of lease term or economic life	$29,326	$28,141
Website and software development costs	2-3	31,991	27,602
Computer and office equipment	3	7,008	4,846
Software	3	1,125	595
Furniture	7	7,153	6,965
Construction in progress	N/A	4,393	475
Property and equipment, gross		80,996	68,624
Accumulated depreciation and amortization		(38,786)	(29,047)
Total Property and equipment		$42,210	$39,577

Depreciation and amortization expense for property and equipment amounted to $3,594 and $2,453 for the three months ended September 30, 2020 and 2019, respectively, and $10,215 and $6,018 for the nine months ended September 30, 2020 and 2019, respectively. We capitalized software development costs, including stock-based compensation, of $2,773 and $2,620 for the three months ended September 30, 2020 and 2019, respectively, and $8,286 and $6,595 for the nine months ended September 30, 2020 and 2019, respectively.

Note 6: Leases

The following are the components of lease activity as of the dates presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,123	$2,029	$6,405	$5,814
Operating lease cost(1)	Operating expenses	1,087	865	3,274	2,575
Total operating lease cost		$3,210	$2,894	$9,679	$8,389

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$2	$—	$7	$—
Interest on lease liabilities	Cost of revenue	17	—	51	—
Total finance lease cost		$19	$—	$58	$—

(1) Includes lease expense with initial terms of twelve months or less of $218 and $399 for the three months ended September 30, 2020 and 2019, respectively, and $712 and $1,889 for the nine months ended September 30, 2020 and 2019, respectively.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2020, excluding the nine months ended September 30, 2020	$3,886	$15
2021	15,235	60
2022	14,523	60
2023	13,521	45
2024	12,222	—
Thereafter	22,161	—
Total lease payments	$81,548	$180
Less: Interest and other(1)	18,437	12
Present value of lease liabilities	$63,111	$168

(1) Interest and other consists of interest expense related to capitalized right of use operating lease liabilities of $7,967, interest expense related to capitalized right of use financing lease liabilities of $12, commitments related to operating leases that have not yet commenced, operating leases with initial terms of twelve months or less and deposits from lessees.

Index to Notes to Financial Statements

There were no leases entered into during the nine months ended September 30, 2020 that provided a readily determinable implicit rate; therefore, we used our estimated incremental borrowing rate for each type of lease to discount the lease payments based on information available at lease commencement. Additionally, we evaluated the performance of existing leases in relation to our leasing strategy and have determined that most renewal options would not be reasonably certain to be exercised.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining operating lease term (years)	5.4	6.1
Weighted average remaining finance lease term (years)	3.0	3.8
Weighted average discount rate for operating leases	4.4%	4.4%
Weighted average discount rate for finance leases	5.4%	5.4%

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,584	$7,040
Operating cash flows from finance leases	7	—
Financing cash flows from finance leases	38	—
Right of use assets obtained in exchange for lease liabilities
Operating leases	$354	$50,263
Finance leases	—	—

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

Leases and Other Commitments—We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. Other commitments relate to homes that are under contract to purchase through our properties business but that have not closed, and network infrastructure for our data operations.

The following are future minimum payments due under these agreements as of September 30, 2020:

Index to Notes to Financial Statements

	Leases	Other Commitments
2020, excluding the nine months ended September 30, 2020	$3,901	$23,580
2021	15,295	6,244
2022	14,583	6,602
2023	13,566	—
2024 and thereafter	$34,383	$—
Total future minimum payments	$81,728	$36,426

Note 8: Acquired Intangible Assets

The following are the details of our intangible assets subject to amortization as of the dates presented:

		September 30, 2020			December 31, 2019
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(624)	$416	$1,040	$(546)	$494
Developed technology	10	2,980	(1,788)	1,192	2,980	(1,564)	1,416
Customer relationships	10	860	(516)	344	860	(452)	408
Total		$4,880	$(2,928)	$1,952	$4,880	$(2,562)	$2,318

Acquired intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the expected use of these assets. Amortization expense amounted to $122 and $366 for each of the three and nine months ended September 30, 2020 and 2019, respectively. We will recognize the remaining amortization expense of $1,952 over a four-year period at a rate of $488 per year.

Note 9: Accrued Liabilities

The following are details of accrued liabilities as of the dates presented:

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$44,232	$30,462
Miscellaneous accrued liabilities	13,285	7,560
Total accrued liabilities	$57,517	$38,022

Note 10: Other Payables

Other payables consist primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The following are details of other payables as of the dates presented:

	September 30, 2020	December 31, 2019
Customer deposits	$9,206	$7,109
Miscellaneous payables	1,344	775
Total other payables	$10,550	$7,884

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

Index to Notes to Financial Statements

preferred stock issuance based on the standalone fair value of the issuances, resulting in a fair valuation of $40,000 for the preferred stock, which is also the value of the mandatory redemption amount.

As of September 30, 2020, the carrying value of our convertible preferred stock, net of issuance costs, is $39,812, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on October 1, 2020. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of September 30, 2020, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of September 30, 2020 and December 31, 2019, our amended and restated

Index to Notes to Financial Statements

certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2020 and December 31, 2019, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	September 30, 2020	December 31, 2019
Stock options issued and outstanding	5,924,213	7,792,181
Restricted stock units issued and outstanding or deferred	3,948,967	5,023,412
Shares available for future equity grants	12,155,042	7,100,499
Total shares reserved for future issuance	22,028,222	19,916,092

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Shares available for issuance at beginning of period	3,330,271	2,890,973
Shares issued during the period	186,925	490,717
Total shares available for future issuance at end of period	3,143,346	2,400,256

Stock Options—The following table summarizes activity for stock options for the nine months ended September 30, 2020:

Index to Notes to Financial Statements

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	7,792,181	$7.00	5.28	$111,122
Options exercised	(1,825,684)	6.30
Options forfeited	(31,990)	8.92
Options expired	(10,294)	8.98
Outstanding at September 30, 2020	5,924,213	7.20	4.66	253,117
Options exercisable at September 30, 2020	5,635,344	6.59	4.51	244,262

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of September 30, 2020, there was $1,232 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of 0.87 years. The total fair value of stock options vested for the three months ended September 30, 2020 and 2019 was $9,775 and $6,205, respectively, and $27,640 and $19,021 for the nine months ended September 30, 2020 and 2019, respectively. The total intrinsic value of stock options exercised for the three months ended September 30, 2020 and 2019 was $21,400 and $3,426, respectively, and $47,875 and $17,509 for the nine months ended September 30, 2020 and 2019, respectively.

On June 1, 2019, we granted stock options subject to performance conditions, with a target of 150,000 shares and a maximum 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. None of the options vested during the nine months ended September 30, 2020.

Restricted Stock Units—The following table summarizes activity for restricted stock units for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2020	5,023,412	$18.69
Granted	617,728	30.72
Vested(1)	(1,017,675)	18.98
Forfeited or canceled	(674,498)	19.22
Outstanding or deferred as of September 30, 2020(1)	3,948,967	$20.40

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of September 30, 2020 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2020, there was $69,507 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.46 years.

As of September 30, 2020, there were outstanding 314,999 restricted stock units subject to performance conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the award will vest, subject to the recipient continuing to provide service to us, upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance conditions. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During the nine months ended September 30, 2020, we recognized net expense of $1,493 for share-based compensation for PSUs, which included a reversal of the adjustments incurred for the six months ended June 30, 2020 related to expense from the year ended December 31, 2019 as it is probable of achieving a higher target level of the performance condition as of September 30, 2020. During the nine months ended September 30, 2019, we recognized a net $(126) for share-based compensation expense for PSUs, which included (i) an adjustment of

Index to Notes to Financial Statements

$(610) for the reversal of expense from the year ended December 31, 2018 related to the expense for PSUs we granted during 2018, as the probability of achieving the performance conditions was determined to not be probable, and (ii) an expense of $484 for PSUs granted in 2019.

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation, net of forfeitures, and the amount capitalized in internally developed software and (ii) changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2,574	$1,605	$5,981	$4,398
Technology and development	4,964	3,320	11,736	8,661
Marketing	403	390	1,130	1,025
General and administrative	3,407	2,195	6,917	5,708
Total stock-based compensation	$11,348	$7,510	$25,764	$19,792

We capitalize stock-based compensation related to work performed on internally developed software. There was $563 and $370 of stock-based compensation that was capitalized in the three months ended September 30, 2020 and 2019, respectively, and $1,714 and $931 in the nine months ended September 30, 2020 and 2019, respectively. All capitalized stock-based compensation is related to employees in technology and development.

Note 13: Net Income (Loss) per Share Attributable to Common Stock

Net income (loss) per share attributable to common stock is computed by dividing the net income (loss) attributable to common stock by the weighted-average number of common shares outstanding. We have outstanding stock options, restricted stock units, options to purchase shares under our ESPP, convertible preferred stock, and 2023 notes, which are considered in the calculation of diluted net income per share whenever doing so would be dilutive.

We calculate basic and diluted net income (loss) per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 11.

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$34,166	$6,782	$(32,562)	$(73,023)
Dividend on convertible preferred stock	(1,530)	—	(2,814)	—
Undistributed earnings attributable to participating securities	(653)	—	—	—
Net income (loss) attributable to common stock—basic and diluted	$31,983	$6,782	$(35,376)	$(73,023)
Denominator:
Weighted average shares—basic(1)	99,840,144	91,994,731	97,365,122	91,279,086
Dilutive shares from stock plans	7,767,567	5,176,539	—	—
Weighted average shares—diluted(1)	107,607,711	97,171,270	97,365,122	91,279,086
Net income (loss) per share:
Net income (loss) attributable to common stock—basic	$0.32	$0.07	$(0.36)	$(0.80)
Net income (loss) attributable to common stock—diluted	$0.30	$0.07	$(0.36)	$(0.80)

Index to Notes to Financial Statements

(1) Basic and diluted weighted average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible senior notes, as if converted	4,705,398	—	4,705,398	—
Convertible preferred stock, as if converted	2,040,000	—	2,040,000	—
Stock options outstanding	—	—	5,924,213	8,102,171
Restricted stock units outstanding(1)	—	1,744,366	3,932,539	4,536,677
Employee stock purchase plan	—	—	130,589	283,676
Total	6,745,398	1,744,366	16,732,739	12,922,524

(1) Net of vested restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors. The deferred shares of common stock are included in basic and diluted weighted average shares outstanding. See Note 12 for more information.

Due to the uncertainty in the economic environment as the result of the COVID-19 pandemic and in order to preserve our liquidity, we intend to settle any conversion of our 2023 notes in cash, shares or a combination thereof. The dilutive impact of the notes on our net income (loss) per share is considered using the if-converted method for the three and nine months ended September 30, 2020. For periods ending prior to September 30, 2020, we considered the impact of the notes on our diluted net income (loss) per share based on the treasury stock method as we had the ability, and intent, to settle any conversions of the notes solely in cash at that time. The treasury stock method requires that the dilutive effect of common stock issuable upon conversion of the notes be computed in the periods in which we report net income. For the three and nine months ended September 30, 2019 there was no dilutive impact from the notes.

Note 14: Income Taxes

Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 0% as a result of our recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the nine months ended September 30, 2020 and 2019. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Index to Notes to Financial Statements

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

Lender	Borrowing Capacity as of September 30, 2020	Borrowings as of September 30, 2020	Borrowings as of December 31, 2019
Western Alliance Bank	$50,000	$13,459	$8,489
Texas Capital Bank, N.A.	40,000	19,650	10,210
Flagstar Bank	15,000	7,199	2,603
Total	$105,000	$40,308	$21,302

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on June 15, 2021 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.50%. The weighted average interest rate on outstanding borrowings as of September 30, 2020 and December 31, 2019 was 3.52% and 3.79%, respectively. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of September 30, 2020. See Note 16 for developments subsequent to September 30, 2020 with respect to this facility.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on July 14, 2021 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.50% or (ii) 3.50%. The weighted average interest rate on outstanding borrowings as of September 30, 2020 and December 31, 2019 was 3.50% and 3.51%, respectively. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement. See Note 16 for developments subsequent to September 30, 2020 with respect to this facility.

Borrowings under the facility with Flagstar Bank, FSB ("Flagstar") generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%. The weighted average interest rate on outstanding borrowings as of September 30, 2020 and December 31, 2019 was 3.00% and 3.69%, respectively. This facility does not have a stated maturity date, but Flagstar may terminate the facility upon 30 days prior notice. Redfin Mortgage would be required to pay all amounts owed to Flagstar upon the facility's termination.

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

Lender	Borrowing Capacity as of September 30, 2020	Borrowings as of September 30, 2020	Borrowings as of December 31, 2019
Goldman Sachs Bank USA	$100,000	$14,923	$4,444

The facility matures on January 26, 2021, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Borrowings under the facility prior to March 24, 2020 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. For borrowings under the facility on and after March 24, 2020, each new borrowing generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an additional rate agreed upon between RedfinNow Borrower and Goldman Sachs. The weighted average interest rate on outstanding borrowings as of September 30, 2020 and December 31, 2019 was 4.38% and 4.45%, respectively.

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

As of September 30, 2020, RedfinNow Borrower had $41,981 of total assets, of which $23,713 related to inventory and $12,914 in cash and cash equivalents. As of December 31, 2019, RedfinNow Borrower had $16,200 of total assets, of which $7,456 related to inventory and $5,663 in cash and equivalents.

For the three months ended September 30, 2020 and 2019, we amortized $155 and $102 of the debt issuance costs, respectively, and recognized $101 and $0 of interest expense, respectively. For the nine months ended September 30, 2020 and 2019, we amortized $464 and $102 of the debt issuance costs, respectively, and recognized $432 and $0 of interest expense, respectively.

Convertible Senior Notes due 2023—On July 23, 2018, we issued $143,750 aggregate principal amount of convertible senior notes due 2023 (our "2023 notes"). The notes are our general unsecured, senior obligations and bear interest at a fixed rate of 1.75% per year, payable semi-annually in arrears on January 15 and July 15. The effective interest rate of the liability portion of the debt is 7.25%. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted. For more than 20 trading days during the 30 consecutive trading days ended September 30, 2020, the volume weighted average price of our common stock was equal to or exceeded 130% of the conversion price of the notes. As a result, the notes will be convertible at the option of the holders during the quarter ending December 31, 2020, and have been reclassified from non-current liabilities to current liabilities on our consolidated balance sheet as of September 30, 2020. As of the date of the filing of this report, we have received an immaterial amount of conversion requests with respect to the notes, and we will settle these conversion requests by paying and delivering a combination of cash and shares of our common stock. We intend to settle any future conversions of the notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 30, 2020, the if-converted value of the 2023 notes exceeded the principal amount by $91,190.
The following details the carrying value of our 2023 notes as of the dates presented:

	September 30, 2020	December 31, 2019
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(17,013)	(21,231)
Less: debt issuance costs, net of amortization	(2,242)	(2,803)
Net carrying amount of the 2023 notes	$124,495	$119,716

The total estimated fair value of our 2023 notes as of September 30, 2020 and December 31, 2019 was approximately $250,039 and $142,672, respectively, based on the closing trading price of the notes on last day of trading for the period. The fair value has been classified as Level 2 within the fair value hierarchy given the limited trading activity of the notes.

The following table sets forth total interest expense recognized related to our 2023 notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt discount	$1,422	$1,359	$4,217	$4,031
Amortization of debt issuance costs	189	182	562	541
Total amortization of debt issuance costs and accretion of equity portion	1,611	1,541	4,779	4,572
Contractual interest expense	629	629	1,887	1,887
Total interest expense related to the notes	$2,240	$2,170	$6,666	$6,459

Note 16: Subsequent Events

Texas Capital Warehouse Credit Facility—On October 5, 2020, we amended our warehouse credit facility with Texas Capital to provide that borrowings under the facility will generally bear interest at a rate equal

Index to Notes to Financial Statements

to the greater of (i) the rate of interest accruing on the outstanding principal balance of a mortgage loan minus 0.25% or (ii) 3.35%.

Convertible Senior Notes due 2025—On October 20, 2020, we issued $661,250 aggregate principal amount of convertible senior notes due 2025 (our "2025 notes"). Our proceeds from the issuance, after deducting the initial purchaser's discount but before estimated offering expenses payable by us, was $648,025. The notes are our general unsecured, senior obligations. The notes will not bear regular cash interest, and the principal amount will not accrete. The notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased. As of the date of this report, no conversion events have occurred. We will settle conversions of the notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

Repurchases of a Portion of Our 2023 Notes—Following our issuance of our 2025 notes, we repurchased and retired $116,914 aggregate principal amount of our 2023 notes, and paid accrued and unpaid interest thereon, using (i) $107,365 of the proceeds from our 2025 notes issuance and (ii) 2,056,180 shares of our common stock.

Western Alliance Warehouse Credit Facility—On October 23, 2020, we amended our warehouse credit facility with Western Alliance to provide that borrowings under the facility will generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.25%.

Fair Housing Act Lawsuit—On October 28, 2020, a group of ten organizations filed a complaint against us in the U.S. District Court for the Western District of Washington. The complaint alleges that certain of our business policies and practices violate certain provisions of the Fair Housing Act. The plaintiffs allege that these policies and practices (i) have the effect of our services being unavailable in predominantly non-white communities on a more frequent basis than predominantly white communities and (ii) are unnecessary to achieve a valid interest or legitimate objective. The complaint focuses on the following policies and practices, as alleged by the plaintiffs: (i) a home's price must exceed a certain dollar amount before we offer service through one of our lead agents or partner agents and (ii) our services and pricing structures are available only for homes serviced by one of our lead agents and those same services and pricing structures may not be offered by one of our partner agents. Given the preliminary stage of this case and the claims and issues presented, we cannot estimate a range of reasonably possible losses.

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
One way that we assess our customer demand is growth in our monthly average visitors. In January and February 2020, our monthly average visitors increased 20% as compared with the same period in 2019. In March and April 2020, our monthly average visitors increased only 0.5% as compared with the same period in 2019. However, monthly average visitor growth has since returned to and exceeded early-year levels, with 44% growth in September as compared with the same period in 2019.
One way that we have assessed COVID-19's impact on our customer demand is homebuyer inquiries. For this assessment, we compare the average daily number of inquiries from prospective homebuyers that our lead agents or our partner agents received during a particular week, to that average daily number in January and February 2020, which we refer to as the threshold level, adjusted for seasonality. We count each of the following as an inquiry: (i) requesting to tour a home; (ii) requesting to speak to an agent about buying a home; and (iii) submitting an offer to buy a home. At its lowest level, since the beginning of March 2020, the average daily number of inquiries for the week ended April 5 decreased 33% from the threshold level. Since then, our homebuyer inquiries have rebounded to exceed the threshold level, reaching 42% above the threshold level for the week ended October 18. For the week ended November 1, the average daily number of inquiries increased 31% from the threshold level.
Our Actions in March and April
In March and April, we took the following actions in response to COVID-19 and the associated impact on our business:

•built and enhanced technology to allow our agents to virtually tour customers through homes, instead of touring homes in person, while significant parts of the country were subject to stay-at-home or similar isolation orders; and during April, 31% of our tours were virtual, compared to 8% during March; the percentage of our tours that were virtual declined to 9% during September, which we believe correlates to the resumption of in-person activities across the country;

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

•restarted most performance and mass media campaigns, including running a new television commercial from June through September; however, we have paused development of mass media campaigns for early 2021;

•resumed making offers to purchase homes in eleven RedfinNow markets and added two additional markets;

•welcomed back most Redfin employees who were furloughed in early April and, in some cases, began hiring for new positions; and

•eliminated, effective June 7, employee salary reductions that went into effect on April 12, and reinstated bonuses for our technology and development, marketing, and general and administrative teams effective July 1.
Issuance of 0% Convertible Senior Notes due 2025 and Repurchase of a Portion of 1.75% Convertible Senior Notes due 2023
On October 20, 2020, we issued $661.3 million aggregate principal amount of convertible senior notes due 2025. The notes are our general unsecured, senior obligations. The notes will not bear regular cash interest, and the principal amount will not accrete. The notes will mature on October 15, 2025, unless earlier converted, redeemed or repurchased. Our proceeds from the issuance, after deducting the initial purchaser's discount but before estimated offering expenses payable by us, was $648.0 million. We used some of the proceeds to repurchase and retire a portion of our 2023 notes, as described below. We expect to use the remainder of the proceeds for working capital and other general corporate purposes. We may also use a portion of the proceeds to invest in or acquire third-party businesses, products, services, technologies or other assets.

Following our issuance of our 2025 notes, we repurchased and retired $116.9 million aggregate principal amount of our 2023 notes, and paid accrued and unpaid interest thereon, using (i) $107.4 million of the proceeds from our 2025 notes issuance and (ii) 2,056,180 shares of our common stock. See Note 15 to our consolidated financial statements for more information about our 2023 notes.
Our Outlook
As a result of our decision to temporarily suspend making offers to purchase homes through our RedfinNow business from March 17 to May 6, and with not all RedfinNow markets having resumed making offers since that time, we expect a significant decline in the number of homes sold during the fourth quarter of 2020 compared to the fourth quarter of 2019. This decline will likely result in a year-over-year decrease in our properties revenue for the fourth quarter of 2020. However, we do not expect this decline to have a meaningful adverse impact on our net income for the fourth quarter of 2020, compared to the fourth quarter of 2019, due to the relative contributions of our properties segment and our real estate services segment to our gross profit. See "—Components of Our Results of Operations–Cost of Revenue and Gross Margin."

    We expect that our customer demand may continue to fluctuate through the rest of 2020 and into early-2021 in response to COVID-19 developments and their associated economic impacts. We believe that COVID-19’s future impact on our customer demand may vary by market and be highly sensitive to COVID-19 developments and economic conditions in that market. Any future downturn in our customer demand will adversely affect our financial condition, results of operations, and liquidity.
Impact of the CARES Act on Us
Pursuant to the CARES Act's relief related to federal employment taxes, we have (i) elected to defer payment of such taxes beginning in April 2020, with $8.7 million in deferred taxes as of September 30, 2020, which will be due in two equal installments in 2021 and 2022, and (ii) claimed the legislation’s employee retention credit to reduce our costs for such taxes by $1.3 million for the nine months ended September 30, 2020.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Sep. 30 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018
Monthly average visitors (in thousands)	49,258	42,537	35,519	30,595	35,633	36,557	31,107	25,212	29,236
Real estate services transactions
Brokerage	18,980	13,828	10,751	13,122	16,098	15,580	8,435	9,822	12,876
Partner	5,180	2,691	2,479	2,958	3,499	3,357	2,125	2,749	3,333
Total	24,160	16,519	13,230	16,080	19,597	18,937	10,560	12,571	16,209
Real estate services revenue per transaction
Brokerage	$10,241	$9,296	$9,520	$9,425	$9,075	$9,332	$9,640	$9,569	$9,227
Partner	2,988	2,417	2,535	2,369	2,295	2,218	2,153	2,232	2,237
Aggregate	8,686	8,175	8,211	8,127	7,865	8,071	8,134	7,964	7,790
Aggregate home value of real estate services transactions (in millions)	$12,207	$7,576	$6,098	$7,588	$9,157	$8,986	$4,800	$5,825	$7,653
U.S. market share by value	1.04%	0.93%	0.93%	0.94%	0.96%	0.94%	0.83%	0.81%	0.85%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	63%	63%	61%	62%	63%	64%	64%	66%	66%
Average number of lead agents	1,820	1,399	1,826	1,526	1,579	1,603	1,503	1,419	1,397

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

We generally generate more real estate services revenue per transaction from representing homebuyers than home sellers. However, we believe that representing home sellers has unique strategic value, including the marketing power of yard signs and digital marketing campaigns, and the market effect of controlling listing inventory. To keep revenue per brokerage transaction about the same from year to year, we expect to reduce our commission refund to homebuyers if a greater portion of our brokerage transactions come from home sellers.

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

Interest Expense

Interest expense consists primarily of interest payable and the amortization of debt discounts and issuance cost related to our 2023 notes. Interest is payable on the notes at the rate of 1.75% semiannually in arrears on January 15 and July 15.

For the nine months ended September 30, 2020, interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. Borrowings under the facility prior to March 24, 2020 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. For borrowings under the facility on and after March 24, 2020, each new borrowing generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an agreed upon additional rate.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$236,916	$238,683	$641,576	$546,605
Cost of revenue(1)	143,844	185,306	489,586	442,127
Gross profit	93,072	53,377	151,990	104,478
Operating expenses
Technology and development(1)	22,452	18,801	60,687	50,421
Marketing(1)	12,421	8,361	47,611	68,611
General and administrative(1)(2)	21,190	18,779	68,539	57,881
Total operating expenses	56,063	45,941	176,837	176,913
Income (loss) from operations	37,009	7,436	(24,847)	(72,435)
Interest income	319	1,576	1,859	5,804
Interest expense	(2,522)	(2,274)	(7,631)	(6,564)
Other income (expense), net	(640)	44	(1,943)	172
Net income (loss)	$34,166	$6,782	$(32,562)	$(73,023)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$2,574	$1,605	$5,981	$4,398
Technology and development	4,964	3,320	11,736	8,661
Marketing	403	390	1,130	1,025
General and administrative	3,407	2,195	6,917	5,708
Total stock-based compensation	$11,348	$7,510	$25,764	$19,792

(2) Includes, for the three and nine months ended September 30, 2020, direct and incremental costs related to COVID-19 of $0.3 million and $7.8 million, which are partially offset by $0.1 million and $1.3 million in employee retention credits allowed under the CARES Act.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	60.7	77.6	76.3	80.9
Gross profit	39.3	22.4	23.7	19.1
Operating expenses
Technology and development(1)	9.5	7.9	9.5	9.2
Marketing(1)	5.2	3.5	7.4	12.6
General and administrative(1)(2)	9.0	7.9	10.7	10.6
Total operating expenses	23.7	19.3	27.6	32.4
Income (loss) from operations	15.6	3.1	(3.9)	(13.3)
Interest income	0.1	0.7	0.3	1.1
Interest expense	(1.0)	(1.0)	(1.2)	(1.2)
Other income (expense), net	(0.3)	—	(0.3)	—
Net income (loss)	14.4%	2.8%	(5.1)%	(13.4)%
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of revenue)
Cost of revenue	1.1%	0.7%	0.9%	0.8%
Technology and development	2.1	1.4	1.8	1.6
Marketing	0.2	0.2	0.2	0.2
General and administrative	1.4	0.9	1.1	1.0
Total	4.8%	3.1%	4.0%	3.6%

(2) Includes, for the three and nine months ended September 30, 2020, direct and incremental costs related to COVID-19 of $0.3 million and $7.8 million, which are partially offset by $0.1 million and $1.3 million in employee retention credits allowed under the CARES Act.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$194,375	$146,096	$48,279	33%
Partner revenue	15,478	8,030	7,448	93
Total real estate services revenue	209,853	154,126	55,727	36
Properties revenue	19,005	80,164	(61,159)	(76)
Other revenue	8,503	5,161	3,342	65
Intercompany elimination	(445)	(768)	323	(42)
Total revenue	$236,916	$238,683	$(1,767)	(1)
Percentage of revenue
Real estate services revenue
Brokerage	82.1%	61.2%
Partner revenue	6.5	3.4
Total real estate services revenue	88.6	64.6
Properties revenue	8.0	33.6
Other revenue	3.6	2.1
Intercompany elimination	(0.2)	(0.3)
Total revenue	100.0%	100.0%

For the three months ended September 30, 2020, revenue decreased by $1.8 million, or 1%, as compared with the same period in 2019. This decrease in revenue was primarily attributable to a $61.2 million decrease in properties revenue, and a $55.7 million increase in real estate services revenue. Properties revenue decreased by 76% as compared with 2019, driven by our decisions to significantly reduce our inventory, and not acquire a significant amount of new inventory, in the months leading into the start of the third quarter of 2020. See "—COVID-19 Impact and Associated Actions." These decisions resulted in us having fewer homes to sell during the third quarter and accordingly, a 78% decrease in the number of homes sold. This was partially offset by a $48.3 million increase in brokerage revenue, and a $7.4 million increase in partner revenue. Brokerage revenue increased by 33% as compared with 2019, driven by a 18% increase in brokerage transactions and a 13% increase in brokerage revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$117,944	$100,048	$17,896	18%
Properties	20,460	80,909	(60,449)	(75)
Other	5,885	5,117	768	15
Intercompany elimination	(445)	(768)	323	(42)
Total cost of revenue	$143,844	$185,306	$(41,462)	(22)

Gross profit (loss)
Real estate services	$91,909	$54,078	$37,831	70%
Properties	(1,455)	(745)	(710)	95
Other	2,618	44	2,574	5,850
Total gross profit	$93,072	$53,377	$39,695	74

Gross margin (percentage of revenue)
Real estate services	43.8%	35.1%
Properties	(7.7)	(0.9)
Other	30.8	0.9
Total gross margin	39.3	22.4

For the three months ended September 30, 2020, total cost of revenue decreased by $41.5 million, or 22%, as compared with the same period in 2019. This decrease was primarily attributable to a $57.5 million decrease in home purchase costs and related capitalized improvements, and a $2.1 million decrease in home-selling expenses, both due to selling fewer homes by our properties business. This was partially offset by a $18.0 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

For the three months ended September 30, 2020, total gross margin increased 1,690 basis points as compared with the same period in 2019, driven primarily by our properties business contributing to a lesser proportion of our revenue relative to our real estate services and other businesses, and improvements in real estate services and other gross margin.

For the three months ended September 30, 2020, real estate services gross margin increased 870 basis points as compared with the same period in 2019. This was primarily attributable to a 350 basis-point decrease in personnel costs and transaction bonuses, a 300 basis-point decrease in home-touring and field expenses, a 60 basis-point decrease in listing expenses, and a 40 basis-point decrease in occupancy and office expenses, each as a percentage of revenue.

For the three months ended September 30, 2020, properties gross margin decreased 680 basis points as compared with the same period in 2019. This was primarily attributable to a 900 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 430 basis-point decrease in home purchase costs and related capitalized improvements as a percentage of revenue.

For the three months ended September 30, 2020, other gross margin increased 2,990 basis points as compared with the same period in 2019. This was primarily attributable to a 1,480 basis point decrease in personnel costs and transaction bonuses, a 960 basis-point decrease in outside services costs, and a 220 basis-point decrease in personal technology expenses, each as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$22,452	$18,801	$3,651	19%
Marketing	12,421	8,361	4,060	49
General and administrative	21,190	18,779	2,411	13
Total operating expenses	$56,063	$45,941	$10,122	22
Percentage of revenue
Technology and development	9.5%	7.9%
Marketing	5.2	3.5
General and administrative	8.9	7.9
Total operating expenses	23.6%	19.3%

For the three months ended September 30, 2020, technology and development expenses increased by $3.7 million, or 19%, as compared with the same period in 2019. The increase was primarily attributable to a $3.3 million increase in personnel costs due to increased headcount, and a $0.6 million increase in technology infrastructure expenses, primarily hosted services.

For the three months ended September 30, 2020, marketing expenses increased by $4.1 million, or 49%, as compared with the same period in 2019. The increase was primarily attributable to a $4.3 million increase in marketing media costs as we expanded advertising.

For the three months ended September 30, 2020, general and administrative expenses increased by $2.4 million, or 13%, as compared with the same period in 2019. The increase was primarily attributable to (i) a $1.8 million increase in personnel costs due to increased headcount and an increased probability of achieving a higher target level for our performance-based restricted stock units (see Note 12 to our consolidated financial statements), and (ii) a $0.7 million increase in technology infrastructure expenses, primarily hosted services.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$425,269	$372,809	$52,460	14%
Partner revenue	28,269	20,053	8,216	41
Total real estate services revenue	453,538	392,862	60,676	15
Properties revenue	170,287	141,445	28,842	20
Other revenue	19,999	13,490	6,509	48
Intercompany elimination	(2,248)	(1,192)	(1,056)	89
Total revenue	$641,576	$546,605	$94,971	17
Percentage of revenue
Real estate services revenue
Brokerage	66.3%	68.2%
Partner revenue	4.4	3.7
Total real estate services revenue	70.7	71.9
Properties revenue	26.5	25.9
Other revenue	3.1	2.4
Intercompany elimination	(0.3)	(0.2)
Total revenue	100.0%	100.0%

For the nine months ended September 30, 2020, revenue increased by $95.0 million, or 17%, as compared with the same period in 2019. This increase in revenue was primarily attributable to a $52.5 million increase in brokerage revenue, and a $28.8 million increase in properties revenue. Brokerage revenue increased by 14% as compared with 2019, driven by a 9% increase in brokerage transactions and a 5% increase in brokerage revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and greater customer demand generally that was partially offset by lower customer demand in March and April due to the impact of COVID-19. Properties revenue increased by 20% as compared with 2019, driven by a greater market presence and consumer awareness of RedfinNow, which resulted in a 27% increase in the number of homes sold. This increase in the number of homes sold was partially offset a 78% decrease in the number of homes sold during the third quarter of 2020 compared to the same period of 2019. This decrease in the third quarter was partially attributable to our decision to pause making new offers on homes from mid-March through mid-May due to the impact of COVID-19. See "—COVID-19 Impact and Associated Actions." As a result, we had fewer homes to sell during the third quarter.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Cost of revenue
Real estate services	$300,305	$284,447	$15,858	6%
Properties	173,107	144,807	28,300	20
Other	18,422	14,065	4,357	31
Intercompany elimination	(2,248)	(1,192)	(1,056)	89
Total cost of revenue	$489,586	$442,127	$47,459	11

Gross profit (loss)
Real estate services	$153,233	$108,415	$44,818	41%
Properties	(2,820)	(3,362)	542	(16)
Other	1,577	(575)	2,152	(374)
Total gross profit	$151,990	$104,478	$47,512	45

Gross margin (percentage of revenue)
Real estate services	33.8%	27.6%
Properties	(1.7)	(2.4)
Other	7.9	(4.3)
Total gross margin	23.7	19.1

For the nine months ended September 30, 2020, total cost of revenue increased by $47.5 million, or 11%, as compared with the same period in 2019. This increase was primarily attributable to a $25.5 million increase in home purchase costs and related capitalized improvements, due to selling more homes by our properties business, and a $24.4 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively. This was partially offset by a $1.8 million decrease in technology infrastructure expenses.

For the nine months ended September 30, 2020, total gross margin increased 460 basis points as compared with the same period in 2019, driven primarily by increases in real estate services, properties, and other gross margin.

For the nine months ended September 30, 2020, real estate services gross margin increased 620 basis points as compared with the same period in 2019. This was primarily attributable to a 230 basis-point decrease in home-touring and field expenses, a 200 basis-point decrease in personnel costs and transaction bonuses, and a 70 basis-point decrease in listing expenses, each as a percentage of revenue.

For the nine months ended September 30, 2020, properties gross margin increased 70 basis points as compared with the same period in 2019. This was primarily attributable to a 70 basis-point decrease in home purchase costs and related capitalized improvements, and a 40 basis-point decrease in personnel costs and transaction bonuses, each as a percentage of revenue. This was partially offset by a 50 basis-point increase in home selling expenses as a percentage of revenue.

For the nine months ended September 30, 2020, other gross margin increased 1,220 basis points as compared with the same period in 2019. This was attributable to a 590 basis-point decrease in outside services costs, a 150 basis-point decrease in personal technology expenses, a 130 basis-point decrease in personnel costs and transaction bonuses, and a 90 basis point decrease in office and occupancy expenses, each as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Technology and development	$60,687	$50,421	$10,266	20%
Marketing	47,611	68,611	(21,000)	(31)
General and administrative	68,539	57,881	10,658	18
Total operating expenses	$176,837	$176,913	$(76)	0
Percentage of revenue
Technology and development	9.5%	9.2%
Marketing	7.4	12.6
General and administrative	10.7	10.6
Total operating expenses	27.6%	32.4%

For the nine months ended September 30, 2020, technology and development expenses increased by $10.3 million, or 20%, as compared with the same period in 2019. The increase was primarily attributable to a $8.2 million increase in personnel costs due to increased headcount, and a $1.8 million increase in technology infrastructure expenses, primarily hosted services.

For the nine months ended September 30, 2020, marketing expenses decreased by $21.0 million, or 31%, as compared with the same period in 2019. The decrease was primarily attributable to a $21.0 million decrease in marketing media costs as we expanded advertising.

For the nine months ended September 30, 2020, general and administrative expenses increased by $10.7 million, or 18%, as compared with the same period in 2019. The increase was primarily attributable to a $7.8 million increase in direct and incremental costs associated with our actions taken in response to COVID-19, primarily from severance payments. These costs were partially offset by $1.3 million of employee retention credits claimed under the CARES Act. These costs for restructuring are classified as general and administrative expenses for employees across our organization, including approximately $5.3 million, net, that would otherwise be classified as cost of revenue. We had no such restructuring expenses for any periods prior to the nine months ended September 30, 2020. The increase was also attributable to a $2.2 million increase in technology infrastructure expenses, primarily hosted services.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $371.6 million and investments of $146.9 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. Additionally, on October 20, 2020, as a result of the issuance of our 2025 notes, we received cash proceeds of $648.0 million, after deducting the initial purchaser's discount but before estimated offering expenses payable by us. We used $107.4 million of these proceeds, together with shares of our common stock, to repurchase and retire a portion of our 2023 notes. See Note 16 to our consolidated financial statements for a description of our 2025 notes and the repurchase transaction.

Also as of September 30, 2020, we had $143.8 million aggregate principal amount of our 2023 outstanding. The notes mature on July 15, 2023, unless earlier repurchased, redeemed or converted, and interest is payable in arrears on January 15 and July 15 of each year. Following the issuance of our 2025 notes, we repurchased and retired $116.9 million aggregate principal amount of our 2023 notes. See Note 16 to our consolidated financial statements for a description of this repurchase.

Also as of September 30, 2020, we had $40.0 million aggregate principal amount of convertible preferred stock outstanding. Unless earlier redeemed or converted, on November 30, 2024, we will be required to redeem any outstanding shares of the preferred stock, and each holder may elect to receive cash, shares of our common stock, or a combination of cash and shares, as payment for the preferred stock that it holds. Dividends accrue on each $1,000 of the preferred stock at a rate of 5.5% per year and are payable quarterly in arrears on the first business day following the end of each calendar quarter. Assuming we satisfy certain conditions, we will pay dividends in shares of our common stock, but if we fail to satisfy those conditions, we will be required to pay dividends in cash.

With respect to the cash outlay for our properties business, for the nine months ended September 30, 2020, we relied (i) on a combination of our cash on hand and borrowings from our secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 4 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 15 to our consolidated financial statements for more information regarding our secured revolving credit facility.

As discussed in "—COVID-19 Impact and Associated Actions," our properties business temporarily paused making offers to purchase homes on March 17, 2020, but since early-May, has resumed making offers in most of its markets. With its resumption of making offers, we expect that our cash outlay for costs related to our properties business will increase for the three months ending December 31, 2020, compared to the three months ended September 30, 2020. We also expect that, with the resumption of making offers, our borrowings from our secured revolving credit facility will increase during the fourth quarter of 2020.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on our warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 15 to our consolidated financial statements and the discussion under "Risks Related to Our Indebtedness" in Part II, Item 1A for more information regarding our warehouse credit facilities.

We believe that our existing cash and cash equivalents and investments (including proceeds from the issuance of our 2025 notes), together with cash we expect to generate from future operations, borrowings from our secured revolving credit facility and our warehouse credit facilities, and the cost savings resulting from the actions we have taken in response to COVID-19, will provide sufficient liquidity to meet our operational needs, satisfy any payments required by our convertible preferred stock, and fulfill our debt obligations (including our 2025 notes). However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$51,535	$(132,638)
Net cash used in investing activities	(56,154)	(112,979)
Net cash provided by financing activities	145,153	25,752

Net cash provided by (used in) operating activities

Our operating cash flows result primarily from cash generated by commissions paid from our real estate services business and sales of homes from our properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, office and occupancy costs, and outside services costs. Additionally, our mortgage business generates a significant amount of operating cash flow activity from the origination and sale of loans held for sale.

Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2020, primarily attributable to a net loss of $32.6 million, offset by changes in assets and liabilities of $34.3 million and $49.8 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, impairment charge on one of our cost method investments, and other non-cash items. Changes in assets and liabilities increased cash provided by operating activities driven primarily by a reduction in inventory of $49.6 million, a $27.9 million increase in accrued liabilities, primarily related to timing of payments, a $7.1 million decrease in prepaid expenses. This was partially offset by an increase of $21.9 million in accounts receivable primarily related to higher revenue, $19.5 million in net loans held for sale related to our mortgage business. A majority of the loans held for sale as of September 30, 2020 have been subsequently sold.

Net cash used in operating activities was $132.6 million for the nine months ended September 30, 2019, primarily attributable to a net loss of $73.0 million, offset by $35.2 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $94.8 million driven primarily by a $82.8 million increase in inventory related to our properties business, a $17.3 million increase in net loans held for sale related to our mortgage business, and a $9.1 million increase in accounts receivable as a result of higher revenue and timing of real estate services transactions at the end of the period. This was partially offset by an increase of $19.0 million in accrued liabilities primarily related to timing of payments.

Net cash used in investing activities

Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $56.2 million for the nine months ended September 30, 2020. We had $135.1 million of purchases of investments that was partially offset by $89.4 million of maturities and sales of investments of similar type investments. In addition, we had $6.6 million of capitalized software development expenses.

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

Net cash provided by financing activities

Our primary financing activities as of September 30, 2020 have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018 and our common stock and convertible preferred stock in April 2020, and (iii) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and, since July 2019, our secured revolving credit facility.

Net cash provided by financing activities was $145.2 million for the nine months ended September 30, 2020, primarily attributable to net proceeds of $109.5 million from our April 2020 common stock and convertible preferred stock offering, a $19.0 million increase in our net borrowings under our warehouse credit facilities, and $15.1 million in proceeds from the sale of shares under our equity compensation plans.

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

As of September 30, 2020, we had cash and cash equivalents of $371.6 million and investments of $146.9 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our cash and cash equivalents and investments as of September 30, 2020, we estimate a 100 basis-point decline in interest rates, occurring throughout the fourth quarter of 2020, will not have a material impact on our financial results for that quarter.

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

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the fourth quarter of 2020, we estimate a 100 basis-point increase in the interest rate applicable to outstanding borrowings will not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuits by David Eraker

On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed two complaints against us. Mr. Eraker filed one complaint in his individual capacity and the other complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls.

In a complaint filed in the Superior Court of Washington for King County against us and Madrona Venture Group, LLC ("Madrona"), Mr. Eraker asserts claims related to events prior to his departure from Redfin in 2006, including that (i) Madrona and Paul Goodrich, one of Madrona's principals and one of our former directors, concealed a provisional patent application from Mr. Eraker while evaluating an investment in us in 2005 and (ii) we continued this concealment following Madrona's investment. Mr. Eraker further alleges that he would not have accepted Madrona's investment if he had known about the alleged concealment of the patent application. Mr. Eraker is seeking an unspecified amount of damages. On November 2, 2020, the court granted our motion to compel Mr. Eraker to arbitrate these claims with us, instead of litigating them in court. Accordingly, we will proceed to arbitrate these claims with Mr. Eraker. The court has stayed this case pending resolution of the arbitration.

In a complaint filed by Surefield in the U.S. District Court for the Western District of Texas, Waco Division, Surefield alleges that we are infringing patents claimed to be owned by Surefield without its authorization or license. Surefield is seeking an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On July 15, 2020, we filed a counterclaim against Surefield to allege that (i) we are not infringing on the patents that Surefeld has alleged that we are infringing and (ii) the patents claimed by Surefield are invalid. This counterclaim asks the court to declare judgment in our favor.

Lawsuit Alleging Violations of the Fair Housing Act

On October 28, 2020, a group of ten organizations filed a complaint against us in the U.S. District Court for the Western District of Washington. The organizations are the National Fair Housing Alliance, the Fair Housing Center of Metropolitan Detroit, the Fair Housing Justice Center, the Fair Housing Rights Center in Southeastern Pennsylvania, the HOPE Fair Housing Center, the Lexington Fair Housing Council, the Long Island Housing Services, the Metropolitan Milwaukee Fair Housing Council, Open Communities, and the South Suburban Housing Center. The complaint alleges that certain of our business policies and practices violate certain provisions of the Fair Housing Act (the “FHA”). The plaintiffs allege that these policies and practices (i) have the effect of our services being unavailable in predominantly non-white communities on a more frequent basis than predominantly white communities and (ii) are unnecessary to achieve a valid interest or legitimate objective. The complaint focuses on the following policies and practices, as alleged by the plaintiffs: (i) a home's price must exceed a certain dollar amount before we offer service through one of our lead agents or partner agents and (ii) our services and pricing structures are available only for homes serviced by one of our lead agents and those same services and pricing structures may not be offered by one of our partner agents. The plaintiffs seek (i) a declaration that our alleged policies and practices violate the FHA, (ii) an order enjoining us from further alleged violations, (iii) an unspecified amount of monetary damages, and (iv) payment of plaintiffs’ attorneys' fees and costs.

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

For the quarter ended September 30, 2020, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

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

To the extent that Redfin Mortgage is unable to sell its originated loans, either initially or following a repurchase, we would be exposed to adverse market conditions, including those stemming from COVID-19, affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if Redfin Mortgage borrowed under a warehouse credit facility for the loan, then it will be required to repay the borrowed amount, which reduces our cash on hand that is available for other corporate uses. Finally, if a homeowner were unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. Redfin Mortgage does not currently have processes to foreclose a home, and it may be unable to establish such processes or retain a third party on economically feasible terms to foreclose the home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to Redfin Mortgage.

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

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Such investigations, actions, and claims include, but are not limited to, matters relating to employment law (including misclassification), intellectual property, privacy and consumer protection, website accessibility, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, commercial or contractual disputes, and exposure to COVID-19. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. See Note 7 to our consolidated financial statements and Part II, Item 1 for a discussion of pending third-party claims that we believe may be material to us.

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

Risks Related to Our Indebtedness

We may not have sufficient cash flow to make the payments required by our 2023 notes and our 2025 notes (together, our "convertible senior notes"), and a failure to make payments when due may result in the entire principal amount of the convertible senior notes becoming due prior to the notes' maturity, which may result in our bankruptcy.

We are required to pay interest on our 2023 notes on a semi-annual basis. In addition, holders of our convertible senior notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. Furthermore, if any of the conditional conversion features under our 2023 notes or 2025 notes are triggered (see the risk factor immediately below), then holders of such notes will be entitled to convert the notes at any time during specified periods at their option. Upon conversion, we will be required to make cash payments in respect of the notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). One of the conditional conversion features of our 2023 notes has been triggered and such notes are convertible through at least December 31, 2020.

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

Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to the 2023 notes, the remaining $26,836,000 aggregate principal amount and (ii) with respect to the 2025 notes, the entire $661,250,000 aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date. Any such acceleration of the principal amount could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of holders of our common stock.

The triggering of the conditional conversion feature of our 2023 notes, and the potential triggering of the conditional conversion feature of our 2025 notes, may have the effect of materially reducing our net working capital, even if noteholders do not convert any such notes.

Our 2023 notes are convertible prior to the close of business on the business day preceding April 15, 2023, and our 2025 notes are convertible prior to the close of business on the business day preceding July 15, 2025, only during the times and upon any of the conditions described below:

•during any calendar quarter (and in the case of the 2025 notes, only during a calendar quarter commencing after the calendar quarter ending on December 31, 2020), and only during such calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such trading day;

•if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date; or

•upon the occurrence of specified corporate events.

Regardless of whether such conditions have been satisfied, (i) holders of our 2023 notes may convert all or a portion of their notes between April 15, 2023 and the close of business on the second scheduled trading day preceding July 15, 2023 and (ii) holders of our 2025 notes may convert all or a portion of their notes between July 15, 2025 until the close of business on the second scheduled trading day immediately preceding October 15, 2025.

In the event the conditional conversion feature of either of our convertible senior notes is triggered, then we could be required under accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current, rather than long-term, liability, even if holders do not elect to convert their notes. Any such reclassification may have the effect of materially reducing our net working capital, even if noteholders do not convert any such notes. As of September 30, 2020, a conditional conversion feature of the 2023 notes was triggered, and accordingly, we reclassified all of the outstanding principal of the 2023 notes as a current, rather than long-term, liability, on our September 30, 2020 balance sheet.

The existence of our convertible senior notes may have the effect of depressing our stock price. Additionally, any conversion of our convertible senior notes may dilute the ownership interest of our stockholders and depress the price of our common stock.

The existence of our convertible senior notes may encourage short selling by market participants because they could rely on conversion of the notes to satisfy short positions. The creation of these short positions may have the effect of depressing our stock price.

Upon any conversion of our 2023 notes or our 2025 notes (see the risk factor immediately above for conversion triggers), we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, then the conversion of some or all of such notes, and any subsequent sales of shares of our common stock issued upon conversion, may dilute the ownership interests of our stockholders and adversely affect the trading price of our common stock.

If Redfin Mortgage is unable to obtain sufficient financing through warehouse credit facilities to fund its origination of mortgage loans, then we may be unable to grow our mortgage origination business.

Redfin Mortgage relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. See Note 15 to our consolidated financial statements for the current terms of these warehouse credit facilities. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. The borrowing capacity under one of its current facilities may be reduced if Redfin Mortgage fails to satisfy its financial covenants under the facility and the lender refused to waive the breach. If it were unable to receive the necessary capacity on acceptable terms, and did not have sufficient liquidity or established operations to fund originations itself, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

The cross-acceleration and cross-default provisions in the agreements governing our current indebtedness may result in an immediate obligation to repay all of our outstanding indebtedness.

The indentures governing our 2023 notes and our 2025 notes and our warehouse credit facilities contain cross-acceleration provisions while our secured revolving credit facility contains a cross-default provision. These provisions could have the effect of creating an event of default under an agreement for our indebtedness, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under another agreement for our indebtedness. Accordingly, all or a significant portion of our outstanding indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing our indebtedness.

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

For example, the indentures for our convertible senior notes will require us, subject to certain exceptions for our 2025 notes, to repurchase our convertible senior notes for cash upon the occurrence of a fundamental change (as defined in the applicable indenture) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible senior notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover.

Furthermore, under our secured revolving credit facility with Goldman Sachs and our warehouse credit facility with Western Alliance, an event of default occurs upon a change in control (as defined in the agreement for the applicable facility), unless Goldman Sachs or Western Alliance, as the case may be, consents to the change in control. Accordingly, a takeover may require us and the third-party acquiror to obtain the consent of Goldman Sachs and Western Alliance.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Change in Control Severance Agreement				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

November 5, 2020	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 5, 2020	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)