Form 10-K
period 2020-12-31
Redfin Corp
filed 2021-02-24
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $4,018,176,739.

The registrant had 103,206,434 shares of common stock outstanding as of February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2021 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2020

As used in this annual report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) our 2023 notes and our 2025 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility with Goldman Sachs, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us"," and "our" refer only to Redfin Mortgage, LLC.

Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans (including the closing of our acquisition, as well as integration, of RentPath), our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope," “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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

i

PART I

Item 1. Business

Overview

We help people buy and sell homes. Representing customers in over 95 markets in the United States and Canada, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on.

Our mission is to redefine real estate in the consumer’s favor.

Representing Customers

Our brokerage efficiency results in savings that we share with our customers. We charge most home sellers a commission of 1% to 1.5%, compared to the 2.5% to 3% typically charged by traditional brokerages. Additionally, we refund homebuyers a portion of the commission we earn; the average refund per transaction was $1,750 in 2020.

The results of our customer-first approach are clear. We:

•helped customers buy or sell more than 310,000 homes worth more than $152 billion through 2020;

•saved customers nearly $1 billion, when compared to a 2.5% commission, since our launch in 2006;

•drew more than 42 million monthly average visitors to our website and mobile application in 2020, 28% more compared to 2019;

•had customers return to us for another transaction at a 54% higher rate than competing brokerages;

•sold Redfin-listed homes for nearly $2,200 more on average compared to the list price than competing brokerages’ listings in 2020, according to a study we commissioned; and

•had listings on the market for an average of 35 days in 2020 compared to the industry average of 40 days, according to a study we commissioned; and, according to the same study, approximately 91% of Redfin listings sold within 90 days versus the industry average of approximately 78%.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 6,800 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

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

Redfin Mortgage underwrites mortgage loans and, after originating each loan, Redfin Mortgage sells the loans to third-party mortgage investors. Redfin Mortgage does not intend to retain or service mortgage loans. Redfin Mortgage has officially launched in 56 markets across Arizona, Colorado, Delaware, District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

We offer title and settlement services through Title Forward. Title Forward has officially launched in 27 markets across Colorado, District of Columbia, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin.

We buy homes directly from homeowners and resell them to homebuyers through RedfinNow. Customers who sell through RedfinNow typically get less money for their home than they would listing their home with a real estate agent. However, they get that money faster with less risk and disruption. RedfinNow is currently active in 16 markets across Arizona, California, Colorado, Texas, and Washington.

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

We believe we compete primarily based on:

•access to timely, accurate data about homes for sale;

•traffic to our website and mobile application, which themselves are subject to competition against real estate data websites that aggregate listings and sell advertising to traditional brokers;

•the speed and quality of our service, including agent responsiveness and local knowledge;

•our ability to hire and retain agents who deliver the best customer service;

•the costs of delivering our service and the price of our service to consumers;

•consumer awareness of our service and the effectiveness of our marketing efforts;

•technological innovation; and

•depth and breadth of local referral networks.

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

Our Lead Agents

Our goal is to be the best employer in real estate. At the heart of this goal is an investment in the real estate agents who directly help our customers buy and sell homes. We refer to these agents as our lead agents. Unlike traditional real estate brokerages, where agents work as independent contractors, we employ our lead agents and pay them a salary, offer them an opportunity to earn additional cash and equity compensation, and provide them with health insurance and other benefits. As a result, our lead agents in 2020 earned a median income that was twice as much as agents at competing brokerages. Also in 2020, our lead agents were, on average, nearly three times more productive than agents at competing brokerages. Our investment in our lead agents has resulted in a significant competitive advantage in agent retention, as our lead agents were 13% more likely to stay with us from 2019 to 2020 than agents at competing brokerages. Our ability to attract, develop, and retain lead agents is critical to our success.

As of December 31, 2020, we had 4,185 employees. For 2020, our average number of lead agents was 1,757. See "Key Business Metrics-Average Number of Lead Agents" under Item 7.

Our Executive Officers

Below is information regarding our executive officers. Each executive officer holds office until his or her successor is duly elected and qualified or until the officer’s earlier resignation, disqualification, or removal.

•Glenn Kelman, age 50, has served as our chief executive officer since September 2005 and one of our directors since March 2006.

•Bridget Frey, age 43, has been employed by us since June 2011 and has served as our chief technology officer since February 2015.

•Ee Lyn Khoo, age 43, has served as our chief human resources officer since January 2021. Previously, Ms. Khoo served in several different roles with Amazon (a technology company) from January 2008 to December 2020. As Human Resources Director, Global Talent Management from December 2013 to June 2017, Ms. Khoo deployed talent management products at a company-wide level. As Vice President of Human Resources from July 2017 to December 2020, Ms. Khoo led the human resources function across a variety of Amazon businesses, including Advertising, Prime Video, Physical Stores/Grocery, Consumer, and Global Expansion and Mergers and Acquisition.

•Scott Nagel, age 55, has been employed by us since July 2007 and has served as our president of real estate operations since May 2013.

•Chris Nielsen, age 54, has served as our chief financial officer since June 2013.

•Christian Taubman, age 42, has served as our chief product officer since October 2019. Previously, Mr. Taubman served in several different roles with Amazon (a technology company) from April 2011 to October 2019. As Director - Smart Home Verticals from December 2017 to October 2019, Mr. Taubman led employees in product management, software engineering, and program management, with the mission of helping customers to connect more smart devices to Amazon's Alexa virtual assistant. As Senior Manager - International Retail Expansion from May 2016 to December 2017, Mr. Taubman led an initiative to create a faster retail international expansion model. As Senior Manager - Prime Delivery from April 2011 to May 2016, Mr. Taubman helped launch Amazon's Prime free same-day delivery benefit in the United States, United Kingdom, and Germany.

•Adam Wiener, age 42, has been employed by us since October 2007 and has served as our chief growth officer since May 2015.

Our Regulatory Environment

The residential real estate industry is heavily regulated by federal, state, and local governments in the United States. Because of our complete customer solution approach of combining brokerage, mortgage, title services, and instant offers, a customer may be able to receive more than one real estate-related service from us. Accordingly, some government regulations affect more than one of our operating segments and may impact our ability to offer multiple services to the same customer.

For example, the Real Estate Settlement Procedures Act of 1974 restricts, with some exceptions, kickbacks or referral fees that real estate settlement service providers, such as brokerages, mortgage originators, and title and closing service providers, may pay or receive in connection with the referral of settlement services. Furthermore, the Fair Housing Act of 1968 (the “FHA”) prohibits discrimination in the purchase or sale of homes. The FHA applies to real estate agents, mortgage lenders, title companies, and home sellers, such as RedfinNow, as well as many forms of advertising and communications, including MLS listings and insights about home listings.

Additionally, our brokerage, mortgage, and title business each requires a license specific to its business from each state in which it operates, and the licensing requirements vary by state. Furthermore, some of our employees who provide services for these businesses must also hold individual licenses. These entity and individual licenses may be costly to obtain and maintain, which may adversely affect our company’s earnings.

Our Website and Public Filings

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

Risks Related to Our Business and Industry

Our business depends significantly on the health of the U.S. residential real estate industry and macroeconomic factors.

Our success depends largely on the health of the U.S. residential real estate industry. This industry, in turn, is affected by changes in general economic conditions, which are beyond our control. Any of the following factors could adversely affect the industry and harm our business:

•seasonal or cyclical downturns in the U.S. residential real estate industry, which may be due to any single factor, or a combination of factors, listed below, or factors which are currently not known to us or that have not historically affected the industry;

•slow economic growth or recessionary conditions;

•increased unemployment rates or stagnant or declining wages;

•inflationary conditions;

•low consumer confidence in the economy or the U.S. residential real estate industry;

•adverse changes in local or regional economic conditions in the markets that we serve, particularly our top-10 markets and markets into which we are attempting to expand;

•increased mortgage rates; reduced availability of mortgage financing; or increased down payment requirements;

•low home inventory levels, which may result from zoning regulations and higher construction costs, among other factors;

•lack of affordably priced homes, which may result from home prices growing faster than wages;

•volatility and general declines in the stock market or lower yields on individuals' investment portfolios;

•rising insurance and tax costs that increase the expenses associated with home ownership;

•newly enacted and potential federal, state, and local legislative actions that would affect the residential real estate industry generally or in our top-10 markets, including (i) actions that would increase the tax liability arising from buying, selling, or owning real estate, (ii) actions that would change the way real estate brokerage commissions are negotiated, calculated, or paid, and (iii) potential reform relating to Fannie Mae, Freddie Mac, and other government sponsored entities that provide liquidity to the mortgage market;

•changes that cause U.S. real estate to be more expensive for foreign purchases, such as (i) increases in the exchange rate for the U.S. dollar compared to foreign currencies and (ii) foreign regulatory changes or capital controls that make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

•changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and

•war, terrorism, political uncertainty, natural disasters, inclement weather, health epidemics or pandemics, and acts of God.

COVID-19 has affected our business and may continue to affect our business.

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our number of real estate services transaction, RedfinNow's ability to sell homes that it owns, the number of loans our mortgage business originates and potentially resells, and the number of deals our title and settlement business closes. COVID-19 has affected, and may continue to affect, residential real estate transaction volume.

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

Additionally, we believe that any prolonged economic impacts from COVID-19, including those described below, may also adversely affect residential real estate transaction volume.

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

For the year ended December 31, 2020, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events may adversely and disproportionately affect demand for and sales prices of homes in these markets. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could adversely affect growth of our revenue and market share or otherwise harm our business.

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

Competition in each of our lines of business is intense.

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

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside of our control, such as:

•increased costs to develop, distribute, or maintain our mobile website or mobile application;

•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and

•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors' websites or mobile applications.

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

Conversely, in times of rapidly rising demand we may face a shortfall of lead agents. To the extent our customer demand increases from current levels, our ability to adequately serve the additional customers, and in turn grow our revenue and U.S. market share by value, depends, in part, on our ability to timely hire and retain additional lead agents. To the extent we are unable to hire, either timely or at all, or retain the required number of lead agents to serve our customer demand, we will be unable to maximize our revenue and market share growth. Although we are able to refer excess demand to our partner agents, historically our partner agents have closed transactions with customers they meet at a lower rate than our lead agents and have generated lower revenue per transaction.

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

Homes that RedfinNow owns may also rapidly lose in value or become more difficult to sell for an acceptable price due to changing market conditions, natural disasters, or other forces outside of our control. RedfinNow's geographic concentration in six states - Arizona, California, Colorado, Nevada (where we are currently inactive), Texas, and Washington - particularly exposes it to the factors affecting home value and saleability in those states that may not apply to the United States generally. As a result, we may be required to significantly write down the inventory value of homes and, to the extent we are able to resell homes at all, resell them at a price that is substantially less than our costs of acquiring and renovating the homes.

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

To the extent that Redfin Mortgage is unable to sell its originated loans, either initially or following a repurchase, we would be exposed to adverse market conditions affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if Redfin Mortgage borrowed under a warehouse credit facility for the loan, then it will be required to repay the borrowed amount, which reduces our cash on hand that is available for other corporate uses. Finally, if a homeowner were unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. Redfin Mortgage does not currently have processes to foreclose a home, and it may be unable to establish such processes or retain a third party on economically feasible terms to foreclose the home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to Redfin Mortgage

We may not realize the anticipated benefits from, and may incur substantial costs related to, our pending acquisition of RentPath.

On February 19, 2021, we entered into an agreement to acquire RentPath. See Note 16 to our consolidated financial statements. This acquisition is subject to antitrust approval and approval from the court handling RentPath's bankruptcy proceedings, as well as other customary closing conditions. To the extent these approval are not obtained, or if any other closing condition is not satisfied (and not waived by us, to the extent waivable), then we will be unable to consummate our purchase of RentPath. Even if we are able to close our acquisition, it may not result in the intended benefits to our business. We may also be required to record impairment charges associated with the acquisition. Integrating RentPath will be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction.

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

We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws. The laws include, but are not limited to, those relating to real estate, brokerage, title, mortgage, advertising, privacy and consumer protection, labor and employment, and intellectual property. These laws and their related regulations may evolve frequently and may be inconsistent from one jurisdiction to another. Additionally, certain of these laws and regulations were created for traditional real estate brokerages, and it is unclear how they may affect us given our business model that is unlike traditional brokerages or certain of our services that historically have not been offered by traditional brokerages.

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

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Such investigations, actions, and claims include, but are not limited to, matters relating to employment law (including misclassification), intellectual property, privacy and consumer protection, website accessibility, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, commercial or contractual disputes, and exposure to COVID-19. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. See Item 3 for a discussion of pending third-party claims that we believe may be material to us.

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

We are required to pay interest on our 2023 notes on a semi-annual basis. In addition, holders of our convertible senior notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. Furthermore, holders of our 2023 notes and 2025 notes have the right to convert their notes upon any of the conditions described below:

•during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes on each applicable trading day;

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

If any of these conversion features under either our 2023 notes or 2025 notes are triggered, then holders of such notes will be entitled to convert the notes at any time during specified periods at their option. Upon conversion, we will be required to make cash payments in respect of the notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). One of the conditional conversion features of our 2023 notes has been triggered and such notes are convertible through at least March 31, 2021.

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

Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to the 2023 notes, the remaining $23,777,000 aggregate principal amount and (ii) with respect to the 2025 notes, the entire $661,250,000 aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date. Any such acceleration of the principal amount could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of holders of our common stock.

Conversion of a significant principal amount of our convertible senior notes may dilute the ownership interest of our stockholders and depress the price of our common stock.

Upon any conversion of our 2023 notes or our 2025 notes (see the risk factor immediately above for conversion triggers), we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, then the conversion of a significant principal amount of such notes, and any subsequent sales of shares of our common stock issued upon conversion, may dilute the ownership interests of our stockholders and adversely affect the trading price of our common stock.

RedfinNow relies on a secured revolving credit facility to finance its purchase of certain homes. RedfinNow intends to rely on proceeds from the sale of financed homes to repay amounts owed under such facility, but in certain instances, such proceeds may be insufficient or unavailable to repay the amounts owed.

Pursuant to a secured revolving credit facility with Goldman Sachs, RedfinNow Borrower, which is a wholly owned subsidiary of Redfin Corporation, may borrow money to partially fund purchases of homes for our properties business. RedfinNow Borrower has the option of repaying amounts owed with respect to a particular financed home upon the sale of such home and using the proceeds from such sale. However, there is no assurance the sale proceeds will equal or exceed the amounts owed.

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

Borrowings under our secured revolving credit facility are secured by RedfinNow Borrower's assets, including the financed homes, as well as the equity interests in RedfinNow Borrower. To the extent RedfinNow Borrower is unable to make payments when due under the facility, or it or certain other Redfin entities are unable to comply with the facility's ongoing obligations (including financial covenants of Redfin Corporation), then an event of default may occur. An event of default would require RedfinNow Borrower to immediately repay all amounts owned under the facility and cause RedfinNow Borrower to be unable to borrow from the facility. As a result, our properties business will need to rely solely on our available cash to fund home purchases, and to the extent cash is unavailable, our properties business would be unable to purchase the homes required for its growth. Furthermore, an event of default may result in Goldman Sachs owning RedfinNow Borrower's equity interests or its assets, including any financed homes and cash held by RedfinNow Borrower, and result in our properties business losing a portion of its assets.

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

Redfin Mortgage relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. See Note 15 to our consolidated financial statements for the current terms of these warehouse credit facilities. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. The borrowing capacity under one of its current facilities may be reduced if Redfin Mortgage fails to comply with the facility's ongoing obligations, including failing to satisfy financial covenants applicable to Redfin Mortgage. If it were unable to receive the necessary capacity on acceptable terms, and did not have sufficient liquidity or established operations to fund originations itself, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

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

In July 2017, the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In response, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has proposed replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate throughout our secured revolving credit facility and certain of our warehouse credit facilities. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under our secured revolving credit facility and certain of our warehouse credit facilities, or difficult and costly processes to amend such documentation. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact a transition away from LIBOR may have on our business, financial results, and operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

None.

Item 3. Legal Proceedings

See "Legal Proceedings" under Note 7 to our consolidated financial statements for a discussion of our material, pending legal proceedings.

On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint against us in the Superior Court of Washington for King County against us and Madrona Venture Group, LLC ("Madrona"), Mr. Eraker asserted claims related to events prior to his departure from Redfin in 2006, including that (i) Madrona and Paul Goodrich, one of Madrona's principals and one of our former directors, concealed a provisional patent application from Mr. Eraker while evaluating an investment in us in 2005 and (ii) we continued this concealment following Madrona's investment. Mr. Eraker further alleged that he would not have accepted Madrona's investment if he had known about the alleged concealment of the patent application. Mr. Eraker sought an unspecified amount of damages. On November 20, 2020, Mr. Eraker voluntarily dismissed his complaint with prejudice.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Record, and Dividends

Our common stock is listed on The Nasdaq Global Select Market under the symbol “RDFN.”

As of February 10, 2021, we had 225 holders of record of our common stock.

On April 1, 2020, we issued 40,000 shares of our convertible preferred stock at a price of $1,000 per share. The holders of our convertible preferred stock are entitled to dividends, which accrue daily based on a 360-day fiscal year at a rate of 5.5% per annum based on the issue price and are payable quarterly in arrears on the first business day following the end of each calendar quarter. Assuming we satisfy certain conditions, we will pay dividends in shares of common stock at a rate of the dividend payable divided by $17.95. If we do not satisfy such conditions, we will pay dividends in a cash amount equal to (1) the dividend shares otherwise issuable on the dividends multiplied by (2) the volume-weighted average closing price of our common stock for the ten trading days preceding the date the dividends are payable. Except for the foregoing, we have no intention of paying cash dividends in the foreseeable future.

Stock Performance Graph

The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the S&P 500 Index and the RDG Composite Index. The period shown commences on July 28, 2017, which was our common stock's first day of trading after our initial public offering ("IPO"), and ends on December 31, 2020.

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

Purchases of Equity Securities

During the quarter ended December 31, 2020, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We help people buy and sell homes. Representing customers in over 95 markets in the United States and Canada, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

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

	Year Ended December 31,
	2020	2019	2018
Monthly average visitors (in thousands)	42,862	33,473	27,261
Real estate services transactions
Brokerage	60,510	53,235	42,954
Partner	15,290	11,939	11,608
Total	75,800	65,174	54,562
Real estate services revenue per transaction
Brokerage	$10,040	$9,326	$9,459
Partner	2,858	2,267	2,229
Aggregate	8,591	8,033	7,921
Aggregate home value of real estate services transactions (in millions)	$37,359	$30,532	$25,812
U.S. market share by value	1.00%	0.93%	0.81%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	63%	63%	67%
Average number of lead agents	1,757	1,553	1,390
Properties transactions	453	503	99
Properties revenue per transaction	$462,883	$478,146	$454,470

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

From 2019 to 2020, the percentage of brokerage transactions from home sellers was essentially unchanged at approximately 44%.

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

Properties Transactions

We record a properties transaction when we sell a home that we previously bought directly from a homeowner. RedfinNow is our primary properties offering. The number of properties transactions is a useful indicator for investors to understand the underlying transaction volume growth of our RedfinNow business. Properties transaction volume is influenced by, among other things, the level and quality of our homes available for sale inventory, and market conditions that affect home sales, such as local inventory levels and mortgage interest rates.

Properties Revenue per Transaction

Properties revenue per transaction, together with the number of properties transactions, is a factor in evaluating revenue growth. Changes in properties revenue per transaction can be affected by, among other things, the geographic mix of our transactions, the types and sizes of homes that we have previously purchased, our pricing, and changes in the value of homes in the markets we serve. We calculate properties revenue per transaction by dividing properties revenue by the number of properties transactions in any period.

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

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we refund to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.

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

Operating Expenses

Technology and Development

Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of capitalized internal-use software and website and mobile application development costs. We expense research and development costs as incurred and record them in technology and development expenses.

Marketing

    Marketing expenses consist primarily of media costs for online and offline advertising, as well as personnel costs (including base pay, benefits, and stock-based compensation).

General and Administrative

General and administrative expenses consist primarily of personnel costs (including base pay, benefits, and stock-based compensation), facilities costs and related expenses for our executive, finance, human resources, and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services. For 2020, general and administrative expenses also include expenses related to actions taken in response to COVID-19, as these costs were determined to be direct and incremental and not related to revenue generating activities.

Interest Income, Interest Expense, and Other, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments.

Interest Expense

Interest expense consists primarily of interest payable on our 2023 notes and the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Beginning in August 2019, interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. See Notes 15 and 16 to our consolidated financial statements for information regarding interest for the facility.

    Other Income (Loss), Net

Other Income (Loss) consists primarily of realized and unrealized gains and losses on investments. See Note 3 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue	$886,093	$779,796	$486,920
Cost of revenue(1)	653,983	635,693	367,496
Gross profit	232,110	144,103	119,424
Operating expenses:
Technology and development(1)	84,297	69,765	53,797
Marketing(1)	54,881	76,710	44,061
General and administrative(1)(2)	92,140	76,874	65,500
Total operating expenses	231,318	223,349	163,358
Income (loss) from operations	792	(79,246)	(43,934)
Interest income	2,074	7,146	5,416
Interest expense	(19,495)	(8,928)	(3,681)
Other income (loss), net	(1,898)	223	221
Net loss	$(18,527)	$(80,805)	$(41,978)

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$8,844	$6,087	$5,567
Technology and development	16,564	12,362	7,576
Marketing	1,569	1,418	662
General and administrative	9,996	7,947	6,633
Total	$36,973	$27,814	$20,438

(2) Includes direct and incremental costs related to COVID-19 of $7,864, which are partially offset by $1,348 in employee retention credits allowed under the CARES Act, for the year ended December 31, 2020.

	Year Ended December 31,
	2020	2019	2018

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	73.8	81.5	75.5
Gross profit	26.2	18.5	24.5
Operating expenses:
Technology and development(1)	9.5	8.9	11.0
Marketing(1)	6.2	9.8	9.0
General and administrative(1)(2)	10.4	9.9	13.5
Total operating expenses	26.1	28.6	33.5
Income (loss) from operations	0.1	(10.1)	(9.0)
Interest income	0.2	0.9	1.1
Interest expense	(2.2)	(1.1)	(0.8)
Other income (loss), net	(0.2)	—	—
Net loss	(2.1)%	(10.3)%	(8.7)%

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018

	(as a percentage of revenue)
Cost of revenue	1.0%	0.8%	1.1%
Technology and development	1.9	1.6	1.6
Marketing	0.2	0.2	0.1
General and administrative	1.1	1.0	1.4
Total	4.2%	3.6%	4.2%

(2) Includes direct and incremental costs related to COVID-19 of $7,864, which are partially offset by $1,348 in employee retention credits allowed under the CARES Act, for the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$607,513	$496,480	$111,033	22%
Partner revenue	43,695	27,060	16,635	61
Total real estate services revenue	651,208	523,540	127,668	24
Properties revenue	209,686	240,507	(30,821)	(13)
Other revenue	28,212	17,634	10,578	60
Intercompany elimination	(3,013)	(1,885)	(1,128)	60
Total revenue	$886,093	$779,796	$106,297	14
Percentage of revenue
Real estate services revenue
Brokerage	68.6%	63.6%
Partner revenue	4.9	3.5
Total real estate services revenue	73.5	67.1
Properties revenue	23.7	30.8
Other revenue	3.2	2.3
Intercompany elimination	(0.4)	(0.2)
Total revenue	100.0%	100.0%

In 2020, revenue increased by $106.3 million, or 14%, as compared with 2019. This increase in revenue was primarily attributable to a $127.7 million increase in real estate services revenue, and a $30.8 million decrease in properties revenue. Brokerage revenue increased by $111.0 million, and partner revenue increased by $16.6 million. Brokerage revenue increased 22% during the period, driven by a 14% increase in brokerage transactions and a 8% increase in brokerage revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Other revenue increased $10.6 million, or 60%, as compared with 2019. This was partially offset by a $30.8 million decrease in properties revenue. Properties revenue decreased 13%, driven by a 10% decrease in properties transactions and a 3% decrease in properties revenue per transaction. Properties transactions decreased during the period, because we had lower average inventory, due in part to pausing making new offers to purchase homes from mid-March to mid-May in response to COVID-19.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$417,140	$373,150	$43,990	12%
Properties	214,382	245,189	(30,807)	(13)
Other	25,474	19,239	6,235	32
Intercompany elimination	(3,013)	(1,885)	(1,128)	60
Total cost of revenue	$653,983	$635,693	$18,290	3

Gross profit
Real estate services	$234,068	$150,390	$83,678	56%
Properties	(4,696)	(4,682)	(14)	—
Other	2,738	(1,605)	4,343	(271)
Total gross profit	$232,110	$144,103	$88,007	61

Gross margin (percentage of revenue)
Real estate services	35.9%	28.7%
Properties	(2.2)	(1.9)
Other	9.7	(9.1)
Total gross margin	26.2	18.5

In 2020, total cost of revenue increased by $18.3 million, or 3%, as compared with 2019. This increase in cost of revenue was primarily attributable to a $50.7 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively. This was partially offset by a $32.0 million decrease in home purchase costs and related capitalized improvements due to selling fewer homes by our properties business.

Total gross margin increased 770 basis point as compared with 2019, driven primarily by our properties business contributing to a lesser proportion of revenue relative to our real estate services and other businesses, and improvements in real estate services and other gross margin.

In 2020, real estate services gross margin increased 720 basis points as compared with 2019. This was primarily attributable to a 270 basis-point decrease in personnel costs and transaction bonuses, a 220 basis-point decrease in home-touring and field expenses, a 60 basis-point decrease in listing expenses, and a 60 basis-point decrease in travel and entertainment expenses, each as a percentage of revenue.

In 2020, properties gross margin decreased 30 basis points as compared with 2019. This was primarily attributable to a 110 basis-point increase in personnel costs and transaction bonuses, and a 60 basis-point increase in home selling expenses, each as a percentage of revenue. This was partially offset by a 170 basis-point decrease in home purchase costs and related capitalized improvements as a percentage of revenue.

In 2020, other gross margin increased by 1,880 basis points. This was primarily attributable to a 620 basis-point decrease in outside services costs, a 590 basis point decrease in personnel costs and transaction bonuses, a 200 basis-point decrease in personal technology expenses, and a 120 basis-point decrease in occupancy and office expenses, each as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$84,297	$69,765	$14,532	21%
Marketing	54,881	76,710	(21,829)	(28)
General and administrative(1)	92,140	76,874	15,266	20
Total operating expenses	$231,318	$223,349	$7,969	4
Percentage of revenue
Technology and development	9.5%	8.9%
Marketing	6.2	9.8
General and administrative	10.4	9.9
Total operating expenses	26.1%	28.6%

(1) Includes direct and incremental costs related to COVID-19 of $7,864, which are partially offset by $1,348 in employee retention credits allowed under the CARES Act, for the year ended December 31, 2020

In 2020, technology and development expenses increased by $14.5 million, or 21%, as compared with 2019. The increase was primarily attributable to a $11.9 million increase in personnel costs due to increased headcount, and a $2.7 million increase in technology infrastructure expenses, primarily hosted services.

In 2020, marketing expenses decreased by $21.8 million, or 28%, as compared with 2019. The decrease was primarily attributable to a $20.2 million decrease in marketing media costs as we temporarily ceased advertising campaigns during the three months ended June 30, 2020 as a result of COVID-19.

In 2020, general and administrative expenses increased by $15.3 million, or 20%, as compared with 2019. The increase was primarily attributable to a $7.9 million increase in direct and incremental costs associated with our actions taken in response to COVID-19, primarily from severance payments. These costs were partially offset by $1.3 million of employee retention credits claimed under the CARES Act. These costs for restructuring are classified as general and administrative expenses for employees across our organization, including approximately $6.5 million, net, that would otherwise be classified as cost of revenue. We had no such restructuring expenses for any periods prior to the twelve months ended December 31, 2020. The increase was also attributable to a $4.0 million increase in personnel costs due to increased headcount, a $2.9 million increase in outside services costs, primarily legal services and contractors, and a $2.9 million increase in technology infrastructure expenses, primarily hosted services.

Interest Income, Interest Expense, and Other, Net

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Interest income	2,074	7,146	(5,072)	(71)
Interest expense	(19,495)	(8,928)	(10,567)	(118)
Other income (loss), net	(1,898)	223	(2,121)	(951)
Interest income, interest expense, and other, net	$(19,319)	$(1,559)	$(17,760)	(1,139)
Percentage of revenue
Interest income	0.2	0.9
Interest expense	(2.2)	(1.1)
Other income (loss), net	(0.2)	0.0
Interest income, interest expense, and other, net	(2.2)%	(0.2)%

In 2020, interest income decreased by $5.1 million primarily due lower interest rates on our cash, cash equivalents, and investments compared to 2019. Additionally, interest expense increased by $10.6 million in 2020, due to a $4.6 million loss on the partial extinguishment of our 2023 notes and additional non-cash interest expense related to the accretion of the debt discount related to our 2025 notes.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage

	(in thousands, except percentages)
Real estate services revenue
Brokerage revenue	$496,480	$406,293	$90,187	22%
Partner revenue	27,060	25,875	1,185	5
Total real estate services revenue	523,540	432,168	91,372	21
Properties revenue	240,507	44,993	195,514	435
Other revenue	17,634	9,882	7,752	78
Intercompany elimination	(1,885)	(123)	(1,762)	1,433
Total revenue	$779,796	$486,920	$292,876	60
Percentage of revenue
Real estate services revenue
Brokerage revenue	63.6%	83.4%
Partner revenue	3.5	5.3
Total real estate services revenue	67.1	88.7
Properties revenue	30.8	9.3
Other revenue	2.3	2.0
Intercompany elimination	(0.2)	—
Total revenue	100.0%	100.0%

In 2019, revenue increased by $292.9 million, or 60%, as compared with 2018. Brokerage revenue represented $90.2 million, or 31%, of the increase. Brokerage revenue grew 22% during the period, driven by a 24% increase in brokerage real estate transactions and a 1% increase in real estate services revenue per brokerage transaction. The increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand for Redfin services. Properties revenue increased $195.5 million or 435% as compared with 2018, driven by greater market presence and consumer awareness of RedfinNow, which resulted in a 407% increase in the number of homes sold. Other revenue increased $7.8 million or 78%, as compared with 2018.

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

Interest Income, Interest Expense, and Other, Net

	Year Ended December 31,		Change
	2019	2018	Dollars	Percentage

	(in thousands, except percentages)
Interest income	7,146	5,416	1,730	32%
Interest expense	(8,928)	(3,681)	(5,247)	(143)
Other income, net	223	221	2	1
Interest income, interest expense, and other, net	$(1,559)	$1,956	$(3,515)	(180)
Percentage of revenue
Interest income	0.9	1.1
Interest expense	(1.1)	(0.8)
Other income, net	0.0	0.0
Interest income, interest expense, and other, net	(0.2)%	0.3%

In 2019 interest income increased by $1.7 million primarily due to a higher average cash, cash equivalents, and investments balances, or assets subject to interest income, throughout 2019 as compared to 2018. Interest expense increased by $5.2 million in 2019 due to a full year of interest expense, both cash interest and non-cash accretion of debt discount, of our 2023 notes. Our 2023 notes were issued in the third quarter of 2018.

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

Quarterly Results

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Revenue	$244,517	$236,916	$213,665	$190,995	$233,191	$238,683	$197,780	$110,141
Cost of revenue(1)	164,397	143,844	167,626	178,116	193,565	185,306	149,434	107,388
Gross profit	80,120	93,072	46,039	12,879	39,626	53,377	48,346	2,753
Operating expenses:
Technology and development(1)	23,610	22,452	17,961	20,274	19,345	18,801	16,063	15,556
Marketing(1)	7,270	12,421	9,482	25,708	8,099	8,361	27,050	33,201
General and administrative(1)(2)	23,601	21,190	23,022	24,327	18,992	18,779	17,654	21,448
Total	54,481	56,063	50,465	70,309	46,436	45,941	60,767	70,205
Income (loss) from operations	25,639	37,009	(4,426)	(57,430)	(6,810)	7,436	(12,421)	(67,452)
Interest income	215	319	437	1,103	1,341	1,576	1,913	2,316
Interest expense	(11,864)	(2,522)	(2,665)	(2,444)	(2,365)	(2,274)	(2,153)	(2,136)
Other income (loss), net	45	(640)	43	(1,346)	51	44	36	92
Net income (loss)	14,035	34,166	(6,611)	(60,117)	(7,783)	6,782	(12,625)	(67,180)
Net income (loss) attributable to common stock	$12,153	$31,983	$(7,895)	$(60,117)	$(7,783)	$6,782	$(12,625)	$(67,180)
Net income (loss) per share—diluted	$0.11	$0.30	$(0.08)	$(0.64)	$(0.08)	$0.07	$(0.14)	$(0.74)

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Cost of revenue	$2,863	$2,574	$1,769	$1,638	$1,689	$1,605	$1,328	$1,465
Technology and development	4,828	4,964	3,124	3,648	3,701	3,320	2,685	2,656
Marketing	439	403	352	375	393	390	349	286
General and administrative	3,079	3,407	1,960	1,550	2,239	2,195	1,514	1,999
Total	$11,209	$11,348	$7,205	$7,211	$8,022	$7,510	$5,876	$6,406

(2) Includes direct and incremental costs related to COVID-19 and employee retention credits allowed under the CARES Act as follows:

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Direct and incremental costs	$18	$321	$7,525	$—	$—	$—	$—	$—
CARES Act retention credits	—	(56)	(1,292)	—	—	—	—	—
Total	$18	$265	$6,233	$—	$—	$—	$—	$—

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	67.2	60.7	78.5	93.3	83.0	77.6	75.6	97.5
Gross profit	32.8	39.3	21.5	6.7	17.0	22.4	24.4	2.5
Operating expenses
Technology and development(1)	9.7	9.5	8.4	10.6	8.3	7.9	8.1	14.1
Marketing(1)	3.0	5.2	4.4	13.5	3.5	3.5	13.7	30.1
General and administrative(1)(2)	9.6	9.0	10.8	12.7	8.1	7.9	8.9	19.5
Total	22.3	23.7	23.6	36.8	19.9	19.3	30.7	63.7
Income (loss) from operations	10.5	15.6	(2.1)	(30.1)	(2.9)	3.1	(6.3)	(61.2)
Interest income	0.1	0.1	0.2	0.6	0.6	0.7	1.0	2.1
Interest expense	(4.9)	(1.1)	(1.2)	(1.3)	(1.0)	(1.0)	(1.1)	(1.9)
Other income (loss), net	—	(0.3)	—	(0.7)	—	—	—	0.1
Net income (loss)	5.7%	14.4%	(3.1)%	(31.5)%	(3.3)%	2.8%	(6.4)%	(61.0)%

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Cost of revenue	1.2%	1.1%	0.8%	0.9%	0.7%	0.7%	0.7%	1.3%
Technology and development	2.0	2.1	1.5	1.9	1.6	1.4	1.4	2.4
Marketing	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.3
General and administrative	1.2	1.4	0.9	0.8	1.0	0.9	0.8	1.8
Total	4.6%	4.8%	3.4%	3.8%	3.5%	3.2%	3.1%	5.8%

(2) Includes direct and incremental costs related to COVID-19 and employee retention credits allowed under the CARES Act as follows:

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Direct and incremental costs	—%	0.1%	3.5%	—%	—%	—%	—%	—%
CARES Act retention credits	—%	—%	(0.6)%	—%	—%	—%	—%	—%
Total	—%	0.1%	2.9%	—%	—%	—%	—%	—%

Our revenue has typically followed the seasonal pattern of the residential real estate industry. As such, revenue increases sequentially from the first quarter to the second quarter and sequentially again during the third quarter. Fourth quarter revenue typically declines sequentially from the third quarter.

As the result of the impact of COVID-19 on customer demand, this pattern was disrupted in 2020. Beginning in March 2020, COVID-19 began having a negative effect on our customer demand, which negatively impacted our revenue during the second quarter. Starting in May, customer demand rebounded, resulting in a sequential increase in revenue from the second quarter to the third quarter. Revenue also increased from the third quarter to the fourth quarter.

Cost of revenue typically also has reflected seasonality, and was similarly impacted by COVID-19 during 2020 as revenue was.

Marketing expenses are influenced by seasonal factors and the timing of advertising campaigns. We have historically spent more on advertising during the first half of the year than the second half of the year. During 2020, we ceased most performance and mass media advertising campaigns in March and April in response to COVID-19. We restarted most performance marketing and mass media campaigns in May, including running a new television commercial from June through September.

During 2020, general and administrative expenses were also impacted by the actions that we took in response to COVID-19. During the second quarter, we reduced our number of employees by approximately 400 people and placed an additional 1,000 employees on furlough. These actions resulted in a charge of $7,525 in the second quarter of 2020. These costs are included in general and administrative expenses, as these costs were determined to be direct and incremental, and not related to revenue generating activities. See Note 1 to our consolidated financial statements.

Quarterly Key Business Metrics

	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Monthly average visitors (in thousands)	44,135	49,258	42,537	35,519	30,595	35,633	36,557	31,107
Real estate services transactions
Brokerage	16,951	18,980	13,828	10,751	13,122	16,098	15,580	8,435
Partner	4,940	5,180	2,691	2,479	2,958	3,499	3,357	2,125
Total	21,891	24,160	16,519	13,230	16,080	19,597	18,937	10,560
Real estate services revenue per transaction
Brokerage	$10,751	$10,241	$9,296	$9,520	$9,425	$9,075	$9,332	$9,640
Partner	3,123	2,988	2,417	2,535	2,369	2,295	2,218	2,153
Aggregate	9,030	8,686	8,175	8,211	8,127	7,865	8,071	8,134
Aggregate home value of real estate services transactions (in millions)	$11,478	$12,207	$7,576	$6,098	$7,588	$9,157	$8,986	$4,800
U.S. market share by value	1.04%	1.04%	0.93%	0.93%	0.94%	0.96%	0.94%	0.83%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	63%	63%	63%	61%	62%	63%	64%	64%
Average number of lead agents	1,981	1,820	1,399	1,826	1,526	1,579	1,603	1,503
Properties transactions	83	37	162	171	212	168	80	43
Properties revenue per transaction	$474,690	$513,648	$445,578	$462,563	$467,276	$477,167	$498,847	$497,044

Similar to our revenue, monthly average visitors to our website and mobile application has typically followed the seasonal pattern of the residential real estate industry. Beginning in March 2020, COVID-19 began having a negative effect on our customer demand, which negatively affected our monthly average visitors during March and April. Starting in May, customer demand rebounded, resulting in a sequential increase in monthly average visitors from the second quarter to the third quarter.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $925.3 million and investments of $143.5 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. On February 19, 2021, we entered into an agreement to acquire RentPath for $608.0 million in cash and, on the same day, deposited $60.8 million into an escrow account. See Note 16 to our consolidated financial statements for more information about our agreement to acquire RentPath.

Also, as of December 31, 2020, we had $686.9 million aggregate principal amount of convertible senior notes outstanding. $25.6 million of the notes mature on July 15, 2023 and $661.3 million of the notes mature on October 15, 2025, in each case unless earlier repurchased, redeemed or converted. Interest on our 2023 notes is payable in arrears on January 15 and July 15 of each year. Our 2025 notes do not bear regular cash interest, and the principal amount will not accrete. See Note 1 to our consolidated financial statements regarding the accounting treatment of $1.8 million principal amount of our 2023 notes for which we received conversion notices in December 2020.

With respect to the cash outlay for our properties business, for the year ended December 31, 2020, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 4 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 15 to our consolidated financial statements for more information regarding our warehouse credit facilities.

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our secured revolving credit facility and our warehouse credit facilities, will provide sufficient liquidity to meet our operational needs, fulfill our debt obligations, and fund our pending acquisition of RentPath. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$61,267	$(107,610)	$(36,702)
Net cash used in investing activities	(57,119)	(115,912)	(10,303)
Net cash provided by financing activities	694,227	31,883	273,402

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

Net cash provided by operating activities was $61.3 million for the year ended December 31, 2020, primarily attributable to a net loss of $18.5 million, offset by $77.2 million of non-cash items related to stock- based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, impairment charges related to one of our cost-method investments, and other non-cash items. Changes in assets and liabilities increased cash provided by operating activities by $2.6 million. The primary sources of cash related to changes in our assets and liabilities were a $41.2 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $25.4 million decrease in inventory related to our properties business. The primary uses of cash related to changes in our assets and liabilities were a $35.5 million increase in accounts receivable related to the timing of escrow payments in-transit, a $19.5 million increase in net loans held for sale related to our mortgage business, and a $11.3 million decrease in lease liabilities.

Net cash used in operating activities was $107.6 million for the year ended December 31, 2019, primarily attributable to a net loss of $80.8 million, offset by $49.2 million of non-cash items related to stock- based compensation, depreciation and amortization expenses, amortization of debt discounts and issuances costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $76.0 million driven primarily by an increase of $51.9 million in inventory related to our properties business and a $16.8 million increase in net loans held for sale related to our mortgage business.

Net cash used in operating activities was $36.7 million for the year ended December 31, 2018, primarily attributable to a net loss $42.0 million, offset by $31.3 million of non-cash items related to stock-     based compensation, depreciation and amortization expenses and amortization of debt discounts and issuances costs. Changes in assets and liabilities increased cash used in operating activities by $26.0 million driven primarily by an increase of $19.3 million in inventory related to our properties business. This was partially offset by a $4.1 million increase in accrued liabilities due primarily to $3.3 million of payroll liabilities.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $57.1 million for the year ended December 31, 2020, primarily attributable to $42.4 million in net investments in U.S. government securities, $5.8 million related to equipment, furnishings and leasehold improvements for new or expansion of existing office space, and $8.9 million of capitalized software development expenses.

Net cash used in investing activities was $115.9 million for the year ended December 31, 2019, primarily attributable to $100.4 million in net investments in U.S. treasury securities, $7.9 million related to equipment, furnishings and leasehold improvements for new or expansion of existing office space, and $7.1 million of capitalized software development expenses.

Net cash used in investing activities was $10.3 million for the year ended December 31, 2018, primarily attributable to $8.3 million of purchases of property and equipment, related to $5.3 million of capitalized software development expenses, $1.2 million of leasehold improvements, and a $2.0 million equity investment.

Net Cash Provided By Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018, our common stock and convertible preferred stock in April 2020, and our 2025 notes in October 2020, and (iii) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and, since July 2019, our secured revolving credit facility.

Net cash provided by financing activities was $694.2 million for the year ended December 31, 2020, primarily attributable to $647.5 million in net proceeds from the issuance of our 2025 notes offering, $109.5 million in net proceeds from the issuance of common stock and our convertible preferred stock offering, $21.1 million in proceeds from the issuance of common stock pursuant to employee equity plans, a $19.5 million increase in net borrowings under our secured revolving credit facility, and a $17.7 million increase in our net borrowings under warehouse credit facilities. This was partially offset by $108.1 million used in connection with repurchases and conversions of our 2023 notes.

Net cash provided by financing activities was $31.9 million for the year ended December 31, 2019, primarily attributable to a $16.6 million increase in our net borrowings under warehouse credit facilities, and $16.1 million in proceeds from the issuance of common stock pursuant to employee equity plans.

Net cash provided by financing activities was $273.4 million for the year ended December 31, 2018, primarily attributable to net proceeds from our issuance of common stock and our 2023 notes. The net proceeds consisted $107.6 million from the issuance of common stock $139.0 million from the issuance of notes.

Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Convertible senior notes	$686,876	$1,849	$23,777	$661,250	$—
Interest on convertible senior notes	1,058	416	642	—	—
Operating leases	74,158	15,335	27,903	19,963	10,957
Finance leases	697	206	398	93	—
Purchase obligations	71,761	63,586	8,175	—	—
Total	$834,550	$81,392	$60,895	$681,306	$10,957

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

2025 Notes

On October 20, 2020, we issued $661.3 million aggregate principal amount of convertible senior notes that mature on October 15, 2025 unless earlier repurchased, redeemed or converted. Conversion of the notes can be settled by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

We account for our 2025 notes in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, which requires that we separately value the notes excluding the conversion feature (liability component), with the residual attributed to the conversion feature (equity component). The carrying amount of the liability component was estimated using a discounted cash flow analysis utilizing a risk-adjusted yield derived from a combination of (i) use of benchmarks of comparable debt securities and (ii) modeling that incorporates synthetic credit rating estimation and volatility estimation. The carrying amount of the equity component was calculated by deducting the fair value amount of the liability component from the aggregate principal amount of the notes.

See Note 15 to our consolidated financial statements for further discussion of our 2025 notes.

    Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, property revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies relate to commissions and fees charged on brokerage transactions closed by our lead agents, and from the sale of homes. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

Properties revenue is earned when we sell homes that were previously bought directly from homeowners. Our contracts with customers contain a single performance obligation that is satisfied upon a transaction closing. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

We have utilized the practical expedient in ASC 606, Revenue from Contracts with Customers, and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.

See Note 1 to our consolidated financial statements for further discussion of our revenue recognition policy.

    Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no significant adjustments were required to our home inventory as of and for the year ended December 31, 2020, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 4 to our consolidated financial statements for a summary of our inventory categories and any net realizable write-downs.

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

As of December 31, 2020, we had cash and cash equivalents of $925.3 million and investments of $143.5 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the first quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the first quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

Foreign Currency Exchange Risk

As our operations in Canada have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, cash flows, and changes in mezzanine equity and stockholders' equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Debt – Convertible Senior Notes due 2025 – Refer to Note 15 to the financial statements

Critical Audit Matter Description

On October 20, 2020, the Company issued approximately $661 million of aggregate principal amount of Convertible Senior Notes due 2025 (the “Notes”). Due to certain conversion features within the Notes, the Company separated the proceeds into liability and equity components. The fair value of the liability component was estimated using a discounted cash flow analysis utilizing a risk-adjusted yield derived from a combination of (i) use of benchmarks of comparable debt securities; and (ii) modeling that incorporates synthetic credit rating estimation and volatility estimation. The carrying amount of the equity component

Index to Consolidated Financial Statements
was calculated by deducting the fair value amount of the liability component from the aggregate principal amount of the Notes.

Given (a) the complexity of applying the accounting framework for the Notes, and (b) that the determination of the fair value of the liability component requires the Company to make significant estimates and assumptions relating to the risk-adjusted yield, synthetic credit rating and expected volatility, the audit procedures we performed required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of the accounting framework for the Notes and the reasonableness of the estimates and assumptions used to determine the fair value of the liability component of the Notes, included the following procedures, among others:

•We tested the effectiveness of internal controls over the Company’s accounting for the Notes and over the estimated fair value of the liability component.

•With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Notes.

•With the assistance of our fair value specialists, we evaluated the valuation methodology and key assumptions used to determine the fair value of the liability component of the Notes by:

◦Evaluating the appropriateness of the valuation model and techniques used in determining the fair value, verifying source information used in the valuation model to third party data sources and testing the mathematical accuracy of the valuation calculation.

◦Evaluating whether key valuation assumption inputs, including the risk-adjusted yield, synthetic credit rating, and expected volatility, are consistent with those that would be used by market participants by developing a range of independent estimates for each key assumption and comparing to those assumptions selected by management.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 24, 2021

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020,of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 24, 2021

Index to Consolidated Financial Statements

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$925,276	$234,679
Restricted cash	20,544	12,769
Short-term investments	131,561	70,029
Accounts receivable, net of allowances for credit losses of $160 and $165	54,719	19,223
Inventory	49,158	74,590
Loans held for sale	42,539	21,985
Prepaid expenses	12,131	14,822
Other current assets	4,898	3,496
Total current assets	1,240,826	451,593
Property and equipment, net	43,988	39,577
Right-of-use assets, net	44,149	52,004
Long-term investments	11,922	30,978
Goodwill and intangibles, net	11,016	11,504
Other assets, noncurrent	8,619	10,557
Total assets	$1,360,520	$596,213
Liabilities, mezzanine equity and stockholders' equity
Current liabilities
Accounts payable	$5,644	$2,122
Accrued liabilities	69,460	38,022
Other payables	13,184	7,884
Warehouse credit facilities	39,029	21,302
Secured revolving credit facility	23,949	4,444
Convertible senior notes, net	22,482	—
Lease liabilities	11,973	11,408
Total current liabilities	185,721	85,182
Lease liabilities and deposits, noncurrent	49,339	59,869
Convertible senior notes, net, noncurrent	488,268	119,716
Payroll tax liabilities, noncurrent	6,812	—
Total liabilities	730,140	264,767
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 and 0 shares issued and outstanding, respectively	39,823	—
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 103,000,594 and 93,001,597 shares issued and outstanding, respectively	103	93
Additional paid-in capital	860,556	583,097
Accumulated other comprehensive income	211	42
Accumulated deficit	(270,313)	(251,786)
Total stockholders’ equity	590,557	331,446
Total liabilities, mezzanine equity and stockholders’ equity	$1,360,520	$596,213

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Service	$674,345	$539,288	$441,927
Product	211,748	240,508	44,993
Total revenue	886,093	779,796	486,920
Cost of revenue
Service	437,484	390,504	320,883
Product	216,499	245,189	46,613
Total cost of revenue	653,983	635,693	367,496
Gross profit	232,110	144,103	119,424
Operating expenses
Technology and development	84,297	69,765	53,797
Marketing	54,881	76,710	44,061
General and administrative(1)	92,140	76,874	65,500
Total operating expenses	231,318	223,349	163,358
Income (loss) from operations	792	(79,246)	(43,934)
Interest income	2,074	7,146	5,416
Interest expense	(19,495)	(8,928)	(3,681)
Other income (loss), net	(1,898)	223	221
Net loss	$(18,527)	$(80,805)	$(41,978)
Dividends on convertible preferred stock	(4,454)	—	—
Net loss attributable to common stock—basic and diluted	$(22,981)	$(80,805)	$(41,978)
Net loss per share attributable to common stock—basic and diluted	$(0.23)	$(0.88)	$(0.49)
Weighted average shares used to compute net loss per share attributable to common stock—basic and diluted	98,574,529	91,583,533	85,669,039

Net loss	$(18,527)	$(80,805)	$(41,978)
Other comprehensive income
Foreign currency translation adjustments	(3)	33	—
Unrealized gain on available-for-sale securities	172	9	—
Total other comprehensive income	169	42	—
Total comprehensive loss	$(18,358)	$(80,763)	$(41,978)

(1) Includes direct and incremental costs related to COVID-19 of $7,864, which are partially offset by $1,348 in employee retention credits allowed under the CARES Act, for the year ended December 31, 2020.

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(18,527)	$(80,805)	$(41,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,564	9,230	8,465
Stock-based compensation	36,973	27,814	20,438
Amortization of debt discount and issuance costs	12,038	6,385	2,584
Non-cash lease expense	9,204	6,940	—
Impairment costs	2,063	—	—
Loss on repurchases and conversions of convertible senior notes	4,634	—	—
Net gain on IRLCs, forward sales commitments and loans held for sale	(1,921)	(493)	(219)
Other	(349)	(663)	—
Change in assets and liabilities:
Accounts receivable, net	(35,496)	(3,861)	(2,029)
Inventory	25,432	(51,896)	(19,312)
Prepaid expenses and other assets	2,333	(3,293)	(5,500)
Accounts payable	2,086	(394)	617
Accrued liabilities, other payables, and payroll tax liabilities, noncurrent	39,092	7,422	4,435
Lease liabilities	(11,312)	(7,209)	—
Deferred rent	—	1	(1,249)
Origination of loans held for sale	(677,310)	(395,354)	(85,955)
Proceeds from sale of loans originated as held for sale	657,763	378,566	83,001
Net cash provided by (used in) operating activities	61,267	(107,610)	(36,702)
Investing activities
Purchases of property and equipment	(14,686)	(15,533)	(8,303)
Purchases of investments	(198,172)	(136,265)	(2,000)
Sales of investments	7,887	11,486	—
Maturities of investments	147,852	24,400	—
Net cash used in investing activities	(57,119)	(115,912)	(10,303)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	39,801	—	—
Proceeds from the issuance of common stock, net of issuance costs	69,701	—	107,593
Proceeds from the issuance of common stock pursuant to employee equity plans	21,072	16,107	23,407
Tax payments related to net share settlements on restricted stock units	(16,852)	(5,126)	(1,426)
Borrowings from warehouse credit facilities	662,278	388,586	83,842
Repayments to warehouse credit facilities	(644,551)	(372,017)	(81,125)
Borrowings from secured revolving credit facility	89,619	4,444	—
Repayments to secured revolving credit facility	(70,115)	—	—
Cash paid for secured revolving credit facility issuance costs	(4)	(922)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	647,486	—	138,953
Payments for repurchases and conversions of convertible senior notes	(108,061)	—	—
Principal payments under finance lease obligations	(221)	(72)	—
Other payables - deposits held in escrow	4,074	883	2,158
Net cash provided by financing activities	694,227	31,883	273,402
Effect of exchange rate changes on cash and cash equivalents	(3)	32	—
Net change in cash, cash equivalents, and restricted cash	698,372	(191,607)	226,397
Cash, cash equivalents, and restricted cash:
Beginning of period	247,448	439,055	212,658
End of period	$945,820	$247,448	$439,055

Supplemental disclosure of cash flow information
Cash paid for interest	4,958	2,460	—
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,348	1,280	522
Property and equipment additions in accounts payable and accrued liabilities	1,682	223	82
Leasehold improvements paid directly by lessor	37	6,230	1,980
Issuance of common stock for repurchases and conversions of convertible senior notes	98,397	—	—

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity/(Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	81,468,891	$81	$364,352	$(129,003)	$—	$235,430
Issuance of common stock pursuant to employee stock purchase program	—	—	425,228	1	6,587	—	—	6,588
Issuance of common stock pursuant to exercise of stock options	—	—	3,203,528	3	16,817	—	—	16,820
Issuance of common stock pursuant to restricted stock units	—	—	306,079	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(88,721)	—	(1,426)	—	—	(1,426)
Issuance of common stock, net	—	—	4,836,336	5	107,588	—	—	107,593
Equity component of convertible senior notes, net	—	—	—	—	27,951	—	—	27,951
Stock-based compensation	—	—	—	—	20,960	—	—	20,960
Net loss	—	—	—	—	—	(41,978)	—	(41,978)
Balance, December 31, 2018	—	$—	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to employee stock purchase program	—	—	490,717	—	6,732	—	—	6,732
Issuance of common stock pursuant to exercise of stock options	—	—	1,666,162	2	9,568	—	—	9,570
Issuance of common stock pursuant to restricted stock units	—	—	966,037	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(272,660)	—	(5,126)	—	—	(5,126)
Stock-based compensation	—	—	—	—	29,095	—	—	29,095
Other comprehensive income	—	—	—	—	—	—	42	42
Net loss	—	—	—	—	—	(80,805)	—	(80,805)
Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,823	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Equity component of convertible senior notes, net	—	—	—	—	165,257	—	—	165,257
Issuance of common stock pursuant to employee stock purchase program	—	—	320,609	—	8,174	—	—	8,174
Issuance of common stock pursuant to exercise of stock options	—	—	2,011,938	2	12,703	—	—	12,705
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,490,506	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(439,131)	—	(16,852)	—	—	(16,852)
Issuance of common stock in connection with repurchase of convertible senior notes	—	—	2,056,180	2	(701)	—	—	(699)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	13,310	—	(138)	—	—	(138)
Stock-based compensation	—	—	—	—	39,321	—	—	39,321
Other comprehensive income	—	—	—	—	—	—	169	169
Net loss	—	—	—	—	—	(18,527)	—	(18,527)
Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements

Index to Notes
Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation was incorporated in October 2002 and is headquartered in Seattle, Washington. We operate an online real estate marketplace and provide real estate services, including assisting individuals in the purchase or sale of their home. We also provide title and settlement services, originate and sell mortgages, and buy and sell homes directly from homeowners. We have operations located in multiple states across the United States and certain provinces in Canada.

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

Certain Significant Risks and Business Uncertainties—We operate in the residential real estate industry and are a technology-focused company. Accordingly, we are affected by a variety of factors that could have a significant negative effect on our future financial position, results of operations, and cash flows. These factors include: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, the impact of COVID-19 on the residential real estate industry, negative factors disproportionately affecting markets where the we derive most of our revenue, intense competition in the U.S. residential real estate industry, our inability to maintain or improve our technology offerings, our failure to obtain and provide comprehensive and accurate real estate listings, errors or inaccuracies in the business data that we rely on to make decisions, and our inability to attract homebuyers and home sellers to our website and mobile application.

COVID-19 Impacts—In April 2020, we reduced our number of employees by approximately 400 people and placed an additional 1,000 employees on furlough. As of the effective date of any furlough, we provided transition pay to each employee and for any employee enrolled in our health-care benefit plans, we continued to provide benefits through the duration of their furlough. These actions taken in response to the economic impact of COVID-19 on our business resulted in a charge of $7,864 in 2020. These costs are included in general and administrative expenses, as these costs were determined to be direct and incremental, and not related to revenue generating activities. These costs were partially offset by $1,348 in employee retention credits claimed under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for 2020, which are also included as a reduction to general and administrative expenses. Pursuant to the CARES Act, we elected to defer eligible payroll taxes beginning in April 2020, which will be due in two equal installments in 2021 and 2022.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, fair value of reporting units for purposes of evaluating goodwill for impairment, current expected credit losses on certain financial assets, and the fair value of the convertible feature related to our convertible senior notes (see Note 15). The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

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

Accounts Receivable, Net and Allowance for Credit Losses—We have two material classes of receivables: (i) real estate services receivables and (ii) receivables from the sale of homes through our properties business. Accounts receivable related to these classes represent closed transactions for which cash has not yet been received. The majority of our transactions are processed through escrow and collectibility is not a significant risk. For transactions not directly processed through escrow, we establish an allowance for expected credit losses based on historical experience of collectibility, current external economic conditions that may affect collectibility, and current or expected changes to the regulatory environment in which we operate our real estate services and properties businesses. We evaluate for changes in credit quality indicators on an annual basis or in the event of a material economic event or material change in the regulatory environment in which we operate.

Investments—We have two types of investments: (i) available-for-sale investments that are available to support our operational needs, which are reported on the balance sheets as short-term and long-term investments, and (ii) long-term equity investments accounted for under the cost method, which are reported in Other assets, noncurrent.

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

Index to Notes
Cost Method Investments

We have purchased equity interests in two privately held companies, which are classified as long-term. The investments are equity securities without readily determinable fair values that are accounted for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We perform a qualitative assessment considering impairment indicators to evaluate whether the investments are impaired as of the end of each reporting period. We recognized an impairment charge of $1,919 in 2020 related to our cost method investments. See Note 3 for information on our assessment.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist of Level 1, Level 2, and Level 3 assets and liabilities.

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and investments. We generally place our cash and cash equivalents and investments with major financial institutions we deem to be of high-credit-quality in order to limit our credit exposure. We maintain our cash accounts with financial institutions where deposits exceed federal insurance limits.

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

We classify inventory into three categories: homes for sale, homes not available for sale, and homes under improvement. Homes for sale represent homes that are currently listed on the market for sale. Homes not available for sale are generally recently purchased homes that have been temporarily rented back to the prior owner and are not listed on the market for sale. The rental period is typically less than 30 days. Homes under improvement are homes that are in the process of being prepared to be listed for sale.

Index to Notes
Variable Interest Entities—In connection with establishing a secured revolving credit facility to support the financing of homes that it purchases, RedfinNow formed a special purpose entity called RedfinNow Borrower, which is a wholly owned subsidiary of Redfin Corporation. We have determined that RedfinNow Borrower is a variable interest entity ("VIE") and that we are the primary beneficiary of the variable interest in RedfinNow Borrower based on our power to direct the activities that most significantly impact the economic outcomes of the entity through our role in designing the entity and managing the homes purchased and sold by the entity. We have a potentially significant variable interest in the entity based upon our equity interest held in the VIE. As we have concluded that we are the primary beneficiary, we have included the accounts of the VIE in our consolidated financial statements. The lender of the secured revolving credit facility does not have recourse against the general credit of the primary beneficiary beyond the circumstances disclosed in Note 15. See Note 15 for a summary of the secured revolving credit facility, including outstanding borrowings associated with the VIE and related collateral.

Loans Held for Sale—Redfin Mortgage, a wholly owned subsidiary of Redfin Corporation, originates residential mortgage loans. Such mortgage loans are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale primarily consist of single-family residential loans collateralized by the underlying home. Mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes for mortgage loans with similar characteristics. Interest income earned or expense incurred on loans held for sale is captured as a component of income from operations.

Other Current Assets—Other current assets consist primarily of miscellaneous non-trade receivables and interest rate lock commitments from mortgage origination operations (see Derivative Instruments below).

Derivative Instruments—Redfin Mortgage is party to IRLCs with customers resulting from mortgage origination operations. IRLCs for single-family mortgage loans that Redfin Mortgage intends to sell are considered free-standing derivatives. All free-standing derivatives are required to be recorded on our consolidated balance sheets at fair value. Since Redfin Mortgage can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

Interest rate risk related to the residential mortgage loans held for sale and IRLCs is offset using forward sales commitments. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. Changes in the fair value of IRLCs and forward sales commitments are recognized as revenue, and the fair values are reflected in other current assets and accrued liabilities, as applicable. We estimate the fair value of an IRLC based on current market quotes for mortgage loans with similar characteristics, net of origination costs and fees adjusting for the probability that the mortgage loan will not fund according to the terms of commitment (referred to as a pull-through factor). The fair value measurements of our forward sales commitments use prices quoted directly to us from our counterparties.

Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Depreciation and amortization is included in cost of revenue, marketing, technology and development, and general and administrative and is allocated based on estimated usage for each class of asset.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Index to Notes
Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized.

Capitalized software development activities placed in service are amortized over the expected useful lives of those releases. We view capitalized software costs as either internal use, or market and product expansion. Currently, internal use and expansion useful lives are estimated at two to three years.

Estimated useful lives of website and software development activities are reviewed annually, or whenever events or changes in circumstances indicate that intangible assets may be impaired, and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we qualitatively determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional impairment steps are necessary.

We performed a qualitative assessment and determined that it was not more likely than not that the fair value of our reporting unit for which goodwill has been assigned was less than its carrying amount. In evaluating whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount we considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, potential events affecting its reporting unit, and changes in the fair value of our common stock. The primary qualitative factors we have considered in our analysis are our overall financial performance and the fair value of the reporting unit for which goodwill was assigned, which was substantially in excess of its book value. The aggregate carrying value of goodwill was $9,186 at December 31, 2020 and 2019. There have been no accumulated impairments to goodwill.

Other Assets, Noncurrent—Other assets consists primarily of leased building security deposits and equity investments accounted for under the cost method.

Leases—The extent of our lease commitments consists of operating leases for physical office locations with original terms ranging from one to 11 years and finance leases for vehicles with terms of four years. We have accounted for the portfolio of leases by disaggregation based on the nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet, but rather lease expense is recognized on a straight-line basis over the term of the lease.

Index to Notes

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of our significant leases as of December 31, 2020 provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

We have evaluated the performance of existing leases in relation to our leasing strategy and have determined that most renewal options would not be reasonably certain to be exercised.

The right-of-use asset and related lease liability are determined based on the lease component of the consideration in each lease contract. We have evaluated our lease portfolio for appropriate allocation of the consideration in the lease contracts between lease and nonlease components based on standalone prices and determined the allocation per the contracts to be appropriate.

Mezzanine Equity—We have issued convertible preferred stock that we have determined is a financial instrument with both equity and debt characteristics and are classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criteria, we will accrete the carrying value to the redemption value based on the effective interest method over the remaining term. To assess classification, we review all features of the instrument, including mandatory redemption features and conversion features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We have evaluated our convertible preferred stock and determined that its nature is that of an equity host and no material embedded derivatives exist that would require bifurcation on our balance sheet. See Note 11 for more information.

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

Income Taxes—Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated balance sheets and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or if future deductibility is uncertain.

    We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, have recorded a full valuation allowance for these assets. We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and in the event there is sufficient evidence to indicate a deferred asset will be realized, the associated valuation allowance would be reversed. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and accumulated deficit, we have provided a full valuation allowance against the U.S. tax assets resulting from the tax losses and credits carried forward.

Convertible Senior Notes—In accounting for the issuance of our convertible senior notes, we separate each of the notes into liability and equity components. The fair value of the liability component is estimated using a discounted cash flow analysis utilizing a risk-adjusted yield derived from a combination of (i) use of benchmarks of comparable debt securities; and (ii) modeling that incorporates synthetic credit rating estimation and volatility estimation. The carrying amount of the equity component is calculated by deducting the fair value amount of the liability component from the aggregate principal amount of the notes.

Index to Notes

Issuance costs attributable to the liability component are being amortized to expense over the respective term of the convertible senior notes, and issuance costs attributable to the equity components are netted with the respective equity component in additional paid-in capital.

For conversion or extinguishment prior to the maturity of the notes, we allocate the fair value of the consideration (cash and equity shares) provided to debt holders for the settlement of the debt between liability and equity components.  A gain or loss on extinguishment is recognized for the difference between (1) the consideration provided for settlement plus costs allocated to the liability component, and (2) the net carrying amount of the liability component (including remaining unamortized discount and debt issuance costs).

Unsettled Conversion Requests of Convertible Senior Notes—Our 2023 notes were convertible during the quarter ended December 31, 2020. We received conversion requests for $1,849 aggregate principal amount of the notes prior to the end of the quarter that we will settle using a combination of cash and shares of our common stock during the quarter ending March 31, 2021. All references to the outstanding aggregate principal amount of our 2023 notes as of December 31, 2020 includes the $1,849 principal amount with respect to which we received conversion requests on or prior to such date.

Revenue Recognition—We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and from the sale of homes. Our key revenue components are brokerage revenue, partner revenue, property revenue, and other revenue.

We have utilized the allowable practical expedient in the accounting guidance and elected not to capitalize costs related to obtaining contracts with customers with durations of less than one year. We do not have significant remaining performance obligations.

Revenue earned but not received is recorded as accrued revenue in accounts receivable on our consolidated balance sheets, net of an allowance for credit losses. Accrued revenue consisting of commission revenue is known and is clearing escrow, and therefore it is not estimated.

Nature and Disaggregation of Revenue

Real Estate Services

Brokerage Revenue—Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. The transaction price is generally calculated by taking the agreed upon commission rate and applying that to the home's selling price. Brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. In conjunction with providing offering and listing services to our customers, we may offer promotional pricing or additional discounts on future services. This results in a material right to our customers and represents an additional performance obligation, for which the transaction price is allocated based on standalone selling prices. Amounts allocated to a promise to provide future listing or offering services at a significant discount are initially recorded as contract liabilities. Our promotional pricing and additional discounts have not resulted in a material impact to timing of revenue recognition. The balance of the corresponding contract liabilities are included in accrued liabilities in our consolidated balance sheet. See Note 9 for more information.

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We recognize these fees as revenue on the closing of a transaction. The transaction price is a fixed percentage of the partner agent's commission. The partner agent or other entity related to our referral agreements directly remits the referral fee revenue to us. We are neither entitled to referral fee revenue, nor is our performance obligation satisfied, until the related referred home's sale closes.

Index to Notes
Properties

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

Other

Other Revenue—Other services revenue includes fees earned from mortgage origination services, title settlement services, Walk Score data services, and advertising. Substantially all fees and revenue from other services are recognized when the service is provided. Mortgage origination services are not subject to the guidance in ASC 606, Revenue from Contracts with Customers, as the scope of the standard does not apply to revenue on contracts accounted for under ASC 860, Transfers and Servicing, but are included in other services revenue to reconcile total revenue presented on the consolidated statements of operations to the disaggregation of revenue table below.

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

Technology and Development—Technology and development expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of capitalized internal-use software and website and mobile application development costs. We expense research and development costs as incurred and record them in technology and development expenses.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $42,919, $62,536, and $33,457 in 2020, 2019, and 2018 respectively, and are included in marketing expenses. Advertising production costs totaled $256, $2,029, and $1,644 in 2020, 2019, and 2018, respectively, and are included in marketing expenses.

Stock-based Compensation—We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including stock options and restricted stock unit awards, and shares forecasted to be issued pursuant to our ESPP, in each case based on estimated grant date fair values. Stock-based compensation expense is recognized over the requisite service period on a straight-line basis. The Black-Scholes-Merton option-pricing model is used to determine the fair value for stock options and shares forecasted to be issued pursuant to our ESPP. For restricted stock unit awards and restricted stock unit awards with performance conditions, we use the market value of our common stock on the date of grant to determine the fair value of the award. For restricted stock unit awards with market conditions, the market condition is reflected in the grant-date fair value of the award using a Monte Carlo simulation.

In valuing stock options and shares forecasted to be issued pursuant to our ESPP, we make assumptions about expected life, stock price volatility, risk-free interest rates and expected dividends.

Index to Notes
Expected Life—The expected term was estimated using the simplified method allowed under guidance from the SEC as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Volatility—The expected stock price volatility for our common stock was estimated by taking the average historical price volatility for industry peers based on daily price observations. Industry peers consist of several public companies in the real estate and technology industries.

Risk-Free Rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

Recently Adopted Accounting Pronouncements—In January 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), using a modified-retrospective approach. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The pronouncement, along with the related subsequent pronouncements that include clarifications, modifies the measurement of credit losses on financial instruments. This guidance requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See "—Accounts Receivable and Allowance for Credit Losses" for specific accounting policies for accounts receivable and available-for-sale debt securities, and see Note 2 for additional impacts from the adoption.

Recently Issued Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board issued authoritative guidance under ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

This guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result, companies will more likely account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account). In addition, the guidance simplifies the settlement assessment that issuers perform to determine whether a contract in their own equity qualifies for equity classification. Finally, the guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments.

ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

We have elected to early adopt the new standard as of January 1, 2021 using the modified retrospective approach. Under this approach, prior periods are not restated. Rather, the cumulative effect of initially applying the new standard will be recognized as an adjustment to retained earnings or accumulated deficit. Upon the adoption of the new standard, we expect to reduce non-cash interest expense for future periods until the affected notes are settled, and recognize the following adjustments on January 1, 2021:

	Ending Balance as of December 31, 2020	ASU 2020-06 Adjustments	Beginning Balance as of January 1, 2021
Convertible senior notes, net	$22,482	$2,723	$25,205
Convertible senior notes, net, noncurrent	488,268	159,755	648,023
Additional paid-in capital	860,556	(170,240)	690,316
Accumulated deficit	(270,313)	7,762	(262,551)

Index to Notes
The $7,762 adjustment to accumulated deficit represents a reduction to non-cash interest expense related to the accretion of the debt discount under the historical separation model.

Note 2: Segment Reporting and Revenue

In operation of the business, our management, including our chief operating decision maker, who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. All other financial information is presented on a consolidated basis. We have five operating segments and two reportable segments, real estate services and properties.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and from the sale of homes. Our key revenue components are brokerage revenue, partner revenue, properties revenue, and other revenue.

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Year Ended December 31,
	2020	2019	2018
Real estate services
Brokerage revenue	$607,513	$496,480	$406,293
Partner revenue	43,695	27,060	25,875
Total real estate services revenue	651,208	523,540	432,168
Cost of revenue	417,140	373,150	309,069
Gross profit	$234,068	$150,390	$123,099
Properties
Revenue	209,686	240,507	44,993
Cost of revenue	214,382	245,189	46,613
Gross profit	$(4,696)	$(4,682)	$(1,620)
Other
Revenue	28,212	17,634	9,882
Cost of revenue	25,474	19,239	11,937
Gross profit	$2,738	$(1,605)	$(2,055)
Intercompany eliminations
Revenue	(3,013)	(1,885)	(123)
Cost of revenue	(3,013)	(1,885)	(123)
Gross profit	$—	$—	$—
Consolidated
Revenue	886,093	779,796	486,920
Cost of revenue	653,983	635,693	367,496
Gross profit	$232,110	$144,103	$119,424
Operating expenses	231,318	223,349	163,358
Interest income	2,074	7,146	5,416
Interest expense	(19,495)	(8,928)	(3,681)
Other income (loss), net	(1,898)	223	221
Net loss	$(18,527)	$(80,805)	$(41,978)

Note 3: Financial Instruments

Derivatives

Our primary market exposure is to interest rate risk, specifically U.S. treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. We use forward sales

Index to Notes
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

Interest Rate Lock Commitments—IRLCs represent an agreement to extend credit to a mortgage loan applicant. We commit (subject to loan approval) to fund the loan at the specified rate, regardless of changes in market interest rates between the commitment date and the funding date. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of commitment through the loan funding date or expiration date. Loan commitments generally range between 30 and 90 days and the borrower is not obligated to obtain the loan. Therefore, IRLCs are subject to fallout risk, which occurs when approved borrowers choose not to close on the underlying loans. We review our commitment-to-closing ratio ("pull-through rate") as part of an estimate of the number of mortgage loans that will fund according to the IRLCs.

	December 31,
Notional Amounts	2020	2019
Forward sales commitments	$130,109	$39,447
IRLCs	88,923	37,453

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Year Ended December 31,
Instrument	Classification	2020	2019	2018
Forward sales commitments	Service revenue	$(184)	$96	$(141)
IRLCs	Service revenue	1,342	176	254

Index to Notes
Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$886,261	$886,261	$—	$—
U.S. treasury securities	6,100	6,100	—	—
Total cash equivalents	892,361	892,361	—	—
Short-term investments
U.S. treasury securities	131,561	131,561	—	—
Loans held for sale	42,539	—	42,539	—
Prepaid expenses and other current assets
Forward sales commitments	34	—	34	—
IRLCs	1,781	—	—	1,781
Total prepaid expenses and other current assets	1,815	—	34	1,781
Long-term investments
Agency bonds	11,922	11,922	—	—
Total assets	$1,080,198	$1,035,844	$42,573	$1,781
Liabilities
Accrued liabilities
Forward sales commitments	$507	$—	$507	$—
IRLCs	10	—	—	10
Total liabilities	$517	$—	$507	$10

Index to Notes

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$221,442	$221,442	$—	$—
Short-term investments
U.S. treasury securities	70,029	70,029	—	—
Loans held for sale	21,985	—	21,985	—
Prepaid expenses and other current assets
Forward sales commitments	4	—	4	—
IRLCs	496	—	—	496
Total prepaid expenses and other current assets	500	—	4	496
Long-term investments
U.S. treasury securities	30,978	30,978	—	—
Total assets	$344,934	$322,449	$21,989	$496
Liabilities
Accrued liabilities
Forward sales commitments	$57	$—	$57	$—
IRLCs	58	—	—	58
Total liabilities	$115	$—	$57	$58

There were no transfers into or out of Level 3 financial instruments during the years ended December 31, 2020 and 2019.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key Inputs	Valuation Technique	December 31, 2020	December 31, 2019
Weighted-average pull-through rate	Market pricing	72.3%	78.2%

The following is a summary of changes in the fair value of IRLCs for the period ended December 31, 2020:

Balance, net—January 1, 2020	$438
Issuances of IRLCs	18,090
Settlements of IRLCs	(16,986)
Net gain recognized in earnings	229
Balance, net—December 31, 2020	$1,771

The following table presents the carrying amounts and estimated fair values of our 2023 notes and our 2025 notes that are not recorded at fair value on our consolidated balance sheets:

	December 31, 2020		December 31, 2019
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$22,482	$59,894	$119,716	$142,672
2025 notes	$488,268	$802,083	$—	$—

Index to Notes
The difference between the principal amount and unsettled conversions of our 2023 notes and our 2025 notes, which were $25,626 and $661,250, respectively, and the net carrying amounts of the notes represents the unamortized debt discount and debt issuance costs (see Note 15 for additional details). The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. As of December 31, 2020, the difference between the net carrying amount of the notes and their estimated fair values represented the equity conversion value premium the market assigned to the notes. Based on the closing price of our common stock of $68.63 on December 31, 2020, the if-converted value of the 2023 notes exceeded the principal amount of $25,626, while the if-converted value of the 2025 notes was less than the principal amount of $661,250. Refer to Note 15 for additional details on the convertible senior notes.

See Note 11 for the carrying amount of our convertible preferred stock.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. During the year ended December 31, 2020 we determined that the fair value of one of our cost method investments in a privately-held company was less than the carrying value of $2,000 based on a variety of impairment indicators, including the historical performance and future prospects of the company; therefore, we recognized a non-cash impairment charge of $1,919 related to this investment during the year ended December 31, 2020. The impairment charge is included in Impairment costs within our consolidated statement of cash flows and is included in Other income (expense), net within our consolidated statements of comprehensive loss. We did not record any other significant nonrecurring fair value measurements after initial recognition for the years ended December 31, 2020, 2019 or 2018.

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	December 31, 2020
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$32,915	$—	$—	$32,915	$32,915	$—	$—
Money markets funds	886,261	—	—	886,261	886,261	—	—
Restricted cash	20,544	—	—	20,544	20,544	—	—
U.S. treasury securities	137,502	159	—	137,661	6,100	131,561	—
Agency bonds	11,900	22	—	11,922	—	—	11,922
Total	$1,089,122	$181	$—	$1,089,303	$945,820	$131,561	$11,922

	December 31, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$13,237	$—	$—	$13,237	$13,237	$—	$—
Money markets funds	221,442	—	—	221,442	221,442	—	—
Restricted cash	12,769	—	—	12,769	12,769	—	—
U.S. treasury securities	100,998	31	(22)	101,007	—	70,029	30,978
Total	$348,446	$31	$(22)	$348,455	$247,448	$70,029	$30,978

As of December 31, 2020 and 2019, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $0 and $46,550, with aggregate unrealized losses of $0 and $22, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

Index to Notes
As of December 31, 2020 and 2019, we had accrued interest of $108 and $183, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 4: Inventory
The components of inventory were as follows:

	December 31,
	2020	2019
Properties for sale	$17,153	$36,982
Properties not available for sale	7,225	3,163
Properties under improvement	24,780	34,445
Inventory	$49,158	$74,590

Inventory costs include direct home purchase costs and any capitalized improvements, net of lower of cost or net realizable value write-downs applied on a specific home basis. As of December 31, 2020 and 2019, lower of cost or net realizable value write-downs were $29 and $143, respectively. During the years ended December 31, 2020 and 2019, we directly purchased $158,269 and $264,290 of homes and sold $182,906 and $214,118 in cost basis of homes, respectively.

Note 5: Property and Equipment

The components of property and equipment were as follows:

		December 31,
	Useful Lives (years)	2020	2019
Leasehold improvements	Shorter of lease term or economic life	$29,558	$28,141
Website and software development costs	2-3	33,278	27,602
Computer and office equipment	3	7,765	4,846
Software	3	1,858	595
Furniture	7	7,450	6,965
Property and equipment, gross		79,909	68,149
Accumulated depreciation and amortization		(41,614)	(29,047)
Construction in progress		5,693	475
Property and equipment, net		$43,988	$39,577

Depreciation and amortization expense for property and equipment amounted to $14,076, $8,742, and $7,977 for the years ended December 31, 2020, 2019, and 2018, respectively. We capitalized software development costs, including stock-based compensation, of $11,414, $8,396, and $5,796 during the years ended December 31, 2020, 2019, and 2018, respectively.

Index to Notes
Note 6: Leases

The components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$8,571	$7,970
Operating lease cost(1)	Operating expenses	4,370	3,648
Total operating lease cost		$12,941	$11,618
Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$130	$20
Interest on lease liabilities	Cost of revenue	20	3
Total finance lease cost		$150	$23

(1) Includes lease expense with initial terms of twelve months or less of $998 and $2,180 for the years ended December 31, 2020 and 2019.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2021	$14,194	$206	$1,141	$15,541
2022	13,582	206	878	14,666
2023	12,572	192	871	13,635
2024	10,761	93	1,279	12,133
2025	7,364	—	559	7,923
Thereafter	9,536	—	1,421	10,957
Total lease payments	$68,009	$697	$6,149	$74,855
Less: Interest(1)	7,333	61
Present value of lease liabilities	$60,676	$636

(1) Includes interest on operating leases of $2,397 and financing leases of $30 due within the next twelve months.

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted average remaining operating lease term (years)	5.2	6.1
Weighted average remaining finance lease term (years)	3.5	3.8
Weighted average discount rate for operating leases	4.4%	4.4%
Weighted average discount rate for finance leases	5.4%	5.4%

	Year Ended December 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$14,207	$9,868
Operating cash outflows from finance leases	20	3
Financing cash outflows from finance leases	102	14
Right-of-use assets obtained in exchange for lease liabilities(1)
Operating leases	$1,186	$58,669
Finance leases	669	274

(1) We adopted ASU 2016-02, Leases on January 1, 2019. Adoption of the standard resulted in recording of right-of-use assets of $33,953 on January 1, 2019.

Index to Notes
Note 7: Commitments and Contingencies

Legal Proceedings—Below is a discussion of our material, pending legal proceedings. Given the preliminary stage of these cases and the claims and issues presented, we cannot estimate a range of reasonably possible losses. In addition to the matters discussed below, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matters discussed below, we do not believe that any of the pending litigation, claims, and other proceedings are material to our business.

Lawsuit by David Eraker

On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleges that we are infringing patents claimed to be owned by Surefield without its authorization or license. Surefield is seeking an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On July 15, 2020, we filed a counterclaim against Surefield to allege that (i) we are not infringing on the patents that Surefeld has alleged that we are infringing and (ii) the patents claimed by Surefield are invalid. This counterclaim asks the court to declare judgment in our favor.

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

Lawsuits Alleging Misclassification

On August 28, 2019, Devin Cook, who is one of our former independent contractor licensed sales associates, whom we call associate agents, filed a complaint against us in the Superior Court of California, County of San Francisco. The plaintiff initially pled the complaint as a class action and alleged that we misclassified her as an independent contractor instead of an employee. The plaintiff also sought representative claims under California’s Private Attorney General Act ("PAGA"). On December 6, 2019, we filed a motion to compel arbitration and asserted that the plaintiff had agreed to arbitrate her claims and had waived all class claims. Following that filing, we and the plaintiff stipulated to allow the plaintiff to amend her complaint to dismiss the class action claim and assert only claims under PAGA. On January 14, 2020, pursuant to the parties’ stipulation, the court granted the plaintiff leave to file a first amended complaint, and she filed her first amended complaint on January 30, 2020. Following this stipulation, only the plaintiff's claims under PAGA will proceed. The plaintiff continues to seek unspecified penalties for alleged violations of PAGA.

Index to Notes
On November 20, 2020, Jason Bell, who is one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint is pled as a class action and alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff is also seeking representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On December 2, 2020, we filed a motion to compel arbitration and asserted that the plaintiff had agreed to arbitrate his claims and had waived all class claims.

Other Commitments—Other commitments relate to homes that are under contract to purchase through our properties business but that have not closed, and network infrastructure for our data operations.

Future payments due under these agreements as of December 31, 2020 are as follows:

Other Commitments
2021	$63,586
2022	7,430
2023	745
2024	—
2025 and thereafter	—
Total future minimum payments	$71,761

Note 8: Acquired Intangible Assets

    The components of intangible assets were as follows:

		December 31, 2020			December 31, 2019
	Useful Live (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$1,040	$(650)	$390	$1,040	$(546)	$494
Developed technology	10	2,980	(1,862)	1,118	2,980	(1,564)	1,416
Customer relationship	10	860	(538)	322	860	(452)	408
		$4,880	$(3,050)	$1,830	$4,880	$(2,562)	$2,318

Amortization expense totaled $488 for each year ended December 31, 2020 and 2019. We will recognize the remaining amortization expense of $1,830 over a four-year period, with the first three years recognizing expense of $488 per year, and the fourth year recognizing expense of $366.

Note 9: Accrued Liabilities

The components of accrued liabilities were as follows:

	December 31,
	2020	2019
Accrued compensation and benefits	$49,238	$30,462
Miscellaneous accrued liabilities	9,722	7,021
Payroll tax liability deferred by the CARES Act	6,812	—
Customer contract liabilities	3,688	539
Total accrued liabilities	$69,460	$38,022

Index to Notes
Note 10: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The components of other payables were as follows:

	December 31,
	2020	2019
Customer deposits	$11,183	$7,109
Miscellaneous payables	2,001	775
Total other payables	$13,184	$7,884

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

As of December 31, 2020, the carrying value of our convertible preferred stock, net of issuance costs, is $39,823, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on January 4, 2021. These shares are included in basic and diluted net loss per share attributable to common stock, as described in Note 13. As of December 31, 2020, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Index to Notes
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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of December 31, 2020 and 2019, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of December 31, 2020 and 2019, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

2017 Equity Incentive Plan—Our 2017 Equity Incentive Plan ("2017 EIP") became effective on July 26, 2017 and provides for issuance of incentive and nonqualified common stock options and restricted stock units to employees, directors, officers, and consultants. The number of shares of common stock initially reserved for issuance under our 2017 EIP was 7,898,159. The number of shares reserved for issuance under our 2017 EIP will increase automatically on January 1 of each calendar year beginning on January 1, 2018, and continuing through January 1, 2028, by the number of shares equal to the lesser of 5% of the total outstanding shares of our common stock as of the immediately preceding December 31 or an amount determined by our board of directors. The term of each stock option and restricted stock unit under the plan will not exceed 10 years, and each award generally vests between two and four years.

Index to Notes
We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	December 31,
	2020	2019
Stock options issued and outstanding	5,733,738	7,792,181
Restricted stock units outstanding	4,459,743	5,023,412
Shares available for future equity grants	11,309,377	7,100,499
Total shares reserved for future issuance	21,502,858	19,916,092

2017 Employee Stock Purchase Plan—Our 2017 Employee Stock Purchase Plan ("ESPP") was approved by the board of directors on July 27, 2017, and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. We initially reserved 1,600,000 shares of common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through January 1, 2028, by the number of shares equal to the lesser of 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 or an amount determined by our board of directors. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of (i) the fair market value of our common stock on the first trading day of the offering period, and (ii) the fair market value of our common stock on the purchase date.

We have reserved shares of common stock for future issuance under our ESPP as follows:

	December 31,
	2020	2019
Shares available for issuance at beginning of period	3,330,271	2,890,973
Shares issued during the period	(320,609)	(490,717)
Total shares available for issuance at end of period	3,009,662	2,400,256

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to our ESPP are as follows:

	For the Offering Period beginning July 1, 2020	For the Offering Period beginning January 1, 2020
Expected life	0.5 years	0.5 years
Volatility	101.06%	43.65%
Risk-free interest rate	0.17%	1.57%
Dividend yield	—%	—%
Weighted-average grant date fair value	$17.48	$5.77

Stock Options—Option activity for the year ended December 31, 2020 was as follows:

	Number Of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	7,792,181	$7.00	5.28	$111,122
Options exercised	(2,011,938)	6.31
Options forfeited	(36,206)	9.13
Options canceled	(10,299)	8.98
Outstanding at December 31, 2020	5,733,738	$7.23	4.39	$352,076
Options exercisable at December 31, 2020	5,520,083	$6.63	4.26	$342,225

Index to Notes
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions:

	December 31,
	2020	2019	2018
Expected life	0	6.5 years	0
Volatility	—%	33.76%	—%
Risk-free interest rate	—%	2.12%	—%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$—	$3.22	$—

The grant date fair value of stock options is recorded as stock-based compensation over the vesting period. As of December 31, 2020, there was $816 of total unrecognized stock-based compensation related to stock options. These costs are expected to be recognized over a weighted-average period of 0.80 years.

The fair value of stock options vested and the intrinsic value of stock options exercised are as follows:

	Year Ended December 31,
	2020	2019	2018
Fair value of options vested	$2,228	$4,747	$7,089
Intrinsic value of options exercised	55,822	20,811	49,276

On June 1, 2019, we granted stock options subject to performance conditions ("PSOs"), with a target of 150,000 shares and a maximum of 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. We determined that vesting is probable and have accrued compensation expense for the PSOs. None of the PSOs vested in the period ended December 31, 2020.

Restricted Stock Units—Restricted stock unit activity for the year ended December 31, 2020 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	5,023,412	$18.69
Granted	1,658,632	43.01
Vested	(1,490,506)	19.12
Forfeited or canceled	(731,795)	19.56
Outstanding or deferred at December 31, 2020(1)	4,459,743	$27.44

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of December 31, 2020 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of December 31, 2020, there was $113,101 of total unrecognized stock-based compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.55 years.

Index to Notes
As of December 31, 2020, there were 400,873 restricted stock units subject to performance and market conditions ("PSUs") outstanding at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions will be recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Year Ended December 31,
	2020	2019	2018
Expense associated with the current period	$2,664	$894	$610
Expense due to reassessment of achievement related to prior periods	190	(610)	—
Total expense	$2,854	$284	$610

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$8,844	$6,087	$5,567
Technology and development(1)	16,564	12,362	7,576
Marketing	1,569	1,418	662
General and administrative	9,996	7,947	6,633
Total stock-based compensation	$36,973	$27,814	$20,438

(1) Net of $2,348, $1,280 and $522 of stock-based compensation expense capitalized for internally developed software for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We calculate basic and diluted net loss per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be a participating security. Under the two-class method, net loss attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 11.

Index to Notes
The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(18,527)	$(80,805)	$(41,978)
Dividends on convertible preferred stock	(4,454)	—	—
Net loss attributable to common stock—basic and diluted	$(22,981)	$(80,805)	$(41,978)

Denominator:
Weighted average shares—basic and diluted(1)	98,574,529	91,583,533	85,669,039
Net loss per share attributable to common stock—basic and diluted	$(0.23)	$(0.88)	$(0.49)

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

	Year Ended December 31,
	2020	2019	2018
2023 notes as if converted(1)	838,821	—	—
2025 notes as if converted	9,119,960	—	—
Convertible preferred stock as if converted	2,040,000	—	—
Stock options outstanding	5,733,738	7,792,181	9,435,349
Restricted stock units outstanding(2)	4,443,315	5,023,412	3,264,702
Total	22,175,834	12,815,593	12,700,051

(1) Includes $1,849 principal amount of 2023 notes with respect to which we received conversion requests by December 31, 2020. See Note 1.

(2) Excludes 16,428 restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors as of December 31, 2020.

We intend to settle any conversion of our 2023 and 2025 notes in cash, shares, or a combination thereof. The dilutive impact of the notes on our net loss per share is considered using the if-converted method for the year ended December 31, 2020. For periods ending prior to December 31, 2020, we considered the impact of the notes on our diluted net income (loss) per share based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the notes solely in cash at that time. The treasury stock method requires that the dilutive effect of common stock issuable upon conversion of the notes be computed in the periods in which we report net income. For the year ended December 31, 2019 there was no dilutive impact from the notes.

Note 14: Income Taxes

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented:

Index to Notes

	December 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforwards	$57,763	$49,211
Tax credit carryforwards	12,422	8,638
Stock-based compensation	6,011	5,142
Compensation accruals	7,026	2,297
Lease liability	17,540	18,404
Accruals and reserves	2,079	795
Gross deferred income tax assets	102,841	84,487
Valuation allowance	(44,307)	(62,274)
Total deferred income tax assets, net of valuation allowance	58,534	22,213
Deferred income tax liabilities
Intangible assets	(514)	(605)
Prepaid expenses	—	(1,688)
Convertible senior notes	(45,616)	(5,359)
Right-of-use assets	(12,404)	(13,579)
Fixed assets	—	(982)
Total deferred income tax liabilities	(58,534)	(22,213)
Net deferred income tax assets and liabilities	$—	$—

The valuation allowance decreased by $17,967 during the year ended December 31, 2020. This decrease did not result in the recognition of an income tax benefit through operations as it was driven by the equity components of the 2023 and 2025 notes (see Note 15) and partially offset by the impact from the current year pretax loss.

The valuation allowance increased by $24,264 and $8,192 during the years ended December 31, 2019 and 2018, respectively.

The following table represents our net operating loss ("NOL") carryforwards as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Federal	$227,751	$195,133
Various states	12,576	10,421
Foreign	2,050	1,212

Federal NOL carryforwards are available to offset federal taxable income and begin to expire in 2025, with NOL carryforwards of $142,420 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period. State NOL carryforwards are available to offset future taxable income and began to expire in 2020. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Foreign NOL carryforward periods for foreign federal and provincial jurisdictions are generally 20 years. Additionally, net research and development credit carryforwards of $12,422 and $8,638 are available as of December 31, 2020 and 2019, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Current tax laws impose substantial restrictions on the utilization of research and development credits and NOL carryforwards in the event of an ownership change, as defined by Internal Revenue Code Sections 382 and 383. Such an event may significantly limit our ability to utilize our net NOLs and research and development tax credit carryforwards. During 2017, we completed a Section 382 study. The study determined that we underwent an ownership change in 2006. Due to the Section 382 limitation determined on the date of the change in control in 2006, the NOL and research and development credit carryforwards have been reduced by $1,506 and $32, respectively.

Index to Notes
The components of loss before benefit for income taxes for the years ended December 31, 2020, 2019, and 2018 were $(17,582), $(79,518), and $(41,978), for federal purposes, respectively, and $(945), $(1,287), and $0, for foreign purposes, respectively.

The following table is a reconciliation of the U.S. federal income tax at statutory rate to our effective income tax rate:

	December 31,
	2020	2019	2018
U.S. federal income tax at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	25.23	4.71	5.67
Stock-based compensation	69.14	1.20	7.51
Permanent differences	(1.03)	(0.97)	(0.57)
Federal research and development credit	20.42	2.45	4.26
Change in valuation allowance	(132.88)	(29.73)	(37.33)
Other	1.32	1.34	(0.54)
Extinguishment of 2023 Notes	(3.20)	—	—
Effective income tax rate	—%	—%	—%

We did not record any tax benefits for the years ended December 31, 2020, 2019, and 2018. The difference between the U.S. federal income tax at statutory rate of 21% for the years ended December 31, 2020, 2019, and 2018, and our effective tax rate in all periods is primarily due to a full valuation allowance related to our U.S. deferred tax assets. For the year ended December 31, 2020, the difference between our estimated statutory state income tax rate of 7.09% and the state income tax rate of 25.23% as reported in the rate reconciliation is primarily due to the impact of tax deductions for stock-based compensation which provide permanent and favorable differences between pre-tax operating losses for financial reporting purposes and losses reported for income tax purposes. Our reported state income tax rate of 25.23% differs from our effective state income tax rate of 0% primarily due to a full valuation allowance related to our state deferred tax assets.

We account for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated utilizing a two-step process, whereby we first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
	2020	2019
Unrecognized benefit—beginning of year	$2,159	$1,663
Gross decreases—prior year tax positions	—	(127)
Gross increases—current year tax positions	946	623
Unrecognized benefit—end of year	$3,105	$2,159

All of the unrecognized tax benefits as of December 31, 2020 and 2019 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $3,105 and $2,159 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for each year ended December 31, 2020 and 2019 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2020.

Index to Notes
Our material income tax jurisdictions are the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal and foreign purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Note 15: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, Redfin Mortgage, our wholly owned mortgage origination subsidiary, utilizes warehouse credit facilities that are classified as current liabilities in our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan, and rights and income related to the loans. The following table summarizes borrowings under these facilities as of the periods presented:

	December 31, 2020			December 31, 2019
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$18,277	3.25%	$24,500	$8,489	3.79%
Texas Capital Bank, N.A.	40,000	12,903	3.35%	24,500	10,210	3.51%
Flagstar Bank, FSB	15,000	7,849	3.00%	$15,000	$2,603	3.69%
Total	$105,000	$39,029	—%	$64,000	$21,302	—%

Borrowings under the facility with Western Alliance Bank mature on June 15, 2021 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.25%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of December 31, 2020.

Borrowings under the facility with Texas Capital Bank, N.A. mature on July 14, 2021 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.25% or (ii) 3.35%. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Borrowings under the facility with Flagstar Bank, FSB ("Flagstar") generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%. This facility does not have a stated maturity date, but Flagstar may terminate the facility upon 30 days prior notice. Redfin Mortgage would be required to pay all amounts owed to Flagstar upon the facility's termination.

Secured Revolving Credit Facility—To provide capital for the homes that it purchases, RedfinNow has, through a special purpose entity called RedfinNow Borrower, entered into a secured revolving credit facility with Goldman Sachs Bank, N.A. ("Goldman Sachs"). Borrowings under the facility are secured by RedfinNow Borrower's assets, including the financed homes, as well as the equity interests in RedfinNow Borrower. The following table summarizes borrowings under this facility as of the period presented:

	December 31, 2020			December 31, 2019
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$100,000	$23,949	4.40%	$100,000	$4,444	4.45%

Index to Notes
The facility matures on January 26, 2021, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Borrowings under the facility prior to March 24, 2020 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.65%. For borrowings under the facility on and after March 24, 2020, each new borrowing generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an additional rate agreed upon between RedfinNow Borrower and Goldman Sachs. See Note 16 for developments subsequent to December 31, 2020 with respect to this facility.

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

As of December 31, 2020 and 2019, RedfinNow Borrower had $65,191 and $16,200 of total assets, respectively, of which $47,620 and $7,456 related to inventory and $11,818 and $5,663 in cash and cash equivalents, respectively.

For the years ended December 31, 2020 and 2019 we amortized $619 and $256 of the debt issuance costs and recognized $643 and $17 of interest expense, respectively.

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	7.25%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—	6.52%	—	—	13.7920

The components of the convertible senior notes were as follows:

	December 31, 2020
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$25,626	$2,776	$368	$22,482
2025 notes	661,250	163,077	9,905	488,268

	December 31, 2019
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$143,750	$21,231	$2,803	$119,716

Index to Notes

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	2023 notes	2025 notes	Total	2023 notes	2025 notes	Total	2023 notes	2025 notes	Total
Contractual interest expense	$2,113	$—	$2,113	$2,516	$—	$2,516	$1,097	$—	$1,097
Amortization of debt discount	4,735	5,693	10,428	5,405	—	5,405	2,280	—	2,280
Amortization of debt issuance costs	623	346	969	724	—	724	304	—	304
Interest expense	$7,471	$6,039	$13,510	$8,645	$—	$8,645	$3,681	$—	$3,681

The 2025 notes were issued on October 20, 2020, with an aggregate principal amount of $661,250. Our proceeds from the issuance, after deducting the initial purchaser's discount and offering expenses payable by us, was $647,486. We will settle any conversions of the notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The notes are classified as long-term debt in our consolidated balance sheet, based on their contractual maturity. We separated the notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component represents the value of the conversion option, and was determined by reducing the principal amount of the 2025 notes by the fair value of the liability component. The difference between the principal amount of the notes and the liability component represents the debt discount, which we record as a deduction from the debt liability in the consolidated balance sheet. This discount is amortized to interest expense using the effective interest method over the term of the notes. The equity component of the 2025 notes of $165,257, net of issuance costs of $3,513, is included in additional paid-in capital in the consolidated balance sheet and is not remeasured so long as it meets the conditions for equity classification.

The 2023 notes were issued on July 23, 2018, with an aggregate principal amount of $143,750. For more than 20 trading days during the 30 consecutive trading days ended December 31, 2020, the volume weighted average price of our common stock was equal to or exceeded 130% of the conversion price of the notes. As a result, the remaining 2023 notes will be convertible at the option of the holders during the quarter ending March 31, 2021, and have been classified as current liabilities on our consolidated balance sheet as of December 31, 2020. We intend to settle any future conversions of the notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

On October 20, 2020, we used a portion of the proceeds from the issuance of our 2025 notes, together with shares of our common stock, to repurchase and retire $116,914 aggregate principal amount of our 2023 notes, and paid accrued and unpaid interest thereon. We accounted for this repurchase as debt extinguishment. We recognized a $103,335 reduction to long-term debt, which represents the carrying value of the liability component at the date of the repurchase, and a loss upon extinguishment of $4,586, which is included in interest expense on the consolidated statement of comprehensive loss and represents the excess of the fair value over the net carrying value of the liability component repurchased during the year ended December 31, 2020. The conversion that was settled in the period ended December 31, 2020 was accounted for in the same manner, as a debt extinguishment. We recognized a $1,069 reduction to long-term debt representing the carrying value of the liability component at the date of the settlement for the conversion and a loss upon extinguishment of $48, which represents the excess of the fair value over the net carrying value of the liability component.

See Note 3 for fair value information related to the 2023 and 2025 notes.

Note 16: Subsequent Events

Amendment of Secured Revolving Credit Facility—On January 12, 2021, RedfinNow Borrower amended its secured revolving credit facility with Goldman Sachs. Following this amendment, (i) the facility's borrowing capacity is $125,000, (ii) new borrowings under the facility generally bear interest at a

Index to Notes
rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%, and (iii) the facility matures on July 12, 2022, but we may extend the maturity date for an additional six months to repay outstanding borrowings.

Agreement to Acquire RentPath Holdings, Inc.—On February 19, 2021, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with RentPath Holdings, Inc. ("RentPath") and certain of its wholly owned subsidiaries (together with RentPath Holdings, Inc., the "Sellers"). RentPath is a provider of digital marketing solutions for rental properties through a network of internet listing websites. Pursuant to the Purchase Agreement, we will acquire, for $608,000 in cash, all of the equity interests of RentPath, as reorganized following an internal restructuring of the Sellers (“Reorganized RentPath”) pursuant to the joint chapter 11 plan of reorganization of the Sellers in the chapter 11 cases of the Sellers (the "Plan") and certain of their affiliates filed on February 12, 2020 in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the "Acquisition"). In connection with the internal restructuring, certain assets and liabilities related to the Sellers' business of providing digital media services to clients in the residential real estate business will be transferred to Reorganized RentPath, and the remaining assets and liabilities will be transferred to a wind-down company.

In connection with our entry into the Purchase Agreement, we deposited $60,800 into an escrow account, and this amount will be applied towards the purchase price at the closing of the Acquisition. If the Purchase Agreement is terminated, other than in a situation involving our breach of the Purchase Agreement, then the deposit will be returned to us.

The closing of the Acquisition is subject to customary closing conditions, including (i) the absence of any law or order prohibiting the closing, (ii) the expiration or termination of any applicable waiting period under applicable antitrust laws and (iii) the Bankruptcy Court having entered orders confirming the Plan and authorizing the Purchase Agreement and certain other matters.

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

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders by April 30, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders by April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders by April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders by April 30, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders by April 30, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements and financial statement schedules required to be filed as part of this annual report are included under Item 8.

The exhibits required to be filed as part of this Annual Report are listed below. Exhibits 10.1 through 10.15 constitute management contracts or compensatory plans or arrangements. Notwithstanding any language to the contrary, Exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this annual report for purposes of Section 18 of the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filing	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement by and among RentPath Holdings, Inc., Redfin Corporation and the Other Sellers Named Therein, dated as of February 19, 2021	8-K	2.1	Feb. 19, 2021
3.1	Restated Certificate of Incorporation	10-Q	3.1	Sept. 8, 2017
3.2	Restated Bylaws	10-Q	3.2	Sept. 8, 2017
3.3	Amended and Restated Certificate of Designation, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	June 15, 2020
4.1	Form of Common Stock Certificate	S-1/A	4.1	July 26, 2017
4.2	Description of Common Stock	10-K	4.2	Feb. 12, 2020
4.3	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	July 23, 2018
4.4	Form of Convertible Senior Note due 2023 (contained in exhibit 4.3)	8-K	4.1	July 23, 2018
4.5	Indenture, dated as of October 20, 2020 between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	Oct. 20, 2020
4.6	Form of Convertible Senior Note due 2025 (contained in exhibit 4.5)	8-K	4.1	Oct. 20, 2020
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	10.3	Feb. 22, 2018
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)	10-Q	10.1	May 8, 2019
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (June 2018)	8-K	10.1	June 6, 2018
10.5	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	10.1	June 6, 2019
10.6	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)	10-Q	10.2	Aug. 1, 2019
10.7	Form of Indemnification Agreement	S-1/A	10.1	July 17, 2017
10.8	Form of Change in Control Severance Agreement	10-Q	10.1	Nov. 5, 2020
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	10.4	June 30, 2017
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	10.5	June 30, 2017
10.11	Offer Letter by and between Redfin Corporation and Ee Lyn Khoo, dated November 16, 2020				X
10.12	Amended and Restated Offer Letter by and between Redfin Corporation and Scott Nagel, dated June 27, 2017	S-1	10.6	June 30, 2017
10.13	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	10.6	Feb. 22, 2018
10.14	Offer Letter by and between Redfin Corporation and Christian Taubman, dated October 13, 2019	10-K	10.13	Feb. 12, 2020
10.15	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017	10-K	10.10	Feb. 14, 2019
10.16	Securities Purchase Agreement, dated as of March 29, 2020, by and between Redfin Corporation and Durable Capital Master Fund LP	10-Q	10.2	May 7, 2020
10.17	Registration Rights Agreement, dated as of April 1, 2020, by and between Redfin Corporation and Durable Capital Master Fund LP	10-Q	10.1	July 30, 2020
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in "Signatures")				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive Data Files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 24, 2021	By	/s/ Glenn Kelman
(Date)		Glenn Kelman Chief Executive Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Chris Nielsen

/s/ David Lissy	Chairman of the Board of Directors	February 24, 2021
David Lissy

/s/ Robert Bass	Director	February 24, 2021
Robert Bass

/s/ Julie Bornstein	Director	February 24, 2021
Julie Bornstein

/s/ Kerry Chandler	Director	February 24, 2021
Kerry Chandler

/s/ Austin Ligon	Director	February 24, 2021
Austin Ligon

/s/ Robert Mylod, Jr.	Director	February 24, 2021
Robert Mylod, Jr.

/s/ James Slavet	Director	February 24, 2021
James Slavet

/s/ Selina Tobaccowala	Director	February 24, 2021
Selina Tobaccowala