Form 10-Q
period 2021-03-31
Redfin Corp
filed 2021-05-05
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

The registrant had 104,041,511 shares of common stock outstanding as of April 28, 2021.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility with Goldman Sachs, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us"," and "our" refer only to Redfin Mortgage, LLC.

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope," “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2020, as supplemented by Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$1,241,255	$925,276
Restricted cash	101,790	20,544
Short-term investments	140,843	131,561
Accounts receivable, net of allowances for credit losses of $182 and $160	47,416	54,719
Inventory	97,371	49,158
Loans held for sale	43,447	42,539
Prepaid expenses	15,224	12,131
Other current assets	7,014	4,898
Total current assets	1,694,360	1,240,826
Property and equipment, net	47,649	43,988
Right-of-use assets, net	47,932	44,149
Long-term investments	6,906	11,922
Goodwill and intangibles, net	10,894	11,016
Other assets, noncurrent	8,836	8,619
Total assets	$1,816,577	$1,360,520
Liabilities, mezzanine equity and stockholders' equity
Current liabilities
Accounts payable	$15,568	$5,644
Accrued liabilities	75,754	69,460
Other payables	19,117	13,184
Warehouse credit facilities	40,663	39,029
Secured revolving credit facility	48,851	23,949
Convertible senior notes, net	23,428	22,482
Lease liabilities	12,611	11,973
Total current liabilities	235,992	185,721
Lease liabilities and deposits, noncurrent	53,333	49,339
Convertible senior notes, net, noncurrent	1,136,974	488,268
Payroll tax liabilities, noncurrent	6,812	6,812
Total liabilities	1,433,111	730,140
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding	39,834	39,823
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 103,983,585 and 103,000,594 shares issued and outstanding, respectively	104	103
Additional paid-in capital	641,702	860,556
Accumulated other comprehensive income	161	211
Accumulated deficit	(298,335)	(270,313)
Total stockholders’ equity	343,632	590,557
Total liabilities, mezzanine equity and stockholders’ equity	$1,816,577	$1,360,520

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue
Service	$175,593	$111,478
Product	92,726	79,517
Total revenue	268,319	190,995
Cost of revenue
Service	134,851	98,368
Product	91,110	79,748
Total cost of revenue	225,961	178,116
Gross profit	42,358	12,879
Operating expenses
Technology and development	27,678	20,274
Marketing	11,802	25,708
General and administrative	37,391	24,327
Total operating expenses	76,871	70,309
Loss from operations	(34,513)	(57,430)
Interest income	159	1,103
Interest expense	(1,338)	(2,444)
Other income (expense), net	(92)	(1,346)
Net loss	$(35,784)	$(60,117)
Dividends on convertible preferred stock	(2,336)	—
Net loss attributable to common stock—basic and diluted	$(38,120)	$(60,117)
Net loss per share attributable to common stock—basic and diluted	$(0.37)	$(0.64)
Weighted average shares to compute net loss per share attributable to common stock—basic and diluted	103,427,764	93,442,706

Net loss	$(35,784)	$(60,117)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(25)
Unrealized gain (loss) on available-for-sale securities	(50)	559
Comprehensive loss	$(35,834)	$(59,583)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020

Operating Activities
Net loss	$(35,784)	$(60,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,341	3,307
Stock-based compensation	12,583	7,211
Amortization of debt discount and issuance costs	855	1,730
Non-cash lease expense	2,533	2,254
Impairment costs	—	1,420
Net gain on IRLCs, forward sales commitments and loans held for sale	(1,052)	(494)
Other	109	(119)
Change in assets and liabilities:
Accounts receivable, net	7,303	(2,598)
Inventory	(48,213)	3,941
Prepaid expenses and other assets	(3,359)	4,934
Accounts payable	5,947	514
Accrued liabilities, other payables, and payroll tax liabilities, noncurrent	8,873	18,725
Lease liabilities	(2,951)	(2,693)
Origination of loans held for sale	(227,090)	(132,697)
Proceeds from sale of loans originated as held for sale	225,140	111,233
Net cash used in operating activities	(50,765)	(43,449)
Investing activities
Purchases of property and equipment	(5,285)	(3,406)
Purchases of investments	(67,877)	(33,267)
Sales of investments	—	31,608
Maturities of investments	63,589	1,597
Net cash used in investing activities	(9,573)	(3,468)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	3,411	4,103
Tax payments related to net share settlements on restricted stock units	(10,860)	(3,307)
Borrowings from warehouse credit facilities	216,382	131,310
Repayments to warehouse credit facilities	(214,747)	(110,025)
Borrowings from secured revolving credit facility	71,177	11,854
Repayments to secured revolving credit facility	(46,275)	(7,398)
Proceeds from issuance of convertible senior notes, net of issuance costs	488,691	—
Purchases of capped calls related to convertible senior notes	(54,480)	—
Payments for repurchases and conversions of convertible senior notes	(1,886)	—
Other payables—deposits held in escrow	6,521	3,684
Principal payments under finance lease obligations	(67)	(15)
Cash paid for secured revolving credit facility issuance costs	(305)	—
Net cash provided by financing activities	457,562	30,206
Effect of exchange rate changes on cash and cash equivalents	1	(25)
Net change in cash, cash equivalents, and restricted cash	397,225	(16,736)
Cash, cash equivalents, and restricted cash:
Beginning of period	945,820	247,448
End of period	$1,343,045	$230,712

Supplemental disclosure of cash flow information
Cash paid for interest	973	1,582
Non-cash transactions
Stock-based compensation capitalized in property and equipment	732	504
Property and equipment additions in accounts payable and accrued liabilities	2,348	451
Leasehold improvements paid directly by lessor	1,334	—

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of common stock pursuant to exercise of stock options	—	—	738,398	1	3,915	—	—	3,916
Issuance of common stock pursuant to settlement of restricted stock units	—	—	320,440	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(102,661)	—	(3,307)	—	—	(3,307)
Stock-based compensation	—	—	—	—	7,715	—	—	7,715
Other comprehensive income	—	—	—	—	—	—	533	533
Net loss	—	—	—	—	—	(60,117)	—	(60,117)
Balance, March 31, 2020	—	$—	93,957,774	$94	$591,420	$(311,903)	$575	$280,186

Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Adjustment related to adoption of ASU 2020-06	—	—	—	—	(170,240)	7,762	—	(162,478)
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	670,050	1	3,462	—	—	3,463
Issuance of common stock pursuant to settlement of restricted stock units	—	—	360,351	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(115,030)	—	(10,860)	—	—	(10,860)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(54,480)	—	—	(54,480)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	36,980	—	(52)	—	—	(52)
Stock-based compensation	—	—	—	—	13,316	—	—	13,316
Other comprehensive loss	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(35,784)	—	(35,784)
Balance, March 31, 2021	40,000	$39,834	103,983,585	$104	$641,702	$(298,335)	$161	$343,632

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

The financial information as of December 31, 2020 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2020 included in Item 8 in our annual report for the year ended December 31, 2020. Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2021, the statements of comprehensive loss, statements of cash flows, and statements of changes in mezzanine equity and stockholders’ equity for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

Certain amounts presented in the prior period consolidated statements of cash flows have been reclassified to conform to the current period financial statement presentation. The change in classification does not affect previously reported cash flows from operating activities, investing activities or financing activities in the consolidated statements of cash flows.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, fair value of interest rate lock commitments ("IRLCs") and forward sales commitments, fair value of reporting units for purposes of evaluating goodwill for impairment, current expected credit losses on certain financial assets, and the fair value of the convertible feature related to our convertible senior notes. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Agreement to Acquire RentPath Holdings, Inc.—On February 19, 2021, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with RentPath Holdings, Inc. ("RentPath") and certain of its wholly owned subsidiaries (together with RentPath Holdings, Inc., the "Sellers"). RentPath is a provider of digital marketing solutions for rental properties through a network of internet listing websites. Pursuant to the Purchase Agreement, we will acquire, for $608,000 in cash, all of the equity interests of RentPath, as reorganized following an internal restructuring of the Sellers (“Reorganized RentPath”) pursuant to the joint chapter 11 plan of reorganization of the Sellers in the chapter 11 cases of the Sellers (the "Plan") and certain of their affiliates filed on February 12, 2020 in the U.S. Bankruptcy Court for the District of Delaware (the "Acquisition"). In connection with the internal restructuring, certain assets and liabilities related to the Sellers' business of providing digital media services to clients in the residential real estate business will be transferred to Reorganized RentPath, and the remaining assets and liabilities will be transferred to a wind-down company.

Index to Notes to Financial Statements
In connection with our entry into the Purchase Agreement, we deposited $60,800 into an escrow account, and this amount will be applied towards the purchase price at the closing of the Acquisition. If the Purchase Agreement is terminated, other than in a situation involving our breach of the Purchase Agreement, then the deposit will be returned to us. We have recorded the deposit in escrow account as part of restricted cash on the consolidated balance sheet. See Note 16 for details on the closing of our acquisition of RentPath that occurred on April 2, 2021.

Convertible Senior Notes—In accounting for the issuance of our convertible senior notes, we treat the instrument wholly as a liability, in accordance with the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06").

Issuance costs are being amortized to expense over the respective term of the convertible senior notes.

For conversions prior to the maturity of the notes, we will settle using cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The carrying amount of the instrument (including unamortized debt issuance costs) is reduced by cash and other assets transferred, with the difference reflected as a reduction to additional paid-in capital. The indentures governing our convertible senior notes allow us, under certain circumstances, to irrevocably fix our method for settling conversions of the applicable notes by giving notice to the noteholders. Our election to irrevocably fix the settlement method could affect the calculation of diluted earnings per share when applicable. We have no plans to exercise our rights to fix the settlement method.

Unsettled Conversion Requests of Convertible Senior Notes—Our 2023 notes were convertible during the quarter ended March 31, 2021. We received conversion requests for $39 aggregate principal amount of the notes prior to the end of the quarter that we will settle using a combination of cash and shares of our common stock during the quarter ending June 30, 2021. All references to the outstanding aggregate principal amount of our 2023 notes as of March 31, 2021 includes the $39 principal amount with respect to which we received conversion requests on or prior to such date.

Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under ASU 2020-06.

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

We early adopted ASU 2020-06 as of January 1, 2021 using the modified retrospective approach. The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. Upon the adoption of the new standard we recognized the following adjustments:

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

Index to Notes to Financial Statements
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

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended March 31,
	2021	2020

Real estate services
Brokerage revenue	$156,447	$102,351
Partner revenue	12,162	6,285
Total real estate services revenue	168,609	108,636
Cost of revenue	128,216	93,562
Gross profit	40,393	15,074
Properties
Revenue	92,726	79,098
Cost of revenue	91,130	79,299
Gross profit	1,596	(201)
Other
Revenue	9,357	4,250
Cost of revenue	8,988	6,244
Gross profit	369	(1,994)
Intercompany eliminations
Revenue	(2,373)	(989)
Cost of revenue	(2,373)	(989)
Gross profit	—	—
Consolidated
Revenue	268,319	190,995
Cost of revenue	225,961	178,116
Gross profit	42,358	12,879
Operating expenses	76,871	70,309
Interest income	159	1,103
Interest expense	(1,338)	(2,444)
Other income (expense), net	(92)	(1,346)
Net loss	$(35,784)	$(60,117)

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

Index to Notes to Financial Statements

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

Notional Amounts	March 31, 2021	December 31, 2020

Forward sales commitments	$105,107	$130,109
IRLCs	111,753	88,923

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended March 31,
Instrument	Classification	2021	2020

Forward sales commitments	Service revenue	$1,928	$(1,571)
IRLCs	Service revenue	166	1,195

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents
Money market funds	$612,590	$612,590	$—	$—
U.S. treasury securities	4,912	4,912	—	—
Total cash equivalents	617,502	617,502	—	—
Short-term investments
U.S. treasury securities	140,843	140,843	—	—
Loans held for sale	43,447	—	43,447	—
Other current assets
Forward sales commitments	1,465	—	1,465	—
IRLCs	2,146	—	—	2,146
Total other current assets	3,611	—	1,465	2,146
Long-term investments
Agency bonds	6,906	6,906	—	—
Total assets	$812,309	$765,251	$44,912	$2,146
Liabilities
Accrued liabilities
Forward sales commitments	$10	$—	$10	$—
IRLCs	209	—	—	209
Total liabilities	$219	$—	$10	$209

Index to Notes to Financial Statements

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents
Money market funds	$886,261	$886,261	$—	$—
U.S. treasury securities	6,100	6,100	—	—
Total cash equivalents	892,361	892,361	—	—
Short-term investments
U.S. treasury securities	131,561	131,561	—	—
Loans held for sale	42,539	—	42,539	—
Other current assets
Forward sales commitments	34	—	34	—
IRLCs	1,781	—	—	1,781
Total other current assets	1,815	—	34	1,781
Long-term investments
Agency bonds	11,922	11,922	—	—
Total assets	$1,080,198	$1,035,844	$42,573	$1,781
Liabilities
Accrued liabilities
Forward sales commitments	$507	$—	$507	$—
IRLCs	10	—	—	10
Total liabilities	$517	$—	$507	$10

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement. The pull-through rate used to determine the fair value of IRLCs was as follows:

Key Inputs	Valuation Technique	March 31, 2021	December 31, 2020

Weighted-average pull-through rate	Market pricing	72.8%	72.3%

The following is a summary of changes in the fair value of IRLCs for the three months ended March 31, 2021:

Balance, net—January 1, 2021	$1,771
Issuances of IRLCs	5,504
Settlements of IRLCs	(5,139)
Net loss recognized in earnings	(199)
Balance, net—March 31, 2021	$1,937

Changes in fair value recognized during the period relating to assets still held at March 31, 2021	$166

The following table presents the carrying amounts and estimated fair values of our 2023 notes, 2025 notes, and our 2027 notes that are not recorded at fair value on our consolidated balance sheets:

	March 31, 2021		December 31, 2020
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value

2023 notes	$23,428	$53,683	$22,482	$59,894
2025 notes	648,713	772,651	488,268	802,083
2027 notes	488,261	510,340	—	—

Index to Notes to Financial Statements
The difference between the principal amounts and unsettled conversions of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,777, $661,250, and $500,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs (see Note 15 for additional details). The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. As of March 31, 2021, the difference between the net carrying amount of the notes and their estimated fair values represented the equity conversion value premium the market assigned to the notes. Based on the closing price of our common stock of $66.59 on March 31, 2021, the if-converted value of the 2023 notes exceeded the principal amount of $23,777, while the if-converted values of the 2025 notes and 2027 notes were less than the principal amounts of $661,250 and $500,000, respectively. See Note 15 for additional details on the convertible senior notes.

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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	March 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments

Cash	$623,753	$—	$—	$623,753	$623,753	$—	$—
Money markets funds	612,590	—	—	612,590	612,590	—	—
Restricted cash	101,790	—	—	101,790	101,790	—	—
U.S. treasury securities	145,630	125	—	145,755	4,912	140,843	—
Agency bonds	6,900	7	(1)	6,906	—	—	6,906
Total	$1,490,663	$132	$(1)	$1,490,794	$1,343,045	$140,843	$6,906

	December 31, 2020
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments

Cash	$32,915	$—	$—	$32,915	$32,915	$—	$—
Money markets funds	886,261	—	—	886,261	886,261	—	—
Restricted cash	20,544	—	—	20,544	20,544	—	—
U.S. treasury securities	137,502	159	—	137,661	6,100	131,561	—
Agency bonds	11,900	22	—	11,922	—	—	11,922
Total	$1,089,122	$181	$—	$1,089,303	$945,820	$131,561	$11,922

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of March 31, 2021 and December 31, 2020, we had accrued interest of $44 and $108, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Index to Notes to Financial Statements
Note 4: Inventory

The components of inventory were as follows:

	March 31, 2021	December 31, 2020

Properties for sale	$43,428	$17,153
Properties not available for sale	14,515	7,225
Properties under improvement	39,428	24,780
Inventory	$97,371	$49,158

Inventory costs include direct home purchase costs and any capitalized improvements, net of lower of cost or net realizable value write-downs applied on a specific home basis. As of March 31, 2021 and December 31, 2020, lower of cost or net realizable value write-downs were $112 and $29, respectively. During the three months ended March 31, 2021 and 2020, we directly purchased $120,488 and $65,167 of homes and sold $74,598 and $68,083 in cost basis of homes, respectively.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	March 31, 2021	December 31, 2020

Leasehold improvements	Shorter of lease term or economic life	$31,132	$29,558
Website and software development costs	2-3	35,308	33,278
Computer and office equipment	3	9,922	7,765
Software	3	1,871	1,858
Furniture	7	7,277	7,450
Property and equipment, gross		85,510	79,909
Accumulated depreciation and amortization		(45,254)	(41,614)
Construction in progress		7,393	5,693
Property and equipment, net		$47,649	$43,988

Depreciation and amortization expense for property and equipment amounted to $4,219 and $3,186 for the three months ended March 31, 2021 and 2020, respectively. We capitalized software development costs, including stock-based compensation, of $3,365 and $2,677 for the three months ended March 31, 2021 and 2020, respectively.

Index to Notes to Financial Statements
Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020

Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,324	$2,138
Operating lease cost(1)	Operating expenses	1,117	1,094
Total operating lease cost		$3,441	$3,232

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$56	$17
Interest on lease liabilities	Cost of revenue	9	$3
Total finance lease cost		$65	$20

(1) Includes lease expense with initial terms of twelve months or less of $271 and $226 for the three months ended March 31, 2021 and 2020, respectively.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating

2021, excluding the three months ended March 31, 2021	$11,267	$163	$369	$11,799
2022	14,475	217	14	14,706
2023	13,442	204	—	13,646
2024	12,039	110	—	12,149
2025	8,881	—	—	8,881
Thereafter	13,384	—	—	13,384
Total lease payments	$73,488	$694	$383	$74,565
Less: Interest(1)	8,181	57
Present value of lease liabilities	$65,307	$637

(1) Includes interest on operating leases of $2,601 and financing lease of $29 within the next twelve months.

Lease Term and Discount Rate	March 31, 2021	December 31, 2020

Weighted average remaining operating lease term (years)	5.3	5.2
Weighted average remaining finance lease term (years)	3.3	3.5
Weighted average discount rate for operating leases	4.5%	4.4%
Weighted average discount rate for finance leases	5.4%	5.4%

Index to Notes to Financial Statements

	Three Months Ended March 31,
Supplemental Cash Flow Information	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,643	$3,464
Operating cash flows from finance leases	9	3
Financing cash flows from finance leases	45	12
Right of use assets obtained in exchange for lease liabilities
Operating leases	$6,247	$223
Finance leases	39	—

Note 7: Commitments and Contingencies

Legal Proceedings

Below is a discussion of our material, pending legal proceedings. Except as discussed below, we have not accrued any legal expenses for these proceedings because we cannot estimate a range of reasonably possible losses given the preliminary stage of these proceedings and the claims and issues presented. In addition to the matters discussed below, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matters discussed below, we do not believe that any of our pending litigation, claims, and other proceedings is material to our business.

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleges that we are infringing patents claimed to be owned by Surefield without its authorization or license. Surefield is seeking an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On July 15, 2020, we filed a counterclaim against Surefield to allege that (i) we are not infringing on the patents that Surefeld has alleged that we are infringing and (ii) the patents claimed by Surefield are invalid. This counterclaim asks the court to declare judgment in our favor.

Lawsuit Alleging Violations of the Fair Housing Act—On October 28, 2020, a group of ten organizations filed a complaint against us in the U.S. District Court for the Western District of Washington. The organizations are the National Fair Housing Alliance, the Fair Housing Center of Metropolitan Detroit, the Fair Housing Justice Center, the Fair Housing Rights Center in Southeastern Pennsylvania, the HOPE Fair Housing Center, the Lexington Fair Housing Council, the Long Island Housing Services, the Metropolitan Milwaukee Fair Housing Council, Open Communities, and the South Suburban Housing Center. The complaint alleges that certain of our business policies and practices violate provisions of the Fair Housing Act (the “FHA”). The plaintiffs allege that these policies and practices (i) have the effect of our services being unavailable in predominantly non-white communities on a more frequent basis than predominantly white communities and (ii) are unnecessary to achieve a valid interest or legitimate objective. The complaint focuses on the following policies and practices, as alleged by the plaintiffs: (i) a home's price must exceed a certain dollar amount before we offer service through one of our lead agents or partner agents and (ii) our services and pricing structures are available only for homes serviced by one of our lead agents and those same services and pricing structures may not be offered by one of our partner agents. The plaintiffs seek (i) a declaration that our alleged policies and practices violate the FHA, (ii) an order enjoining us from further alleged violations, (iii) an unspecified amount of monetary damages, and (iv) payment of plaintiffs’ attorneys' fees and costs.

Index to Notes to Financial Statements
Lawsuits Alleging Misclassification—On August 28, 2019, Devin Cook, who is one of our former independent contractor licensed sales associates, whom we call associate agents, filed a complaint against us in the Superior Court of California, County of San Francisco. The plaintiff initially pled the complaint as a class action and alleged that we misclassified her as an independent contractor instead of an employee. The plaintiff also sought representative claims under California’s Private Attorney General Act ("PAGA"). On December 6, 2019, we filed a motion to compel arbitration and asserted that the plaintiff had agreed to arbitrate her claims and had waived all class claims. Following that filing, we and the plaintiff stipulated to allow the plaintiff to amend her complaint to dismiss the class action claim and assert only claims under PAGA. On January 14, 2020, pursuant to the parties’ stipulation, the court granted the plaintiff leave to file a first amended complaint, and she filed her first amended complaint on January 30, 2020. Following this stipulation, only the plaintiff's claims under PAGA will proceed. The plaintiff continues to seek unspecified penalties for alleged violations of PAGA.

On November 20, 2020, Jason Bell, who is one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint is pled as a class action and alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On December 2, 2020, we filed a motion to compel arbitration and asserted that the plaintiff had agreed to arbitrate his claims and had waived all class claims.

On March 24, 2021, Anthony Bush, who is one of our former associate agents, filed a complaint against us in the Superior Court of California, County of Alameda. The complaint alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs.

Potential Employment Claim—On April 6, 2021, two of our former employees and one of our current employees (together, the "claimants") submitted notices to the California Labor & Workforce Development Agency (the "LWDA") to notify the LWDA that they intend to seek penalties against us under PAGA for our alleged violations of provisions of the California Labor Code. With respect to some or all of the claimants, these violations relate to alleged non-payment of owed wages, improper wage deductions, not providing wage statements, retaliation, failure to keep payroll records, failure to pay a minimum wage, failure to provide a written agreement regarding commission payments, and failure to reimburse business expenses. Certain of these violations are also asserted on behalf of other allegedly aggrieved employees. The claimants had also previously submitted complaints against us and two of our former employees to the California Department of Fair Employment and Housing alleging harassment, discrimination, and retaliation. Prior to the claimants' submission of their LWDA notices, we had offered to settle all of the claimants' allegations, but the claimants rejected our offer. We accrued a legal expense for our rejected settlement offer for the quarter ended March 31, 2021. In addition, we believe that it is reasonably possible that losses beyond the amount of our rejected settlement offer could occur. However, we are unable to estimate the amount of any additional loss.

Other Commitments

Other commitments relate to homes that are under contract to purchase through our properties business but that have not closed, and network infrastructure for our data operations.

Index to Notes to Financial Statements
Future payments due under these agreements as of March 31, 2021 are as follows:

Other Commitments

2021, excluding the three months ended March 31, 2021	$141,866
2022	8,956
2023	1,849
2024	807
2025 and thereafter	36
Total future minimum payments	$153,514

Note 8: Acquired Intangible Assets

The components of intangible assets were as follows:

		March 31, 2021			December 31, 2020
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade names	10	$1,040	$(676)	$364	$1,040	$(650)	$390
Developed technology	10	2,980	(1,937)	1,043	2,980	(1,862)	1,118
Customer relationships	10	860	(559)	301	860	(538)	322
Total		$4,880	$(3,172)	$1,708	$4,880	$(3,050)	$1,830

Amortization expense amounted to $122 and $122 for each of the three months ended March 31, 2021 and 2020, respectively. We will recognize the remaining amortization expense of $1,708 over a four-year period, with the first three years recognizing expense of $488 per year, and the fourth year recognizing expense of $366.

Note 9: Accrued Liabilities

The components of accrued liabilities were as follows:

	March 31, 2021	December 31, 2020

Accrued compensation and benefits	$54,498	$49,238
Miscellaneous accrued liabilities	10,969	9,722
Payroll tax liability deferred by the CARES Act	6,812	6,812
Customer contract liabilities	3,475	3,688
Total accrued liabilities	$75,754	$69,460

Note 10: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The components of other payables were as follows:

	March 31, 2021	December 31, 2020

Customer deposits	$17,704	$11,183
Miscellaneous payables	1,413	2,001
Total other payables	$19,117	$13,184

Index to Notes to Financial Statements
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

As of March 31, 2021, the carrying value of our convertible preferred stock, net of issuance costs, is $39,834, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 1, 2021. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of March 31, 2021, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Index to Notes to Financial Statements
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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of March 31, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2021	December 31, 2020

Stock options issued and outstanding	5,063,462	5,733,738
Restricted stock units outstanding	3,879,392	4,459,743
Shares available for future equity grants	16,796,584	11,309,377
Total shares reserved for future issuance	25,739,438	21,502,858

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020

Shares available for issuance at beginning of period	4,039,667	3,330,271
Shares issued during the period	—	(320,609)
Total shares available for future issuance at end of period	4,039,667	3,009,662

Stock Options—Option activity for the three months ended March 31, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2021	5,733,738	$7.23	4.39	$352,076
Options exercised	(670,050)	5.17
Options forfeited	(223)	10.80
Options expired	(3)	8.61
Outstanding as of March 31, 2021	5,063,462	7.50	4.28	299,210
Options exercisable as of March 31, 2021	4,891,618	6.87	4.15	292,128

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of March 31, 2021, there was $480 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of 0.67 years.

On June 1, 2019, we granted stock options subject to performance conditions ("PSOs"), with a target of 150,000 shares and a maximum 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. We determined that vesting is probable and have accrued compensation expense for the PSOs. None of the options vested during the three months ended March 31, 2021.

Restricted Stock Units—Restricted stock unit activity for the three months ended March 31, 2021 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2021	4,459,743	$27.44
Granted	76,942	59.84
Vested(1)	(357,737)	20.97
Forfeited or canceled	(299,556)	22.77
Outstanding or deferred as of March 31, 2021(1)	3,879,392	$29.04

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of March 31, 2021 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2021, there was $102,465 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.45 years.

Index to Notes to Financial Statements
As of March 31, 2021, there were 260,509 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Three Months Ended March 31,
	2021	2020

Expense associated with the current period	$1,099	$153
Expense due to reassessment of achievement related to prior periods	—	$(617)
Total expense	$1,099	$(464)

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in internally developed software, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2021	2020

Cost of revenue	$2,978	$1,638
Technology and development (1)	5,761	3,648
Marketing	542	375
General and administrative	3,302	1,550
Total stock-based compensation	$12,583	$7,211

(1) Net of $732 and $504 of stock-based compensation that was capitalized in the three months ended March 31, 2021 and 2020, respectively,

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

Index to Notes to Financial Statements
The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss	$(35,784)	$(60,117)
Dividends on convertible preferred stock	(2,336)	—
Net loss attributable to common stock—basic and diluted	$(38,120)	$(60,117)
Denominator:
Weighted average shares—basic and diluted(1)	103,427,764	93,442,706
Net loss per share attributable to common stock—basic and diluted	$(0.37)	$(0.64)

(1) Basic and diluted weighted average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020

2023 notes as if converted(1)	778,297	—
2025 notes as if converted	9,119,960	—
2027 notes as if converted	5,346,000	—
Convertible preferred stock as if converted	2,040,000	—
Stock options outstanding(2)	5,063,462	7,028,719
Restricted stock units outstanding(2)(3)	3,862,964	4,681,875
Employee stock purchase plan	128,032	233,416
Total	26,338,715	11,944,010

(1) Includes $39 principal amount of 2023 notes with respect to which we received conversion requests by March 31, 2021. See Note 1.
(2) Excludes 260,509 incremental PSUs and 150,000 incremental PSOs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs and PSOs.
(3) Excludes 16,428 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of March 31, 2021.

Note 14: Income Taxes

Our effective tax rate for the three months ended March 31, 2021 and 2020 was 0% as a result of our recording a full valuation allowance against the deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2021 and 2020. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Index to Notes to Financial Statements
As of December 31, 2020, we had accumulated approximately $227,751 of federal tax losses and approximately $12,576 (tax effected) of state net operating losses, and approximately $2,050 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025. Federal net operating loss carryforwards of $142,420 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

Our material income tax jurisdiction is the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

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

	March 31, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings

Western Alliance Bank	$50,000	$15,853	3.25%	$50,000	$18,277	3.25%
Texas Capital Bank, N.A.	40,000	17,971	3.35%	40,000	12,903	3.35%
Flagstar Bank, FSB	$15,000	$6,839	3.00%	15,000	7,849	3.00%
Total	$105,000	$40,663	—	$105,000	$39,029	—

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on June 15, 2021 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.25%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of March 31, 2021.

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

	March 31, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted Average Interest Rate on Outstanding Borrowings

Goldman Sachs Bank USA	$125,000	$48,851	3.30%	$100,000	$23,949	4.40%

Index to Notes to Financial Statements
The facility matures on July 12, 2022, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Each new borrowing under the facility on and after January 12, 2021 generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%. Outstanding borrowings originated before January 12, 2021 generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an additional rate agreed upon between RedfinNow Borrower and Goldman Sachs.

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

As of March 31, 2021, RedfinNow Borrower had $141,067 of total assets, of which $92,914 related to inventory and $27,369 in cash and cash equivalents. As of December 31, 2020, RedfinNow Borrower had $65,191 of total assets, of which $47,620 related to inventory and $11,818 in cash and equivalents.

For the three months ended March 31, 2021 and 2020, we amortized $86 and $154 of the debt issuance costs, respectively, and recognized $340 and $80 of interest expense, respectively.

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate

2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.91%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $119,973 of our 2023 notes.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021, with an aggregate principal amount of $500,000. Our proceeds from the issuance, after deducting the initial purchasers' discount and offering expenses payable by us, were $488,234.

The components of the convertible senior notes were as follows:

	March 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount

2023 notes	$23,777	$—	$349	$23,428
2025 notes	$661,250	$—	$12,537	$648,713
2027 notes	$500,000	$—	$11,739	$488,261

Index to Notes to Financial Statements

	December 31, 2020
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount

2023 notes	$25,626	$2,776	$368	$22,482
2025 notes	$661,250	$163,077	$9,905	$488,268

	Three Months Ended
	March 31, 2021	March 31, 2020
2023 notes
Contractual interest expense	$104	$629
Amortization of debt discount	—	1,390
Amortization of debt issuance costs	72	186
Total interest expense	$176	$2,205

2025 notes
Contractual interest expense	$—	$—
Amortization of debt discount	—	—
Amortization of debt issuance costs	690	—
Total interest expense	$690	$—

2027 notes
Contractual interest expense	$35	$—
Amortization of debt discount	—	—
Amortization of debt issuance costs	27	—
Total interest expense	$62	$—

Total
Contractual interest expense	$139	$629
Amortization of debt discount	—	1,390
Amortization of debt issuance costs	789	186
Total interest expense	$928	$2,205

Conversion of Our Convertible Senior Notes

Prior to the conditional conversion date, a holder of each tranche of our convertible senior notes may convert its notes in multiples of $1,000 principal amount only if one or more of the conditions described below is satisfied. Following the conditional conversion date, a holder may convert its notes in such multiples without any conditions. The conditional conversion date is April 15, 2023 for our 2023 notes, July 15, 2025 for our 2025 notes, and January 1, 2027 for our 2027 notes.

The conditions are:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day (with respect to our 2027 notes, this condition applies beginning with the quarter commencing July 1, 2021);

Index to Notes to Financial Statements
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day
•if we call any or all of the applicable notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date; or
•upon the occurrence of specified corporate events.

With respect to our 2023 notes, the first condition described above was satisfied during the quarter ended March 31, 2021. As a result, our 2023 notes will be convertible at a holder's option during the quarter ending June 30, 2021, and have been classified as current liabilities on our consolidated balance sheet as of March 31, 2021. During the three months ended March 31, 2021, we settled conversion requests with respect to our 2023 notes with an aggregate principal amount of $1,849 using a combination of $1,886 cash and 36,980 shares. We also received additional conversion requests for aggregate principal amount of $39, which we will settle in the following quarter, pursuant to the indenture governing our 2023 notes.

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period.

Classification of Our Convertible Senior Notes

Historically, we had separated our 2023 notes and our 2025 notes into liability and equity components. With our adoption of ASU 2020-06 on January 1, 2021, this accounting treatment is no longer applicable. All of our convertible senior notes are now accounted for wholly as liabilities. See Note 1 for adoption information related to the new standard. The difference between the principal amount of the notes and the carrying amount represents the debt discount, which we record as a deduction from the debt liability in our consolidated balance sheets. This discount is amortized to interest expense using the effective interest method over the term of the notes.

See Note 3 for fair value information related to our convertible senior notes.

2027 Capped Calls—In connection with the pricing of our 2027 notes, we entered into capped call transactions with certain counterparties (the “2027 capped calls”). The 2027 capped calls have initial strike prices of $93.53 per share and initial cap prices of $138.56 per share, in each case subject to certain adjustments. Conditions that cause adjustments to the initial strike price and initial cap price of the 2027 capped calls are similar to the conditions that result in corresponding adjustments to the conversion rate for our 2027 notes. The 2027 capped calls cover, subject to anti-dilution adjustments, 5,346,000 shares of our common stock and are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2027 notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2027 capped calls are separate transactions, and not part of the terms of our 2027 notes. As these instruments meet certain accounting criteria, the 2027 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $54,450 incurred in connection with the 2027 capped calls was recorded as a reduction to additional paid-in capital.

Note 16: Subsequent Events

Closing of RentPath Acquisition—On April 2, 2021, we closed our acquisition of RentPath and paid $608,000 in cash in connection with the closing. This amount includes the release, to the Sellers, of $60,800 that we had previously deposited into an escrow account and reported in restricted cash as of March 31, 2021. We are currently in the process of determining the purchase price allocation and will record the estimated fair values when we have obtained and evaluated all required information.

Index to Notes to Financial Statements
Additional 2027 Notes and Additional 2027 Capped Calls—On April 5, 2021 and pursuant to the initial purchasers exercise of their option to purchase additional 2027 notes, we issued additional 2027 notes with an aggregate principal amount of $75,000. Our proceeds from the issuance, after deducting the initial purchaser's discount and offering expenses payable by us, were $73,270. In connection with the initial purchasers' exercise of their option, we entered into additional 2027 capped calls on March 31, 2021 that settled on April 5, 2021. These additional capped calls cover 801,900 additional shares of our common stock, subject to anti-dilution adjustments. The cost of $8,168 incurred in connection with the additional 2027 capped calls was recorded as a reduction to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2020. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

Monthly average visitors (in thousands)	46,202	44,135	49,258	42,537	35,519	30,595	35,633	36,557	31,107
Real estate services transactions
Brokerage	14,317	16,951	18,980	13,828	10,751	13,122	16,098	15,580	8,435
Partner	3,944	4,940	5,180	2,691	2,479	2,958	3,499	3,357	2,125
Total	18,261	21,891	24,160	16,519	13,230	16,080	19,597	18,937	10,560
Real estate services revenue per transaction
Brokerage	$10,927	$10,751	$10,241	$9,296	$9,520	$9,425	$9,075	$9,332	$9,640
Partner	3,084	3,123	2,988	2,417	2,535	2,369	2,295	2,218	2,153
Aggregate	9,233	9,030	8,686	8,175	8,211	8,127	7,865	8,071	8,134
Aggregate home value of real estate services transactions (in millions)	$9,621	$11,478	$12,207	$7,576	$6,098	$7,588	$9,157	$8,986	$4,800
U.S. market share by value	1.14%	1.04%	1.04%	0.93%	0.93%	0.94%	0.96%	0.94%	0.83%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	62%	63%	63%	63%	61%	62%	63%	64%	64%
Average number of lead agents	2,277	1,981	1,820	1,399	1,826	1,526	1,579	1,603	1,503
RedfinNow homes sold	171	83	37	162	171	212	168	80	43
Revenue per RedfinNow home sold	$525,173	$471,551	$504,583	$444,690	$461,916	$466,939	$476,770	$498,083	$496,437

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

Real Estate Services Transactions

We record a brokerage real estate services transaction when one of our lead agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home. We record a partner real estate services transaction (i) when one of our partner agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home or (ii) when a Redfin customer sold his or her home to a third-party institutional buyer following our introduction of that customer to the buyer. We include a single transaction twice when our lead agents or our partner agents serve both the homebuyer and the home seller of the transaction. Additionally, when one of our lead agents represents RedfinNow in its sale of a home, we include that transaction as a brokerage real estate services transaction.

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Orange County, San Diego, San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

RedfinNow Homes Sold

The number of homes sold by RedfinNow is a useful indicator for investors to understand the underlying transaction volume growth of our RedfinNow business. This number is influenced by, among other things, the level and quality of our homes available for sale inventory, and market conditions that affect home sales, such as local inventory levels and mortgage interest rates.

Revenue per RedfinNow Home Sold

Revenue per RedfinNow home sold, together with the number of RedfinNow homes sold, is a factor in evaluating revenue growth. Changes in revenue per RedfinNow home sold can be affected by, among other things, the geographic mix of RedfinNow's home sales, the types and sizes of homes that it had previously purchased, our pricing, and changes in the value of homes in the markets it serves. We calculate revenue per RedfinNow home sold by dividing revenue from sales of homes by RedfinNow by the number of homes sold by RedfinNow in any period.

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

Properties Revenue

Properties Revenue—Properties revenue consists of revenues earned when we sell homes that we previously bought directly from homeowners and when we perform maintenance on customers' homes. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home or maintenance performed.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs (including base pay, benefits, and stock-based compensation), facilities costs and related expenses for our executive, finance, human resources (including recruiting), and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services.

Interest Income, Interest Expense, and Other Income (Expense), Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three months ended March 31, 2021, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. See Note 15 to our consolidated financial statements for information regarding interest for the facility.

Other Income (Expense), Net

Other expense, net consists primarily of realized and unrealized gains and losses on investments. See Note 3 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Revenue	$268,319	$190,995
Cost of revenue(1)	225,961	178,116
Gross profit	42,358	12,879
Operating expenses
Technology and development(1)	27,678	20,274
Marketing(1)	11,802	25,708
General and administrative(1)	37,391	24,327
Total operating expenses	76,871	70,309
Loss from operations	(34,513)	(57,430)
Interest income	159	1,103
Interest expense	(1,338)	(2,444)
Other income (expense), net	(92)	(1,346)
Net loss	$(35,784)	$(60,117)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Cost of revenue	$2,978	$1,638
Technology and development	5,761	3,648
Marketing	542	375
General and administrative	3,302	1,550
Total stock-based compensation	$12,583	$7,211

	Three Months Ended March 31,
	2021	2020

	(as a percentage of revenue)

Revenue	100.0%	100.0%
Cost of revenue(1)	84.2	93.3
Gross profit	15.8	6.7
Operating expenses
Technology and development(1)	10.3	10.6
Marketing(1)	4.4	13.5
General and administrative(1)	13.9	12.7
Total operating expenses	28.6	36.8
Loss from operations	(12.9)	(30.1)
Interest income	0.1	0.6
Interest expense	(0.5)	(1.3)
Other income (expense), net	—	(0.7)
Net loss	(13.3)%	(31.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020

	(as a percentage of revenue)

Cost of revenue	1.1%	0.9%
Technology and development	2.2	1.9
Marketing	0.2	0.2
General and administrative	1.2	0.8
Total	4.7%	3.8%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Real estate services revenue
Brokerage revenue	$156,447	$102,351	$54,096	53%
Partner revenue	12,162	6,285	5,877	94
Total real estate services revenue	168,609	108,636	59,973	55
Properties revenue	92,726	79,098	13,628	17
Other revenue	9,357	4,250	5,107	120
Intercompany elimination	(2,373)	(989)	(1,384)	140
Total revenue	$268,319	$190,995	$77,324	40
Percentage of revenue
Real estate services revenue
Brokerage	58.3%	53.6%
Partner revenue	4.5	3.3
Total real estate services revenue	62.8	56.9
Properties revenue	34.6	41.4
Other revenue	3.5	2.2
Intercompany elimination	(0.9)	(0.5)
Total revenue	100.0%	100.0%

In the three months ended March 31, 2021, revenue increased by $77.3 million, or 40%, as compared with the same period in 2020. This increase in revenue was primarily attributable to a $60.0 million increase in real estate services revenue, and a $13.6 million increase in properties revenue. Brokerage revenue increased by $54.1 million, and partner revenue increased by $5.9 million. Brokerage revenue increased 53% during the period, driven by a 33% increase in brokerage transactions and a 15% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values. Properties revenue increased by $13.6 million. Properties revenue increased 17%, primarily driven by a 14% increase in revenue per RedfinNow home sold and no increase in RedfinNow homes sold.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$128,216	$93,562	$34,654	37%
Properties	91,130	79,299	11,831	15
Other	8,988	6,244	2,744	44
Intercompany elimination	(2,373)	(989)	(1,384)	140
Total cost of revenue	$225,961	$178,116	$47,845	27

Gross profit
Real estate services	$40,393	$15,074	$25,319	168%
Properties	1,596	(201)	1,797	(894)
Other	369	(1,994)	2,363	(119)
Total gross profit	$42,358	$12,879	$29,479	229

Gross margin (percentage of revenue)
Real estate services	24.0%	13.9%
Properties	1.7	(0.3)
Other	3.9	(46.9)
Total gross margin	15.8	6.7

In the three months ended March 31, 2021, total cost of revenue increased by $47.8 million, or 27%, as compared with the same period in 2020. This increase in cost of revenue was primarily attributable to a $32.2 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively. This was also driven by a $9.5 million increase in home-touring and field costs, and a $5.3 million increase in home purchase costs and related capitalized improvements by our properties business.

Total gross margin increased 910 basis point as compared with the same period in 2020, driven by improvements in real estate services, properties, and other gross margin, and by our properties business contributing to a lesser proportion of revenue relative to our real estate services and other businesses.

In the three months ended March 31, 2021, real estate services gross margin increased 1,010 basis points as compared with the same period in 2020. This was primarily attributable to a 450 basis-point decrease in personnel costs and transaction bonuses, a 270 basis-point decrease in travel and entertainment expenses, and a 120 basis-point decrease in listing expenses, each as a percentage of revenue.

In the three months ended March 31, 2021, properties gross margin increased 200 basis points as compared with the same period in 2020. This was primarily attributable to a 760 basis-point decrease in home purchase costs and related capitalized improvements as a percentage of revenue. This was partially offset by a 290 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2021, other gross margin increased 5,080 basis points. This was primarily attributable to a 3,100 basis-point decrease in personnel costs and transaction bonuses, a 990 basis-point decrease in outside services costs, a 290 basis-point decrease in travel and entertainment expenses, and a 280 basis-point decrease personal technology expenses, each as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$27,678	$20,274	$7,404	37%
Marketing	11,802	25,708	(13,906)	(54)
General and administrative	37,391	24,327	13,064	54
Total operating expenses	$76,871	$70,309	$6,562	9
Percentage of revenue
Technology and development	10.3%	10.6%
Marketing	4.4	13.5
General and administrative	13.9	12.7
Total operating expenses	28.6%	36.8%

In the three months ended March 31, 2021, technology and development expenses increased by $7.4 million, or 37%, as compared with the same period in 2020. The increase was primarily attributable to a $6.7 million increase in personnel costs due to increased headcount.

In the three months ended March 31, 2021, marketing expenses decreased by $13.9 million, or 54%, as compared with the same period in 2020. The decrease was attributable to a $14.4 million decrease in marketing media costs as we did not run a mass-media advertising campaign as we have in prior years.

In the three months ended March 31, 2021, general and administrative expenses increased by $13.1 million, or 54%, as compared with the same period in 2020. The increase was primarily attributable to a $5.8 million increase in personnel costs due to increased headcount, a $5.0 million increase in advertising campaign and contractor expenses for recruiting employees and independent contractors, a $3.1 million increase in legal expenses, largely due to a rejected settlement offer we made to resolve a threatened claim, and a $2.1 million increase in transaction expenses for our acquisition of RentPath. We had no such transaction expenses for acquisitions during the same period in 2020. This was partially offset by a $4.1 million decrease in corporate events costs, because we did not conduct an in-person, all-company event as we have in prior years due to COVID-19 restrictions.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended March 31, 2021		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Interest income	159	1,103	(944)	(86)
Interest expense	(1,338)	(2,444)	1,106	45
Other income (expense), net	(92)	(1,346)	1,254	93
Interest income, interest expense, and other income (expense), net	$(1,271)	$(2,687)	$1,416	53
Percentage of revenue
Interest income	0.0	0.6
Interest expense	(0.5)	(1.3)
Other income (expense), net	0.0	(0.7)
Interest income, interest expense, and other income (expense), net	(0.5)%	(1.4)%

In the three months ended March 31, 2021, interest income, net decreased by $1.4 million as compared to the same period in 2020. Interest income decreased $0.9 million due to lower interest rates on our cash, cash equivalents, and investments. Interest expense decreased by $1.1 million due primarily to the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during the three months ended March 31, 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard. Other income (expense), net decreased by $1.3 million, primarily due to a non-cash impairment charge we had recorded on an investment in a privately-held company during the three months ended March 31, 2020, and we did not have a similar charge for the same period this year.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $1,241.3 million and investments of $147.7 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. On April 2, 2021, we closed our acquisition of RentPath and paid $608.0 million in cash in connection with the closing. This amount includes the release, to the sellers, of $60.8 million that we had previously deposited into an escrow account and reported in restricted cash as of March 31, 2021.

Also as of March 31, 2021, we had $1,185.0 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

On April 5, 2021, the initial purchasers of our 2027 notes exercised their option to purchase an additional $75 million aggregate principal amount of our 2027 notes. In connection with the issuance of these additional notes and also on April 5, 2021, we settled our purchase of additional capped call options. See Note 16 to our consolidated financial statements for our net proceeds from the issuance of additional 2027 notes and our cash outlay for our purchase of additional options.

Also as of March 31, 2021, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

With respect to the cash outlay for our properties business, for the quarter ended March 31, 2021, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 4 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our secured revolving credit facility and our warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)

Net cash used in operating activities	$(50,765)	$(43,449)
Net cash used in investing activities	(9,573)	(3,468)
Net cash provided by financing activities	457,562	30,206

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

Net cash used operating activities was $50.8 million for the three months ended March 31, 2021, primarily attributable to a net loss of $35.8 million, offset by $19.4 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $34.4 million. The primary sources of cash related to changes in our assets and liabilities were a $14.8 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $7.3 million decrease in accounts receivable related to the timing of escrow payments in-transit. The primary use of cash related to changes in our assets and liabilities was a $48.2 million increase in inventory related to our properties business.

Net cash used in operating activities was $43.4 million for the three months ended March 31, 2020, primarily attributable to a net loss of $60.1 million, offset by $15.3 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, impairment charge on our cost method investment, and other noncash items. Changes in assets and liabilities decreased cash used in operating activities by $1.4 million driven primarily by a $18.5 million increase in accrued liabilities, primarily related to timing of payments, a $4.9 million decrease in prepaid expenses. This was partially offset by an increase of $21.5 million in net loans held for sale related to our mortgage business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase of investments and property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $9.6 million for the three months ended March 31, 2021, primarily attributable to $4.3 million in net investments in U.S. government securities, and $2.6 million of capitalized software development expenses.

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2020, primarily attributable to $2.5 million of capitalized software development expenses. Additionally, we had $33.2 million of maturities and sales of investments that was offset by $33.3 million of purchases of similar type investments.

Net Cash Provided By Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018, our common stock and convertible preferred stock in April 2020, our 2025 notes in October 2020, and our 2027 notes in March 2021, and (iii) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and, since July 2019, our secured revolving credit facility.

Net cash provided by financing activities was $457.6 million for the three months ended March 31, 2021, attributable to $434.2 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $24.9 million increase in net borrowings under our secured revolving credit facility.

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

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no significant adjustments were required to our home inventory during the three months ended March 31, 2021, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 4 to our consolidated financial statements for a summary of our inventory categories and any net realizable write-downs.

Recent Accounting Standards

For information on recent accounting standards, see Note 1 to our consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Our primary operations are within the United States and Canada. We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

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

As of March 31, 2021, we had cash and cash equivalents of $1,241.3 million and investments of $147.7 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the second quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the second quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2020. You should carefully consider the risks described below, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Risks Related to Our Business and Industry

Our business is concentrated in certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the quarter ended March 31, 2021, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Orange County, San Diego, San Francisco, and Seattle.

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

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent there is a net migration to cities outside of these markets due to lower home prices, climate change, COVID-19, or other factors, and this migration continues to take place over the long-term, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have historically generated most of our revenue. Our inability to effectively adapt to any shift, including failing to increase revenue from other markets, could adversely affect our financial performance and market share.

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

The number of visitors to our website and downloads of our mobile application depend in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings, which may have the effect of promoting their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple iTunes Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

Additionally, our marketing efforts may fail to attract the desired number of customers for a variety of reasons, including the creative treatment for our advertisements may be ineffective or new third-party email delivery policies that make it more difficult for us to execute targeted email campaigns.

We may not realize the anticipated benefits from, and may incur substantial costs related to, our acquisition of RentPath.

We closed our acquisition of RentPath on April 2, 2021. The anticipated benefits of the acquisition may not come to fruition. We may also be required to record impairment charges associated with the acquisition. Integrating RentPath will be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction.

The growth of RentPath's business depends on its ability to attract property managers' advertising spending.

RentPath's growth depends on advertising revenue generated primarily through property managers. RentPath's ability to attract and retain advertisers may be adversely affected by any of the following factors:
•a prolonged period of high occupancy within rental properties;
•declining quantity and quality of renter leads it provides to property managers;
•its inability to keep pace with changes in technology and features expected by renters when visiting an online rental portal; and
•its failure to offer an attractive return on investment to advertisers

RentPath does not have long-term contracts with many of its advertisers, and these advertisers may choose to end their relationships with RentPath with little or no advance notice. As RentPath's existing subscriptions for advertising terminate, it may not be successful in securing new subscriptions.

If Redfin Mortgage is unable to obtain sufficient financing through warehouse credit facilities to fund its origination of mortgage loans, then we may be unable to grow our mortgage origination business.

Redfin Mortgage relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. See Note 15 to our consolidated financial statements for the current terms of these facilities. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. A current facility may become unavailable if Redfin Mortgage fails to comply with the facility's ongoing obligations, including failing to satisfy financial covenants applicable to it. New facilities may be not be available on terms acceptable to us.

Additionally, each of Redfin Mortgage's warehouse facilities is uncommitted, which means that the lender is not obligated to extend a loan even if Redfin Mortgage satisfies all of the borrowing conditions. Furthermore, under Redfin Mortgage's facility with Flagstar, Flagstar may demand repayment of outstanding borrowings at any time, even if Redfin Mortgage has not defaulted under the facility.

If Redfin Mortgage were unable to secure sufficient borrowing capacity or if a lender decides to not extend a loan (or in the case of the Flagstar facility, demand repayment of a loan) even when Redfin Mortgage is in compliance with the facility's term, then Redfin Mortgage may need to rely on our cash on hand to originate mortgage loans. If this cash were unavailable, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Asset Purchase Agreement by and among RentPath Holdings, Inc., Redfin Corporation and the other sellers named therein, dated as of February 19, 2021	8-K	2.1	Feb. 19, 2021
4.1	Indenture dated as of March 25, 2021, between Redfin Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	March 25, 2021
4.2	Form of convertible senior note due 2027 (included in exhibit 4.1)	8-K	4.2	March 25, 2021
10.1	Form of capped call transaction confirmation entered into on March 22, 2021	8-K	99.1	March 25, 2021
10.2	Form of capped call transaction confirmation entered into on March 31, 2021	8-K	99.1	April 5, 2021
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 5, 2021	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 5, 2021	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)