Form 10-Q
period 2021-06-30
Redfin Corp
filed 2021-08-05
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

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

The registrant had 104,912,424 shares of common stock outstanding as of July 29, 2021.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$735,387	$925,276
Restricted cash	52,295	20,544
Short-term investments	29,605	131,561
Accounts receivable, net of allowances for credit losses of $204 and $160	84,757	54,719
Inventory	249,003	49,158
Loans held for sale	51,643	42,539
Prepaid expenses	18,028	12,131
Other current assets	7,152	4,898
Total current assets	1,227,870	1,240,826
Property and equipment, net	53,907	43,988
Right-of-use assets, net	58,144	44,149
Long-term investments	36,085	11,922
Goodwill	407,228	9,186
Intangibles, net	203,782	1,830
Other assets, noncurrent	14,059	8,619
Total assets	$2,001,075	$1,360,520
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$26,095	$5,644
Accrued liabilities	102,345	69,460
Other payables	17,367	13,184
Warehouse credit facilities	46,425	39,029
Secured revolving credit facility	123,770	23,949
Convertible senior notes, net	23,428	22,482
Lease liabilities	14,633	11,973
Total current liabilities	354,063	185,721
Lease liabilities and deposits, noncurrent	60,958	49,339
Convertible senior notes, net, noncurrent	1,211,517	488,268
Payroll tax liabilities, noncurrent	7,841	6,812
Deferred tax liabilities	1,254	—
Total liabilities	1,635,633	730,140
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding	39,846	39,823
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 104,838,095 and 103,000,594 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	105	103
Additional paid-in capital	651,627	860,556
Accumulated other comprehensive income	77	211
Accumulated deficit	(326,213)	(270,313)
Total stockholders’ equity	325,596	590,557
Total liabilities, mezzanine equity, and stockholders’ equity	$2,001,075	$1,360,520

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Service	$298,870	$141,135	$474,463	$252,613
Product	172,445	72,530	265,171	152,047
Total revenue	471,315	213,665	739,634	404,660
Cost of revenue
Service	177,762	93,891	312,613	192,259
Product	167,417	73,735	258,527	153,483
Total cost of revenue	345,179	167,626	571,140	345,742
Gross profit	126,136	46,039	168,494	58,918
Operating expenses
Technology and development	41,488	17,961	69,166	38,235
Marketing	55,398	9,482	67,200	35,190
General and administrative	59,567	23,022	96,957	47,349
Total operating expenses	156,453	50,465	233,323	120,774
Loss from operations	(30,317)	(4,426)	(64,829)	(61,856)
Interest income	135	437	293	1,540
Interest expense	(2,813)	(2,665)	(4,151)	(5,109)
Income tax benefit	5,052	—	5,052	—
Other income (expense), net	65	43	(27)	(1,303)
Net loss	$(27,878)	$(6,611)	$(63,662)	$(66,728)
Dividends on convertible preferred stock	(1,878)	(1,284)	(4,214)	(1,284)
Net loss attributable to common stock—basic and diluted	$(29,756)	$(7,895)	$(67,876)	$(68,012)
Net loss per share attributable to common stock—basic and diluted	$(0.29)	$(0.08)	$(0.65)	$(0.71)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	104,391,337	98,785,318	103,912,212	96,114,012

Net loss	$(27,878)	$(6,611)	$(63,662)	$(66,728)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	3	—	(22)
Unrealized gain (loss) on available-for-sale debt securities	84	(137)	134	421
Comprehensive loss	$(27,794)	$(6,745)	$(63,528)	$(66,329)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(63,662)	$(66,728)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,018	6,865
Stock-based compensation	26,327	14,416
Amortization of debt discount and issuance costs	2,203	3,477
Non-cash lease expense	5,448	4,522
Impairment costs	—	1,420
Net loss (gain) on IRLCs, forward sales commitments, and loans held for sale	238	(1,928)
Other	169	(218)
Change in assets and liabilities:
Accounts receivable, net	(22,312)	(14,959)
Inventory	(199,845)	65,153
Prepaid expenses and other assets	(7,137)	6,827
Accounts payable	15,766	1,040
Accrued liabilities, other payables, deferred tax liabilities, and payroll tax liabilities, noncurrent	26,915	13,819
Lease liabilities	(6,144)	(5,481)
Origination of loans held for sale	(488,274)	(294,076)
Proceeds from sale of loans originated as held for sale	478,652	274,595
Net cash (used in) provided by operating activities	(213,638)	8,744
Investing activities
Purchases of property and equipment	(13,580)	(6,072)
Purchases of investments	(104,877)	(88,724)
Sales of investments	89,536	3,183
Maturities of investments	92,843	40,351
Cash paid for acquisition	(608,000)	—
Net cash used in investing activities	(544,078)	(51,262)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	39,801
Proceeds from the issuance of common stock, net of issuance costs	—	69,701
Proceeds from the issuance of common stock pursuant to employee equity plans	12,496	11,052
Tax payments related to net share settlements on restricted stock units	(16,530)	(6,065)
Borrowings from warehouse credit facilities	464,250	290,891
Repayments to warehouse credit facilities	(456,854)	(271,627)
Borrowings from secured revolving credit facility	230,608	39,587
Repayments to secured revolving credit facility	(130,788)	(36,816)
Proceeds from issuance of convertible senior notes, net of issuance costs	561,529	—
Purchases of capped calls related to convertible senior notes	(62,647)	—
Payments for repurchases and conversions of convertible senior notes	(1,925)	—
Other payables—deposits held in escrow	97	19,056
Principal payments under finance lease obligations	(353)	(30)
Cash paid for secured revolving credit facility issuance costs	(305)	(4)
Net cash provided by financing activities	599,578	155,546
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(22)
Net change in cash, cash equivalents, and restricted cash	(158,138)	113,006
Cash, cash equivalents, and restricted cash:
Beginning of period	945,820	247,448
End of period	$787,682	$360,454

Supplemental disclosure of cash flow information
Cash paid for interest	2,038	2,133
Non-cash transactions
Stock-based compensation capitalized in property and equipment	1,717	1,151
Property and equipment additions in accounts payable and accrued liabilities	1,013	1,492
Leasehold improvements paid directly by lessor	1,334	—

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	40,000	$39,834	103,983,585	$104	$641,702	$(298,335)	$161	$343,632
Issuance of convertible preferred stock, net	—	12	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	419,153	1	1,736	—	—	1,737
Issuance of common stock pursuant to settlement of restricted stock units	—	—	377,744	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(109,077)	—	(5,670)	—	—	(5,670)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(8,168)	—	—	(8,168)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	624	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	14,729	—	—	14,729
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)
Net loss	—	—	—	—	—	(27,878)	—	(27,878)
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596

Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	23	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	1,089,203	1	5,199	—	—	5,200
Issuance of common stock pursuant to settlement of restricted stock units	—	—	738,095	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(224,107)	—	(16,530)	—	—	(16,530)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	37,604	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	—	28,044	—	—	28,044
Other comprehensive loss	—	—	—	—	—	—	(134)	(134)
Net loss	—	—	—	—	—	(63,662)	—	(63,662)
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	—	$—	93,957,774	$94	$591,420	$(311,903)	$575	$280,186
Issuance of convertible preferred stock, net	40,000	39,801	—	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Issuance of common stock pursuant to employee stock purchase program	—	—	186,925	—	3,436	—	—	3,436
Issuance of common stock pursuant to exercise of stock options	—	—	519,432	1	3,588	—	—	3,589
Issuance of common stock pursuant to settlement of restricted stock units	—	—	344,075	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(98,079)	—	(2,758)	—	—	(2,758)
Stock-based compensation	—	—	—	—	7,851	—	—	7,851
Other comprehensive loss	—	—	—	—	—	—	(134)	(134)
Net loss	—	—	—	—	—	(6,611)	—	(6,611)
Balance, June 30, 2020	40,000	$39,801	99,394,432	$99	$673,234	$(318,514)	$441	$355,260

Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,801	—	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697			69,701
Issuance of common stock pursuant to employee stock purchase program	—	—	186,925	—	3,436	—	—	3,436
Issuance of common stock pursuant to exercise of stock options	—	—	1,257,830	1	7,503	—	—	7,504
Issuance of common stock pursuant to settlement of restricted stock units	—	—	664,515	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(200,740)	—	(6,065)	—	—	(6,065)
Stock-based compensation	—	—	—	—	15,567	—	—	15,567
Other comprehensive income	—	—	—	—	—	—	399	399
Net loss	—	—	—	—	—	(66,728)	—	(66,728)
Balance, June 30, 2020	40,000	$39,801	99,394,432	$99	$673,234	$(318,514)	$441	$355,260

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2021, the statements of comprehensive loss, statements of cash flows, and statements of changes in mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

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

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, the valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, fair value of interest rate lock commitments, and forward sales commitments, fair value of reporting units for purposes of evaluating goodwill for impairment, current expected credit losses on certain financial assets, the fair value of the convertible feature related to our convertible senior notes, and the fair value of assets acquired and liabilities assumed in connection with our acquisition of RentPath. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

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

Index to Notes to Financial Statements
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

Unsettled Conversion Requests of Convertible Senior Notes—Our 2023 notes were convertible during the quarter ended June 30, 2021. We received conversion requests for $226 aggregate principal amount of the notes prior to the end of the quarter that we will settle using a combination of cash and shares of our common stock during the quarter ending September 30, 2021. All references to the outstanding aggregate principal amount of our 2023 notes as of June 30, 2021 includes the $226 principal amount with respect to which we received conversion requests on or prior to such date.

Rentals Revenue—Due to our acquisition of RentPath, we now record rentals revenue which is primarily composed of subscription-based product offerings for internet listing services, as well as lead management solutions and digital marketing. Rentals revenue is recorded as a component of service revenue in our consolidated statements of consolidated loss.

Revenue is recognized upon transfer of control of promised service to customers over time in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the contract, which generally have a term of less than one year. Revenue is presented net of sales allowances, which are not material.

The transaction price for a contract is generally determined by the stated price in the contract, excluding any related sales taxes. We enter into contracts that can include various combinations of subscription services, which are capable of being distinct and accounted for as separate performance obligations. Generally, the combinations of subscription services are fulfilled concurrently and are co-terminus. Our rentals contracts do not contain any refund provisions other than in the event of our non-performance or breach.

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

Index to Notes to Financial Statements
Note 2: Business Combinations

On April 2, 2021, we acquired, for $608,000 in cash, all of the equity interests of RentPath Holdings, Inc., as reorganized following an internal restructuring of the entity and certain of its wholly owned subsidiaries (as reorganized, "RentPath" and such acquisition, the "Acquisition"). In connection with the internal restructuring, certain assets and liabilities related to the business of providing digital media services to clients in the residential real estate business were transferred to RentPath, and the remaining assets and liabilities were transferred to a wind-down company. We acquired RentPath to enter into the real estate rentals market.

The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of acquisition. RentPath is reported in our rentals segment in Note 3. During the three months ended June 30, 2021, RentPath contributed $42,548 to revenue. The goodwill recognized in connection with our acquisition of RentPath is primarily attributable to the anticipated synergies from future growth of the combined business and is not expected to be deductible for tax purposes. We are currently evaluating the reporting unit allocation of goodwill.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the Acquisition and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available:

Cash and cash equivalents(1)	$334
Accounts receivable	7,726
Prepaid expenses	5,483
Other current assets	416
Property and equipment, net	3,103
Operating lease right-of-use assets	12,330
Intangible assets	211,000
Goodwill	398,042
Total assets	638,434
Accounts payable	(1,355)
Accrued liabilities(1)	(9,412)
Lease liabilities	(1,264)
Lease liabilities and deposits, noncurrent	(11,066)
Payroll tax liabilities, noncurrent	(1,030)
Deferred tax liabilities	(6,307)
Total liabilities	(30,434)
Total purchase consideration	$608,000
(1) On April 2, 2021, $334 of cash and cash equivalents owed to a wind-down company remained in RentPath's primary operating account due to the timing of bank transfers and wires. The cash and cash equivalents were recorded at fair value along with an offsetting due-to liability on April 2, 2021.

Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $5,616 and $7,723 for the three and six months ended June 30, 2021, respectively. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive loss.

Identifiable Intangible Assets—The following table provides the preliminary valuation of the RentPath intangible assets, along with their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life (in years)
Trade names	$70,000	10
Developed technology	60,500	3
Customer relationships	80,500	10
Total	211,000

Index to Notes to Financial Statements
The identifiable intangible assets include trade names, developed technology (an application platform), and customer relationships. Trade names primarily relate to the RentPath brand. Developed technology relates to the RentPath website and mobile application, which are the primary channels for meeting customers. Customer relationships represent existing customer contracts.

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three and six months ended June 30, 2021. The pro forma financial information combines our results of operations with that of RentPath as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for bankruptcy costs, depreciation and amortization, provision for income taxes, transaction costs, and interest expense related to debt that would not have been incurred if we had consummated the Acquisition on January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$471,315	262,717	$782,558	506,387
Net loss	(32,698)	(13,968)	(75,364)	(84,017)

Material non-recurring adjustments made in the pro forma financial information disclosed above were $4,821 and $28,876 for the three months ended June 30, 2021 and 2020 and $76,095 and $39,073 for the six months ended June 30, 2021 and 2020, respectively. These adjustments primarily relate to the reorganization costs that would not have been incurred if we had consummated the Acquisition on January 1, 2020 and decreased expense in the periods specified. These adjustments also include an income tax benefit resulting from the Acquisition, which assumes that we had consummated the Acquisition on January 1, 2020.

Note 3: Segment Reporting and Revenue

In operation of the business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. All other financial information is presented on a consolidated basis. We have six operating segments and three reportable segments, real estate services, properties, and rentals. As a result of our acquisition of RentPath, we added the rentals segment and determined it is a reportable segment because RentPath met the quantitative thresholds under ASC 280, Segment Reporting. Our CODM evaluates the rentals segment as a stand-alone business; accordingly, we are separately reporting the segment's operating expenses from our consolidated operating expenses.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, and from subscription-based product offerings for our rentals business. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, and other revenue.

Index to Notes to Financial Statements
Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Real estate services (brokerage)	$237,511	$128,543	$393,957	$230,894
Real estate services (partner)	14,688	6,506	26,851	12,791
Properties	172,445	72,184	265,171	151,282
Rentals	42,548	—	42,548	—
Other	8,521	7,246	17,878	11,496
Intercompany eliminations	(4,398)	(814)	(6,771)	(1,803)
Total	$471,315	$213,665	$739,634	$404,660

Cost of revenue
Real estate services	164,125	88,799	292,342	182,361
Properties	167,420	73,348	258,551	152,647
Rentals	7,570	—	7,570	—
Other	10,462	6,293	19,448	12,537
Intercompany eliminations	(4,398)	(814)	(6,771)	(1,803)
Total	$345,179	$167,626	$571,140	$345,742

Gross profit
Real estate services	88,074	46,250	128,466	61,324
Properties	5,025	(1,164)	6,620	(1,365)
Rentals	34,978	—	34,978	—
Other	(1,941)	953	(1,570)	(1,041)
Total	$126,136	$46,039	$168,494	$58,918

Real estate services, properties, and other operating expenses	107,788	50,465	184,658	120,774
Rentals operating expenses	48,665	—	48,665	—
Interest income	135	437	293	1,540
Interest expense	(2,813)	(2,665)	(4,151)	(5,109)
Income tax benefit	5,052	—	5,052	—
Other income (expense), net	65	43	(27)	(1,303)
Net loss	$(27,878)	$(6,611)	$(63,662)	$(66,728)

Note 4: Financial Instruments

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

Notional Amounts	June 30, 2021	December 31, 2020
Forward sales commitments	$110,918	$130,109
IRLCs	115,211	88,923

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Classification	2021	2020	2021	2020
Forward sales commitments	Service revenue	$(1,849)	$(142)	$79	$1,053
IRLCs	Service revenue	35	1,460	201	(110)

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$632,800	$632,800	$—	$—
Total cash equivalents	632,800	632,800	—	—
Short-term investments
U.S. treasury securities	24,598	24,598	—	—
Agency bonds	5,007	5,007	—	—
Loans held for sale	51,643	—	51,643	—
Other current assets
Forward sales commitments	36	—	36	—
IRLCs	1,996	—	—	1,996
Total other current assets	2,032	—	36	1,996
Long-term investments
U.S. treasury securities	29,178	29,178	—	—
Agency bonds	6,907	6,907	—	—
Total assets	$752,165	$698,490	$51,679	$1,996
Liabilities
Accrued liabilities
Forward sales commitments	$430	$—	$430	$—
IRLCs	24	—	—	24
Total liabilities	$454	$—	$430	$24

Index to Notes to Financial Statements

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$886,261	$886,261	$—	$—
U.S. treasury securities	6,100	6,100	—	—
Total cash equivalents	892,361	892,361	—	—
Short-term investments
U.S. treasury securities	131,561	131,561	—	—
Loans held for sale	42,539	—	42,539	—
Other current assets
Forward sales commitments	34	—	34	—
IRLCs	1,781	—	—	1,781
Total other current assets	1,815	—	34	1,781
Long-term investments
Agency bonds	11,922	11,922	—	—
Total assets	$1,080,198	$1,035,844	$42,573	$1,781
Liabilities
Accrued liabilities
Forward sales commitments	$507	$—	$507	$—
IRLCs	10	—	—	10
Total liabilities	$517	$—	$507	$10

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement. The pull-through rate used to determine the fair value of IRLCs was as follows:

Key Inputs	Valuation Technique	June 30, 2021	December 31, 2020
Weighted-average pull-through rate	Market pricing	72.3%	72.3%

The following is a summary of changes in the fair value of IRLCs for the six months ended June 30, 2021:

Balance, net—January 1, 2021	$1,771
Issuances of IRLCs	10,674
Settlements of IRLCs	(10,708)
Net loss recognized in earnings	235
Balance, net—June 30, 2021	$1,972

Changes in fair value recognized during the period relating to assets still held at June 30, 2021	$201

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	June 30, 2021		December 31, 2020
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,428	$50,106	$22,482	$59,894
2025 notes	649,403	747,808	488,268	802,083
2027 notes	562,114	571,107	—	—

Index to Notes to Financial Statements
The difference between the principal amounts and unsettled conversions of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,738, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. See Note 16 for additional details. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. As of June 30, 2021, the difference between the net carrying amount of the notes and their estimated fair values represented the equity conversion value premium the market assigned to the notes. Based on the closing price of our common stock of $63.41 on June 30, 2021, the if-converted value of the 2023 notes exceeded the principal amount of $23,738, while the if-converted values of the 2025 notes and 2027 notes were less than the principal amounts of $661,250 and $575,000, respectively. See Note 16 for additional details on the convertible senior notes.

See Note 12 for the carrying amount of our convertible preferred stock.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, equity investments, and other assets. These assets are measured at fair value if determined to be impaired.

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	June 30, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$102,587	$—	$—	$102,587	$102,587	$—	$—
Money markets funds	632,800	—	—	632,800	632,800	—	—
Restricted cash	52,295	—	—	52,295	52,295	—	—
U.S. treasury securities	53,743	45	(12)	53,776	—	24,598	29,178
Agency bonds	11,900	14	—	11,914	—	5,007	6,907
Total	$853,325	$59	$(12)	$853,372	$787,682	$29,605	$36,085

	December 31, 2020
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$32,915	$—	$—	$32,915	$32,915	$—	$—
Money markets funds	886,261	—	—	886,261	886,261	—	—
Restricted cash	20,544	—	—	20,544	20,544	—	—
U.S. treasury securities	137,502	159	—	137,661	6,100	131,561	—
Agency bonds	11,900	22	—	11,922	—	—	11,922
Total	$1,089,122	$181	$—	$1,089,303	$945,820	$131,561	$11,922

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of June 30, 2021 and December 31, 2020, we had accrued interest of $90 and $108, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Index to Notes to Financial Statements
Note 5: Inventory

The components of inventory were as follows:

	June 30, 2021	December 31, 2020
Properties for sale	$90,391	$17,153
Properties not available for sale	45,132	7,225
Properties under improvement	113,480	24,780
Inventory	$249,003	$49,158

Inventory costs include direct home purchase costs and any capitalized improvements, net of lower of cost or net realizable value write-downs applied on a specific home basis. As of June 30, 2021 and December 31, 2020, lower of cost or net realizable value write-downs were $862 and $29, respectively. During the six months ended June 30, 2021 and 2020, we purchased $410,960 and $70,052 of homes and sold $213,921 and $133,172 in cost basis of homes, respectively.

Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	June 30, 2021	December 31, 2020
Leasehold improvements	Shorter of lease term or economic life	$33,467	$29,558
Website and software development costs	2 - 3	42,330	33,278
Computer and office equipment	3 - 5	12,462	7,765
Software	3	1,871	1,858
Furniture	7	7,816	7,450
Property and equipment, gross		97,946	79,909
Accumulated depreciation and amortization		(49,713)	(41,614)
Construction in progress		5,674	5,693
Property and equipment, net		$53,907	$43,988

Depreciation and amortization expense for property and equipment amounted to $4,751 and $3,435 for the three months ended June 30, 2021 and 2020, respectively, and $8,970 and $6,621 for the six months ended June 30, 2021 and 2020, respectively. We capitalized software development costs, including stock-based compensation, of $5,045 and $2,836 for the three months ended June 30, 2021 and 2020, respectively, and $8,410 and $5,513 for the six months ended June 30, 2021 and 2020, respectively.

Index to Notes to Financial Statements
Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,381	$2,144	$4,705	$4,282
Operating lease cost(1)	Operating expenses	1,595	1,093	2,712	2,187
Total operating lease cost		$3,976	$3,237	$7,417	$6,469

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$140	$17	$196	$34
Interest on lease liabilities	Cost of revenue	21	$3	30	$5
Total finance lease cost		$161	$20	$226	$39

(1) Includes lease expense with initial terms of twelve months or less of $434 and $247 for the three months ended June 30, 2021 and 2020, respectively, and $726 and $473 for the six months ended June 30, 2021 and 2020, respectively.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2021, excluding the six months ended June 30, 2021	$8,697	$209	$406	$9,312
2022	16,647	418	33	17,098
2023	15,654	405	—	16,059
2024	14,296	319	—	14,615
2025	11,183	52	—	11,235
Thereafter	16,917	—	—	16,917
Total lease payments	$83,394	$1,403	$439	$85,236
Less: Interest(1)	9,087	119
Present value of lease liabilities	$74,307	$1,284

(1) Includes interest on operating leases of $2,933 and financing lease of $59 within the next twelve months.

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining operating lease term (years)	5.3	5.2
Weighted-average remaining finance lease term (years)	3.4	3.5
Weighted-average discount rate for operating leases	4.4%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

Index to Notes to Financial Statements

	Six Months Ended June 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,654	$6,994
Operating cash flows from finance leases	42	5
Financing cash flows from finance leases	122	25
Right of use assets obtained in exchange for lease liabilities
Operating leases	$6,139	$214
Finance leases	768	—

Note 8: Commitments and Contingencies

Legal Proceedings

Below is a discussion of our material, pending legal proceedings. Except as discussed below, we have not accrued any legal settlement expenses for these proceedings because we cannot estimate a range of reasonably possible losses given the preliminary stage of these proceedings and the claims and issues presented. In addition to the matters discussed below, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matters discussed below, we do not believe that any of our pending litigation, claims, and other proceedings is material to our business.

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleges that we are infringing patents claimed to be owned by Surefield without its authorization or license. Surefield is seeking an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On July 15, 2020, we filed a counterclaim against Surefield to allege that (i) we are not infringing on the patents that Surefield has alleged that we are infringing and (ii) the patents claimed by Surefield are invalid. This counterclaim asks the court to declare judgment in our favor.

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

On November 20, 2020, Jason Bell, who is one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint is pled as a class action and alleges that, (1) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (2) during the time he served as a lead agent, we misclassified him as an employee who was exempt from minimum wage and overtime laws. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, waiting time and other penalties, injunctive and other equitable relief, and plaintiff's attorneys' fees and costs. On December 2, 2020, we filed a motion to compel arbitration and asserted that the plaintiff had agreed to arbitrate his claims and had waived all class claims.

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

Potential Employment Claim—On April 6, 2021, two of our former employees and one of our current employees (together, the "claimants") submitted notices to the California Labor & Workforce Development Agency (the "LWDA") to notify the LWDA that they intend to seek penalties against us under PAGA for our alleged violations of provisions of the California Labor Code. With respect to some or all of the claimants, these violations relate to alleged non-payment of owed wages, improper wage deductions, not providing wage statements, retaliation, failure to keep payroll records, failure to pay a minimum wage, failure to provide a written agreement regarding commission payments, and failure to reimburse business expenses. Certain of these violations are also asserted on behalf of other allegedly aggrieved employees. The claimants had also previously submitted complaints against us and two of our former employees to the California Department of Fair Employment and Housing alleging harassment, discrimination, and retaliation. Prior to the claimants' submission of their LWDA notices, we had offered to settle all of the claimants' allegations, but the claimants rejected our offer. We accrued a legal expense for our rejected settlement offer during the six months ended June 30, 2021. In addition, we believe that it is reasonably possible that losses beyond the amount of our rejected settlement offer could occur. However, we are unable to estimate the amount of any additional loss.

Other Commitments

Other commitments primarily relate to homes that are under contract to purchase through our properties business but that have not closed. As of June 30, 2021, the value of homes under contract that have not closed was $222,444.

Index to Notes to Financial Statements
Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The components of intangible assets were as follows:

		June 30, 2021			December 31, 2020
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$71,040	$(2,452)	$68,588	$1,040	$(650)	$390
Developed technology	3.3	63,480	(7,053)	56,427	2,980	(1,862)	1,118
Customer relationships	10	81,360	(2,593)	78,767	860	(538)	322
Total		$215,880	$(12,098)	$203,782	$4,880	$(3,050)	$1,830

Amortization expense amounted to $8,926 and $122 for the three months ended June 30, 2021 and 2020, respectively, and $9,048 and $244 for the six months ended June 30, 2021 and 2020, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of June 30, 2021:

2021, excluding the six months ended June 30, 2021	$17,852
2022	35,705
2023	35,705
2024	20,458
2025	15,050
Thereafter	79,012
Estimated remaining amortization expense	$203,782

Goodwill—The following table represents the carrying amount of goodwill:

Balance as of December 31, 2020	$9,186
Goodwill resulting from acquisition	398,042
Balance as of June 30, 2021	$407,228

Note 10: Accrued Liabilities

The components of accrued liabilities were as follows:

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$72,746	$49,238
Miscellaneous accrued liabilities	16,364	9,722
Payroll tax liability deferred by the CARES Act	7,841	6,812
Customer contract liabilities	5,394	3,688
Total accrued liabilities	$102,345	$69,460

Index to Notes to Financial Statements
Note 11: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The components of other payables were as follows:

	June 30, 2021	December 31, 2020
Customer deposits	$15,269	$11,183
Miscellaneous payables	2,098	2,001
Total other payables	$17,367	$13,184

Note 12: Mezzanine Equity

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

As of June 30, 2021, the carrying value of our convertible preferred stock, net of issuance costs, is $39,846, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 1, 2021. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of June 30, 2021, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 13: Equity and Equity Compensation Plans

Common Stock—As of June 30, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of June 30, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	June 30, 2021	December 31, 2020
Stock options issued and outstanding	4,639,132	5,733,738
Restricted stock units outstanding	3,699,318	4,459,743
Shares available for future equity grants	16,711,246	11,309,377
Total shares reserved for future issuance	25,049,696	21,502,858

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Shares available for issuance at beginning of period	4,039,667	3,330,271
Shares issued during the period	(135,426)	(320,609)
Total shares available for future issuance at end of period	3,904,241	3,009,662

Stock Options—Option activity for the six months ended June 30, 2021 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	5,733,738	$7.23	4.39	$352,076
Options exercised	(1,089,203)	4.77
Options forfeited	(290)	10.80
Options expired	(5,113)	10.80
Outstanding as of June 30, 2021	4,639,132	7.80	4.18	257,994
Options exercisable as of June 30, 2021	4,489,132	7.14	4.05	252,608

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of June 30, 2021, there was $189 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of 0.5 years.

On June 1, 2019, we granted stock options subject to performance conditions ("PSOs"), with a target of 150,000 shares and a maximum 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. We determined that vesting is probable and have accrued compensation expense for the PSOs. None of the options vested during the six months ended June 30, 2021.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the six months ended June 30, 2021 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2021	4,459,743	$27.44
Granted	407,853	59.67
Vested(1)	(737,403)	22.04
Forfeited or canceled	(430,875)	24.82
Outstanding or deferred as of June 30, 2021(1)	3,699,318	$32.38

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of June 30, 2021 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2021, there was $104,984 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.36 years.

As of June 30, 2021, there were 331,759 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Six Months Ended June 30,
	2021	2020
Expense associated with the current period	$2,621	$336
Expense due to reassessment of achievement related to prior periods	—	(494)
Total expense	$2,621	$(158)

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in internally developed software, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$3,758	$1,769	$6,736	$3,407
Technology and development (1)	5,771	3,124	11,532	6,772
Marketing	535	352	1,078	727
General and administrative	3,679	1,960	6,981	3,510
Total stock-based compensation	$13,743	$7,205	$26,327	$14,416

(1) Net of $985 and $647 of stock-based compensation that was capitalized in the three months ended June 30, 2021 and 2020, respectively, and $1,717 and $1,151 for the six months ended June 30, 2021 and 2020,

Index to Notes to Financial Statements
Note 14: Net Loss per Share Attributable to Common Stock

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

We calculate basic and diluted net loss per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 12.

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(27,878)	$(6,611)	$(63,662)	$(66,728)
Dividends on convertible preferred stock	(1,878)	(1,284)	(4,214)	(1,284)
Net loss attributable to common stock—basic and diluted	$(29,756)	$(7,895)	$(67,876)	$(68,012)
Denominator:
Weighted-average shares—basic and diluted(1)	104,391,337	98,785,318	103,912,212	96,114,012
Net loss per share attributable to common stock—basic and diluted	$(0.29)	$(0.08)	$(0.65)	$(0.71)

(1) Basic and diluted weighted-average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2023 notes as if converted(1)	777,021	—	777,021	—
2025 notes as if converted	9,119,960	—	9,119,960	—
2027 notes as if converted	6,147,900	—	6,147,900	—
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding(2)	4,639,132	6,493,269	4,639,132	6,493,269
Restricted stock units outstanding(2)(3)	3,671,589	4,339,964	3,671,589	4,339,964
Total	26,395,602	12,873,233	26,395,602	12,873,233

(1) Includes $226 principal amount of 2023 notes with respect to which we received conversion requests by June 30, 2021. See Note 1.
(2) Excludes 331,759 incremental PSUs and 150,000 incremental PSOs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 13 for additional information regarding PSUs and PSOs.
(3) Excludes 27,729 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of June 30, 2021.

Index to Notes to Financial Statements
Note 15: Income Taxes

During the six months ended June 30, 2021, we recorded an income tax benefit of $5,052, resulting in an effective tax rate of (7.35)%, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of RentPath and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our June 30, 2020 effective tax rate of 0% is a result of our previously recorded full valuation allowance against our deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the six months ended June 30, 2021 and 2020. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the NOLs before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that Redfin experienced an ownership change in 2006 and $1,538 of the 2006 NOL is unavailable. Furthermore, in connection with the acquisition of RentPath, RentPath experienced an ownership change that triggered Sections 382, which may limit our ability to utilize RentPath’s pre-change tax attributes. A Section 382 limitation study is currently in process with respect to any resulting limitations to the future use of RentPath’s tax attributes and is expected to conclude during the third quarter of 2021.

As of December 31, 2020, we had accumulated approximately $227,751 of federal net operating losses, approximately $12,576 (tax effected) of state net operating losses, and approximately $2,050 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025. Federal net operating loss carryforwards of $142,420 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

As of April 2, 2021, RentPath had accumulated approximately $114,082 of federal net operating losses and $142,632 of deductible but limited federal business interest expense carryforwards. Federal net operating losses are available to offset federal taxable income and begin to expire in 2024. Federal net operating loss carryforwards of $42,911 generated after 2017 are available to offset future U.S. federal taxable income over an indefinite period. Deductible but limited federal business interest expense carryforwards are available to offset future U.S. federal taxable income over an indefinite period.

Our material income tax jurisdiction is the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Index to Notes to Financial Statements
Note 16: Debt

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

	June 30, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$17,825	3.25%	$50,000	$18,277	3.25%
Texas Capital Bank, N.A.	40,000	17,398	3.35%	40,000	12,903	3.35%
Flagstar Bank, FSB	15,000	11,202	3.00%	15,000	7,849	3.00%
Total	$105,000	$46,425	—	$105,000	$39,029	—

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on August 14, 2021 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.25%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of June 30, 2021.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on August 14, 2021 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.25% or (ii) 3.35%. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

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

	June 30, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$125,000	$123,770	3.30%	$100,000	$23,949	4.40%

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

Index to Notes to Financial Statements
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

As of June 30, 2021, RedfinNow Borrower had $329,224 of total assets, of which $240,357 related to inventory and $48,177 in cash and cash equivalents. As of December 31, 2020, RedfinNow Borrower had $65,191 of total assets, of which $47,620 related to inventory and $11,818 in cash and equivalents.

For the three months ended June 30, 2021 and 2020, we amortized $50 and $155 of the debt issuance costs, respectively, and recognized $613 and $251 of interest expense, respectively. For the six months ended June 30, 2021 and 2020, we amortized $136 and $309 of the debt issuance costs, respectively, and recognized $953 and $331 of interest expense, respectively.

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,012 of our 2023 notes.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021, with an aggregate principal amount of $500,000. Our proceeds from the issuance, after deducting the initial purchasers' discount and offering expenses payable by us, were $488,234. On April 5, 2021 and pursuant to the initial purchasers exercise of their option to purchase additional 2027 notes, we issued additional 2027 notes with an aggregate principal amount of $75,000. Our proceeds from the issuance, after deducting the initial purchaser's discount and offering expenses payable by us, were $73,296.

The components of our convertible senior notes were as follows:

	June 30, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,738	$—	$310	$23,428
2025 notes	661,250	—	11,847	649,403
2027 notes	575,000	—	12,886	562,114

	December 31, 2020
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$25,626	$2,776	$368	$22,482
2025 notes	661,250	163,077	9,905	488,268

Index to Notes to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2023 notes
Contractual interest expense	$104	$629	$208	$1,258
Amortization of debt discount	—	1,405	—	2,796
Amortization of debt issuance costs	39	187	110	373
Total interest expense	$143	$2,221	$318	$4,427

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	690	—	1,380	—
Total interest expense	$690	$—	$1,380	$—

2027 notes
Contractual interest expense	715	—	749	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	557	—	585	—
Total interest expense	$1,272	$—	$1,334	$—

Total
Contractual interest expense	819	629	957	1,258
Amortization of debt discount	—	1,405	—	2,796
Amortization of debt issuance costs	1,286	187	2,075	373
Total interest expense	$2,105	$2,221	$3,032	$4,427

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

Index to Notes to Financial Statements
With respect to our 2023 notes, the first condition described above was satisfied during the quarter ended June 30, 2021. As a result, our 2023 notes will be convertible at a holder's option during the quarter ending September 30, 2021, and have been classified as current liabilities on our consolidated balance sheet as of June 30, 2021. During the three months ended June 30, 2021, we settled conversion requests with respect to our 2023 notes with an aggregate principal amount of $39 using a combination of $39 cash and 624 shares. We also received additional conversion requests for aggregate principal amount of $226, which we will settle in the following quarter, pursuant to the indenture governing our 2023 notes.

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

See Note 4 for fair value information related to our convertible senior notes.

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

Note 17: Subsequent Events

Amendment of Secured Revolving Credit Facility—On July 20, 2021, RedfinNow Borrower amended its secured revolving credit facility with Goldman Sachs to increase the facility's borrowing capacity to $200,000.

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

Overview

We help people buy and sell homes. Representing customers in over 100 markets in the United States and Canada, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services. We also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on. Beginning in April 2021, we started using digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019
Monthly average visitors (in thousands)	48,437	46,202	44,135	49,258	42,537	35,519	30,595	35,633	36,557
Real estate services transactions
Brokerage	21,006	14,317	16,951	18,980	13,828	10,751	13,122	16,098	15,580
Partner	4,597	3,944	4,940	5,180	2,691	2,479	2,958	3,499	3,357
Total	25,603	18,261	21,891	24,160	16,519	13,230	16,080	19,597	18,937
Real estate services revenue per transaction
Brokerage	$11,307	$10,927	$10,751	$10,241	$9,296	$9,520	$9,425	$9,075	$9,332
Partner	3,195	3,084	3,123	2,988	2,417	2,535	2,369	2,295	2,218
Aggregate	9,850	9,233	9,030	8,686	8,175	8,211	8,127	7,865	8,071
Aggregate home value of real estate services transactions (in millions)	$14,612	$9,621	$11,478	$12,207	$7,576	$6,098	$7,588	$9,157	$8,986
U.S. market share by value	1.18%	1.16%	1.04%	1.04%	0.94%	0.92%	0.95%	0.96%	0.94%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	64%	62%	63%	63%	63%	61%	62%	63%	64%
Average number of lead agents	2,456	2,277	1,981	1,820	1,399	1,826	1,526	1,579	1,603
RedfinNow homes sold	292	171	83	37	162	171	212	168	80
Revenue per RedfinNow home sold	$570,930	$525,173	$471,551	$504,583	$444,690	$461,916	$466,939	$476,770	$498,083

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

Our monthly average visitors exclude visitors to RentPath's websites and mobile applications.

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

We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. existing home sales by the mean sale price of these homes, each as reported by the National Association of REALTORS® ("NAR"). NAR data for the most recent period is preliminary and may subsequently be updated by NAR. We calculate our market share by aggregating the home value of brokerage and partner real estate services transactions. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the estimated aggregate value of U.S. home sales.

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

Components of Our Results of Operations

Revenue

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, and from subscription-based product offerings for our rentals business.

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

Rentals Revenue

Rentals Revenue—Rentals revenue is primarily composed of subscription-based product offerings for internet listing services, as well as lead management solutions and digital marketing.

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

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, home costs related to our properties segment, customer fulfillment costs related to our rentals segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our relatively higher-gross-margin rentals and real estate services segments and our relatively lower-gross-margin properties segment, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the home purchase costs.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs (including base pay, benefits, and stock-based compensation), facilities costs and related expenses for our executive, finance, human resources (including recruiting), and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services. For our rentals business, personnel costs include employees in the sales department. These employees are responsible for attracting potential rental properties and agreeing to contract terms, but they are not responsible delivering a service to the rental property.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and six months ended June 30, 2021, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 16 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. See Note 16 to our consolidated financial statements for information regarding interest for the facility.

Income Tax Benefit

Income tax benefit relates to the partial release of our valuation allowance as a result of the intangible assets we acquired in connection with acquiring RentPath.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Revenue	$471,315	$213,665	$739,634	$404,660
Cost of revenue(1)	345,179	167,626	571,140	345,742
Gross profit	126,136	46,039	168,494	58,918
Operating expenses
Technology and development(1)	41,488	17,961	69,166	38,235
Marketing(1)	55,398	9,482	67,200	35,190
General and administrative(1)	59,567	23,022	96,957	47,349
Total operating expenses	156,453	50,465	233,323	120,774
Loss from operations	(30,317)	(4,426)	(64,829)	(61,856)
Interest income	135	437	293	1,540
Interest expense	(2,813)	(2,665)	(4,151)	(5,109)
Income tax benefit	5,052	—	5,052	—
Other income (expense), net	65	43	(27)	(1,303)
Net loss	$(27,878)	$(6,611)	$(63,662)	$(66,728)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)

Cost of revenue	$3,758	$1,769	$6,736	$3,407
Technology and development	5,771	3,124	11,532	6,772
Marketing	535	352	1,078	727
General and administrative	3,679	1,960	6,981	3,510
Total stock-based compensation	$13,743	$7,205	$26,327	$14,416

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	73.2	78.5	77.2	85.4
Gross profit	26.8	21.5	22.8	14.6
Operating expenses
Technology and development(1)	8.8	8.4	9.4	9.4
Marketing(1)	11.8	4.4	9.1	8.7
General and administrative(1)	12.6	10.8	13.1	11.7
Total operating expenses	33.2	23.6	31.5	29.8
Loss from operations	(6.4)	(2.1)	(8.8)	(15.3)
Interest income	—	0.2	—	0.4
Interest expense	(0.6)	(1.2)	(0.6)	(1.3)
Income tax benefit	1.1	—	0.7	—
Other income (expense), net	—	—	—	(0.3)
Net loss	(5.9)%	(3.1)%	(8.6)%	(16.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(as a percentage of revenue)

Cost of revenue	0.8%	0.8%	0.9%	0.8%
Technology and development	1.2	1.5	1.7	1.7
Marketing	0.1	0.2	0.1	0.2
General and administrative	0.8	0.9	0.9	0.9
Total	2.9%	3.4%	3.6%	3.6%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Real estate services revenue
Brokerage revenue	$237,511	$128,543	$108,968	85%
Partner revenue	14,688	6,506	8,182	126
Total real estate services revenue	252,199	135,049	117,150	87
Properties revenue	172,445	72,184	100,261	139
Rentals revenue	42,548	—	42,548	n/a
Other revenue	8,521	7,246	1,275	18
Intercompany elimination	(4,398)	(814)	(3,584)	440
Total revenue	$471,315	$213,665	$257,650	121
Percentage of revenue
Real estate services revenue
Brokerage	50.4%	60.2%
Partner revenue	3.1	3.0
Total real estate services revenue	53.5	63.2
Properties revenue	36.6	33.8
Rentals revenue	9.0	0.0
Other revenue	1.8	3.4
Intercompany elimination	(0.9)	(0.4)
Total revenue	100.0%	100.0%

In the three months ended June 30, 2021, revenue increased by $257.7 million, or 121%, as compared with the same period in 2020. Included in the increase was $42.5 million resulting from our acquisition of RentPath, and there were no such revenues in the three month ended June 30, 2020. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $117.2 million increase in real estate services revenue, and a $100.3 million increase in properties revenue. Brokerage revenue increased by $109.0 million, and partner revenue increased by $8.2 million. Brokerage revenue increased 85% during the period, driven by a 52% increase in brokerage transactions and a 22% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values. Properties revenue increased 139%, primarily driven by an 80% increase in RedfinNow homes sold and a 28% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$164,125	$88,799	$75,326	85%
Properties	167,420	73,348	94,072	128
Rentals	7,570	—	7,570	n/a
Other	10,462	6,293	4,169	66
Intercompany elimination	(4,398)	(814)	(3,584)	440
Total cost of revenue	$345,179	$167,626	$177,553	106

Gross profit
Real estate services	$88,074	$46,250	$41,824	90%
Properties	5,025	(1,164)	6,189	(532)
Rentals	34,978	—	34,978	n/a
Other	(1,941)	953	(2,894)	(304)
Total gross profit	$126,136	$46,039	$80,097	174

Gross margin (percentage of revenue)
Real estate services	34.9%	34.2%
Properties	2.9	(1.6)
Rentals	82.2	—
Other	(22.8)	13.2
Total gross margin	26.8	21.5

In the three months ended June 30, 2021, total cost of revenue increased by $177.6 million, or 106%, as compared with the same period in 2020. Included in the increase was $7.6 million resulting from our acquisition of RentPath, and there were no such expenses in the three month ended June 30, 2020. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) an $81.6 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes sold for more revenue per home, and (2) a $62.6 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the three months ended June 30, 2021, total gross margin increased 530 basis point as compared with the same period in 2020, driven by our acquisition of RentPath, which comprises our rentals business, and improvements in real estate services and properties gross margin, partially offset by a decrease in other gross margin.

In the three months ended June 30, 2021, real estate services gross margin increased 70 basis points as compared with the same period in 2020. This was primarily attributable to a 80 basis-point decrease in office and occupancy costs, an 80 basis-point decrease in listing expenses, and a 50 basis-point decrease in personnel costs and transaction bonuses, each as a percentage of revenue. This was partially offset by an 80 basis-point increase in home-touring and field expenses as a percentage of revenue.

In the three months ended June 30, 2021, properties gross margin increased 450 basis points as compared with the same period in 2020. This was primarily attributable to a 700 basis-point decrease in home purchase and related capitalized improvements as a percentage of revenue. This was partially offset by a 170 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended June 30, 2021, other gross margin decreased 3,600 basis points. This was primarily attributable to a 3,410 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$41,488	$17,961	$23,527	131%
Marketing	55,398	9,482	45,916	484
General and administrative	59,567	23,022	36,545	159
Total operating expenses	$156,453	$50,465	$105,988	210
Percentage of revenue
Technology and development	8.8%	8.4%
Marketing	11.8	4.4
General and administrative	12.6	10.8
Total operating expenses	33.2%	23.6%

In the three months ended June 30, 2021, technology and development expenses increased by $23.5 million, or 131%, as compared with the same period in 2020. Included in the increase was $13.0 million resulting from our acquisition of RentPath, and there were no such expenses in the three month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to an $8.6 million increase in personnel costs due to increased headcount.

In the three months ended June 30, 2021, marketing expenses increased by $45.9 million, or 484%, as compared with the same period in 2020. Included in the increase was $12.6 million resulting from our acquisition of RentPath, and there were no such expenses in the three month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $30.5 million increase in marketing media costs as we expanded advertising.

In the three months ended June 30, 2021, general and administrative expenses increased by $36.5 million, or 159%, as compared with the same period in 2020. Included in the increase was $23.0 million resulting from our acquisition of RentPath, and there were no such expenses in the three month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $9.3 million increase in personnel costs due to increased headcount, and a $5.6 million increase in transaction costs from our acquisition of RentPath. This was partially offset by a $6.2 million decrease in restructuring expenses, as we had no such restructuring expenses in the three months ended June 30, 2020.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

	Three Months Ended June 30, 2021		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$135	$437	$(302)	(69)%
Interest expense	(2,813)	(2,665)	(148)	(6)
Income tax benefit	5,052	—	5,052	n/a
Other income, net	65	43	22	(51)
Interest income, interest expense, and other income, net	$2,439	$(2,185)	$4,624	212
Percentage of revenue
Interest income	0.0%	0.2%
Interest expense	(0.6)	(1.2)
Income tax benefit	1.1	0.0
Other income, net	0.0	0.0
Interest income, interest expense, and other income, net	0.5%	(1.0)%

In the three months ended June 30, 2021, interest income, net increased by $4.6 million as compared to the same period in 2020. Interest income decreased $0.3 million due to lower interest rates on our cash, cash equivalents, and investments.

Interest expense increased by $0.1 million due primarily to use of our secured revolving credit facility. See Note 16 to our consolidated financial statements for more information on this facility. This increase was partially offset by the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during the three months ended June 30, 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $5.1 million primarily due to a deferred tax liability created through the RentPath acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. See Note 15 to our consolidated financial statements.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Real estate services revenue
Brokerage revenue	$393,957	$230,894	$163,063	71%
Partner revenue	26,851	12,791	14,060	110
Total real estate services revenue	420,808	243,685	177,123	73
Properties revenue	265,171	151,282	113,889	75
Rentals revenue	42,548	—	42,548	n/a
Other revenue	17,878	11,496	6,382	56
Intercompany elimination	(6,771)	(1,803)	(4,968)	276
Total revenue	$739,634	$404,660	$334,974	83
Percentage of revenue
Real estate services revenue
Brokerage	53.3%	57.1%
Partner revenue	3.6	3.2
Total real estate services revenue	56.9	60.3
Properties revenue	35.9	37.4
Rentals revenue	5.8	—
Other revenue	2.3	2.7
Intercompany elimination	(0.9)	(0.4)
Total revenue	100.0%	100.0%

In the six months ended June 30, 2021, revenue increased by $335.0 million, or 83%, as compared to the same period in 2020. Included in the increase was $42.5 million resulting from our acquisition of RentPath, and there were no such revenues in the six months ended June 30, 2020. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $177.1 million increase in real estate services revenue, and a $113.9 million increase in properties revenue. Brokerage revenue increased by $163.1 million, and partner revenue increased by $14.1 million. Brokerage revenue increased 71% during the period, driven by a 44% increase in brokerage transactions and an 19% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values. Properties revenue increased 75%, primarily driven by an 39% increase in RedfinNow homes sold and a 21% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$292,342	$182,361	$109,981	60%
Properties	258,551	152,647	105,904	69
Rentals	7,570	—	7,570	n/a
Other	19,448	12,537	6,911	55
Intercompany elimination	(6,771)	(1,803)	(4,968)	276
Total cost of revenue	$571,140	$345,742	$225,398	65

Gross profit
Real estate services	$128,466	$61,324	$67,142	109%
Properties	6,620	(1,365)	7,985	(585)
Rentals	34,978	—	34,978	n/a
Other	(1,570)	(1,041)	(529)	51
Total gross profit	$168,494	$58,918	$109,576	186

Gross margin (percentage of revenue)
Real estate services	30.5%	25.2%
Properties	2.5	(0.9)
Rentals	82.2	—
Other	(8.8)	(9.1)
Total gross margin	22.8	14.6

In the six months ended June 30, 2021, total cost of revenue increased by $225.4 million, or 65%, as compared with the same period in 2020. Included in the increase was $7.6 million resulting from our acquisition of RentPath, and there were no such expenses in the three month ended June 30, 2020. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) a $94.9 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively, and (2) an $88.5 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes sold for more revenue per home.

In the six months ended June 30, 2021, total gross margin increased 820 basis point as compared with the same period in 2020, driven by the acquisition of RentPath, which comprises our rentals business, and improvements in real estate services, properties, and other gross margin.

In the six months ended June 30, 2021, real estate services gross margin increased 530 basis points as compared with the same period in 2020. This was primarily attributable to a 260 basis-point decrease in personnel costs and transaction bonuses, a 120 basis-point decrease in travel and entertainment expenses, and a 100 basis-point decrease in listing expenses, each as a percentage of revenue. This was partially offset by an 30 basis-point increase in home-touring and field expenses as a percentage of revenue.

In the six months ended June 30, 2021, properties gross margin increased 340 basis points as compared with the same period in 2020. This was primarily attributable to a 600 basis-point decrease in home purchase and related capitalized improvements as a percentage of revenue. This was partially offset by a 210 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the six months ended June 30, 2021, other gross margin decreased 30 basis points. This was primarily attributable to a 340 basis-point decrease in outside services costs, a 120 basis-point decrease in personal technology expenses, and a 110 basis-point decrease in travel and entertainment costs, each as a percentage of revenue. This was partially offset by a 670 basis-point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$69,166	$38,235	$30,931	81%
Marketing	67,200	35,190	32,010	91
General and administrative	96,957	47,349	49,608	105
Total operating expenses	$233,323	$120,774	$112,549	93
Percentage of revenue
Technology and development	9.4%	9.4%
Marketing	9.1	8.7
General and administrative	13.1	11.7
Total operating expenses	31.6%	29.8%

In the six months ended June 30, 2021, technology and development expenses increased by $30.9 million, or 81%, as compared with the same period in 2020. Included in the increase was $13.0 million resulting from our acquisition of RentPath, and there were no such expenses in the six month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to an $15.3 million increase in personnel costs due to increased headcount.

In the six months ended June 30, 2021, marketing expenses increased by $32.0 million, or 91%, as compared with the same period in 2020. Included in the increase was $12.6 million resulting from our acquisition of RentPath, and there were no such expenses in the six month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $16.1 million increase in marketing media costs as we expanded advertising.

In the six months ended June 30, 2021, general and administrative expenses increased by $49.6 million, or 105%, as compared with the same period in 2020. Included in the increase was $23.0 million resulting from our acquisition of RentPath, and there were no such expenses in the six month ended June 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $15.1 million increase in personnel costs due to increased headcount, a $7.7 million increase in transaction costs from our acquisition of RentPath, a $6.7 million increase in advertising campaign and contractor expenses for recruiting employees and independent contractors, and a $3.0 million increase in legal expenses, largely due to a rejected settlement offer we made to resolved a threatened claim. This was partially offset by a $6.3 million decrease in restructuring expenses, as we had no such restructuring expenses in the three months ended June 30, 2021.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$293	$1,540	$(1,247)	(81)%
Interest expense	(4,151)	(5,109)	958	(19)
Income tax benefit	5,052	—	5,052	n/a
Other expense, net	(27)	(1,303)	1,276	(98)
Interest income, interest expense, and other expense, net	$1,167	$(4,872)	$6,039	(124)
Percentage of revenue
Interest income	0.0%	0.4%
Interest expense	(0.6)	(1.3)
Income tax benefit	0.7	—
Other expense, net	0.0	(0.3)
Interest income, interest expense, and other expense, net	0.2%	(1.2)%

In the six months ended June 30, 2021, interest income, net increased by $6.0 million as compared to the same period in 2020. Interest income decreased $1.2 million due to lower interest rates on our cash, cash equivalents, and investments.

Interest expense decreased by $1.0 million due primarily to the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during the six months ended June 30, 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $5.1 million primarily due to a deferred tax liability created through the RentPath acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. See Note 15 to our consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $735.4 million and investments of $65.7 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

Also as of June 30, 2021, we had $1,260.0 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 16 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

Also as of June 30, 2021, we had 40,000 shares of convertible preferred stock outstanding. See Note 12 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

With respect to the cash outlay for our properties business, for the quarter ended June 30, 2021, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 8 to our consolidated financial statements for more information on home purchase commitments related to our properties business. See Note 16 to our consolidated financial statements for more information regarding the secured revolving credit facility.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 16 to our consolidated financial statements for more information regarding our warehouse credit facilities.

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our secured revolving credit facility and our warehouse credit facilities, will provide sufficient liquidity to meet our operational needs, satisfy commitments by our properties business to purchase homes, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)

Net cash (used in) provided by operating activities	$(213,638)	$8,744
Net cash used in investing activities	(544,078)	(51,262)
Net cash provided by financing activities	599,578	155,546

Net Cash (Used In) Provided by Operating Activities

Our operating cash flows result primarily from cash generated by commissions paid to us from our real estate services business, sales of homes from our properties business, and advertising from our rentals business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, office and occupancy costs, and outside services costs. Additionally, our mortgage business generates a significant amount operating cash flow activity from the origination and sale of loans held for sale.

Net cash used in operating activities was $213.6 million for the six months ended June 30, 2021, primarily attributable to a net loss of $63.7 million, offset by $52.4 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $202.4 million. The primary sources of cash related to changes in our assets and liabilities were a $42.7 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $22.3 million increase in accounts receivable related to higher revenue. The primary use of cash related to changes in our assets and liabilities was a $199.8 million increase in inventory related to our properties business.

Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2020, primarily attributable to a net loss of $66.7 million, offset by changes in assets and liabilities of $46.9 million and $28.6 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, impairment charge on our equity investment, and other non-cash items. Changes in assets and liabilities increased cash provided by operating activities driven primarily by a reduction in inventory of $65.2 million, a $13.8 million increase in accrued liabilities, primarily related to timing of payments, and a $6.8 million decrease in prepaid expenses. This was partially offset by an increase of $15.0 million in accounts receivable primarily related to higher revenue, and $19.5 million in net loans held for sale related to our mortgage business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $544.1 million for the six months ended June 30, 2021, primarily attributable to cash paid for our acquisition of RentPath of $608.0 million, $77.5 million in net investments in U.S. government securities, and $3.3 million of capitalized software development expenses.

Net cash used in investing activities was $51.3 million for the six months ended June 30, 2020, primarily attributable to $4.4 million of capitalized software development expenses. Additionally, we had $43.5 million of maturities and sales of investments that was offset by $88.7 million of purchases of similar type investments.

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

Net cash provided by financing activities was $599.6 million for the six months ended June 30, 2021, attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $99.8 million increase in net borrowings under our secured revolving credit facility.

Net cash provided by financing activities was $155.5 million for the six months ended June 30, 2020, primarily attributable to a $19.3 million increase in our net borrowings under warehouse credit facilities, $11.1 million in proceeds from the sale of shares under our equity compensation plans, and $2.8 million in net borrowings under the secured revolving credit facility.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, property revenue, rentals revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies relate to commissions and fees charged on brokerage transactions closed by our lead agents, and from the sale of homes. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

Properties revenue is earned when we sell homes that were previously bought directly from homeowners. Our contracts with customers contain a single performance obligation that is satisfied upon a transaction closing. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

Rentals revenue is primarily recognized on a straight-line basis over the term of the contract which generally have a term less than one year. Revenue is presented net of sales allowances, which are not material.

We have utilized the practical expedient in ASC 606, Revenue from Contracts with Customers, and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.

See Note 1 to our consolidated financial statements for further discussion of our revenue recognition policy.

Acquired Intangible Assets

We recognize separately identifiable intangible assets acquired in a business combination. Determining the fair value of the intangible assets acquired requires management’s judgment, often utilizes third-party valuation specialists, and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, replacement costs, and asset lives, among other estimates

The judgments made in the determination of the estimated fair value assigned to the intangible assets acquired and the estimated useful life of each asset could significantly impact our consolidated financial statements in periods after the acquisition, such as through depreciation and amortization expense.

We evaluate intangible assets for impairment whenever events or circumstances indicate that they may not be recoverable. We measure recoverability by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated.

See Note 2 to our consolidated financial statements for a summary of our preliminary valuation of the RentPath intangible assets, along with their estimated useful lives.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no significant adjustments were required to our home inventory during the three months ended June 30, 2021, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 5 to our consolidated financial statements for a summary of our inventory categories and any net realizable write-downs.

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

As of June 30, 2021, we had cash and cash equivalents of $735.4 million and investments of $65.7 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the third quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs.

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 16 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the third quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter ended June 30, 2021, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

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

Redfin Mortgage relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. See Note 16 to our consolidated financial statements for the current terms of these facilities. To grow its business, Redfin Mortgage depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. A current facility may become unavailable if Redfin Mortgage fails to comply with the facility's ongoing obligations, including failing to satisfy financial covenants applicable to it. New facilities may be not be available on terms acceptable to us.

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

Redfin Corporation
(Registrant)

August 5, 2021	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 5, 2021	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)