Form 10-Q
period 2021-09-30
Redfin Corp
filed 2021-11-04
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

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

The registrant had 105,481,348 shares of common stock outstanding as of October 28, 2021.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$562,714	$925,276
Restricted cash	74,532	20,544
Short-term investments	28,578	131,561
Accounts receivable, net of allowances for credit losses of $933 and $160	91,932	54,719
Inventory	435,144	49,158
Loans held for sale	42,762	42,539
Prepaid expenses	19,155	12,131
Other current assets	8,537	4,898
Total current assets	1,263,354	1,240,826
Property and equipment, net	55,535	43,988
Right-of-use assets, net	55,757	44,149
Long-term investments	53,488	11,922
Goodwill	407,228	9,186
Intangibles, net	194,856	1,830
Other assets, noncurrent	13,129	8,619
Total assets	$2,043,347	$1,360,520
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$10,075	$5,644
Accrued liabilities	102,027	69,460
Other payables	16,766	13,184
Warehouse credit facilities	39,825	39,029
Secured revolving credit facility	199,627	23,949
Convertible senior notes, net	23,243	22,482
Lease liabilities	14,793	11,973
Total current liabilities	406,356	185,721
Lease liabilities, noncurrent	57,759	49,339
Convertible senior notes, net, noncurrent	1,212,767	488,268
Payroll tax liabilities, noncurrent	7,841	6,812
Deferred tax liabilities	883	—
Total liabilities	1,685,606	730,140
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding	39,857	39,823
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 105,375,935 and 103,000,594 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	105	103
Additional paid-in capital	662,894	860,556
Accumulated other comprehensive income	47	211
Accumulated deficit	(345,162)	(270,313)
Total stockholders’ equity	317,884	590,557
Total liabilities, mezzanine equity, and stockholders’ equity	$2,043,347	$1,360,520

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Service	$301,657	$217,280	$776,120	$469,893
Product	238,417	19,636	503,588	171,683
Total revenue	540,074	236,916	1,279,708	641,576
Cost of revenue
Service	174,267	122,583	486,880	314,842
Product	238,505	21,261	497,032	174,744
Total cost of revenue	412,772	143,844	983,912	489,586
Gross profit	127,302	93,072	295,796	151,990
Operating expenses
Technology and development	43,658	22,452	112,824	60,687
Marketing	49,143	12,421	116,343	47,611
General and administrative	54,395	21,190	151,352	68,539
Total operating expenses	147,196	56,063	380,519	176,837
(Loss) Income from operations	(19,894)	37,009	(84,723)	(24,847)
Interest income	178	319	472	1,859
Interest expense	(3,672)	(2,522)	(7,822)	(7,631)
Income tax benefit	311	—	5,363	—
Other income (expense), net	4,128	(640)	4,099	(1,943)
Net (loss) income	$(18,949)	$34,166	$(82,611)	$(32,562)
Dividends on convertible preferred stock	(1,662)	(1,530)	(5,875)	(2,814)
Undistributed earnings attributable to participating securities	—	(653)	—	—
Net (loss) income attributable to common stock—basic and diluted	(20,611)	31,983	(88,486)	(35,376)
Net (loss) income per share attributable to common stock—basic	$(0.20)	$0.32	$(0.85)	$(0.36)
Weighted-average shares to compute net (loss) income per share attributable to common stock—basic	105,144,872	99,840,144	104,327,614	97,365,122
Net (loss) income per share attributable to common stock—diluted	$(0.20)	$0.30	$(0.85)	$(0.36)
Weighted-average shares to compute net (loss) income per share attributable to common stock—diluted	105,144,872	107,607,711	104,327,614	97,365,122

Net (loss) income	$(18,949)	$34,166	$(82,611)	$(32,562)
Other comprehensive income (loss)
Foreign currency translation adjustments	3	6	3	(16)
Unrealized gain (loss) on available-for-sale debt securities	27	(139)	161	282
Comprehensive (loss) income	$(18,919)	$34,033	$(82,447)	$(32,296)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(82,611)	$(32,562)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,303	10,581
Stock-based compensation	39,438	25,764
Amortization of debt discount and issuance costs	3,583	5,254
Non-cash lease expense	8,510	6,821
Impairment costs	—	2,063
Net loss (gain) on IRLCs, forward sales commitments, and loans held for sale	342	(2,303)
Other	(3,847)	(306)
Change in assets and liabilities:
Accounts receivable, net	(29,487)	(21,862)
Inventory	(385,986)	49,597
Prepaid expenses and other assets	(9,532)	7,396
Accounts payable	616	851
Accrued liabilities, other payables, deferred tax liabilities, and payroll tax liabilities, noncurrent	23,011	28,157
Lease liabilities	(9,644)	(8,368)
Origination of loans held for sale	(745,703)	(479,153)
Proceeds from sale of loans originated as held for sale	744,886	459,605
Net cash (used in) provided by operating activities	(414,121)	51,535
Investing activities
Purchases of property and equipment	(20,575)	(10,391)
Purchases of investments	(129,277)	(135,118)
Sales of investments	98,687	6,583
Maturities of investments	96,303	82,772
Cash paid for acquisition	(608,000)	—
Net cash used in investing activities	(562,862)	(56,154)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	39,801
Proceeds from the issuance of common stock, net of issuance costs	—	69,701
Proceeds from the issuance of common stock pursuant to employee equity plans	14,194	15,119
Tax payments related to net share settlements on restricted stock units	(21,088)	(10,987)
Borrowings from warehouse credit facilities	710,535	473,283
Repayments to warehouse credit facilities	(709,739)	(454,277)
Borrowings from secured revolving credit facility	431,717	57,378
Repayments to secured revolving credit facility	(256,039)	(46,899)
Proceeds from issuance of convertible senior notes, net of issuance costs	561,529	—
Purchases of capped calls related to convertible senior notes	(62,647)	—
Payments for repurchases and conversions of convertible senior notes	(2,159)	—
Other payables—deposits held in escrow	3,161	2,097
Principal payments under finance lease obligations	(567)	(59)
Cash paid for secured revolving credit facility issuance costs	(485)	(4)
Net cash provided by financing activities	668,412	145,153
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(16)
Net change in cash, cash equivalents, and restricted cash	(308,574)	140,518
Cash, cash equivalents, and restricted cash:
Beginning of period	945,820	247,448
End of period	$637,246	$387,966

Supplemental disclosure of cash flow information
Cash paid for interest	$5,539	$3,001
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,745	1,714
Property and equipment additions in accounts payable and accrued liabilities	—	973
Leasehold improvements paid directly by lessor	1,334	37

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	264,875	—	1,696	—	—	1,696
Issuance of common stock pursuant to settlement of restricted stock units	—	—	334,283	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(95,122)	—	(4,558)	—	—	(4,558)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	3,164	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	14,139	—	—	14,139
Other comprehensive loss	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(18,949)	—	(18,949)
Balance, September 30, 2021	40,000	$39,857	105,375,935	$105	$662,894	$(345,162)	$47	$317,884

Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	34	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	1,354,078	1	6,895	—	—	6,896
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,072,378	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(319,229)	—	(21,088)	—	—	(21,088)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	40,768	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	42,183	—	—	42,183
Other comprehensive loss	—	—	—	—	—	—	(164)	(164)
Net loss	—	—	—	—	—	(82,611)	—	(82,611)
Balance, September 30, 2021	40,000	$39,857	105,375,935	$105	$662,894	$(345,162)	$47	$317,884

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	40,000	$39,801	99,394,432	$99	$673,234	$(318,514)	$441	$355,260
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock, net	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	567,854	1	3,997	—	—	3,998
Issuance of common stock pursuant to settlement of restricted stock units	—	—	353,160	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(104,670)	—	(4,922)	—	—	(4,922)
Stock-based compensation	—	—	—	—	11,910	—	—	11,910
Other comprehensive loss	—	—	—	—	—	—	(133)	(133)
Net income	—	—	—	—	—	34,166	—	34,166
Balance, September 30, 2020	40,000	$39,812	100,241,416	$100	$684,219	$(284,348)	$308	$400,279

Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,812	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Issuance of common stock pursuant to employee stock purchase program	—	—	186,925	—	3,436	—	—	3,436
Issuance of common stock pursuant to exercise of stock options	—	—	1,825,684	2	11,500	—	—	11,502
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,017,675	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(305,410)	—	(10,987)	—	—	(10,987)
Stock-based compensation	—	—	—	—	27,477	—	—	27,477
Other comprehensive income	—	—	—	—	—	—	266	266
Net loss	—	—	—	—	—	(32,562)	—	(32,562)
Balance, September 30, 2020	40,000	$39,812	100,241,416	$100	$684,219	$(284,348)	$308	$400,279

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021, our statements of comprehensive (loss) income, and statements of changes in mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, as well as our statements of cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

Certain amounts presented in the prior period consolidated statements of cash flows have been reclassified to conform to the current period financial statement presentation. The change in classification does not affect previously reported cash flows from operating activities, investing activities, or financing activities in the consolidated statements of cash flows.

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

Rentals Revenue—Due to our acquisition of RentPath, we now record rentals revenue which is primarily composed of subscription-based product offerings for internet listing services, as well as lead management and digital marketing solutions. Rentals revenue is recorded as a component of service revenue in our consolidated statements of comprehensive (loss) income.

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

The transaction price for a contract is generally determined by the stated price in the contract, excluding any related sales taxes. We enter into contracts that can include various combinations of subscription services, which are capable of being distinct and accounted for as separate performance obligations. We allocate the transaction price to each performance obligation in the contract on a relative stand-alone selling price basis. Generally, the combinations of subscription services are fulfilled concurrently and are co-terminus. Our rentals contracts do not contain any refund provisions other than in the event of our non-performance or breach.

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

The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of acquisition. RentPath is reported in our rentals segment in Note 3. During the three and nine months ended September 30, 2021, RentPath contributed $40,406 and $82,954 to revenue, respectively. The goodwill recognized in connection with our acquisition of RentPath is primarily attributable to the anticipated synergies from future growth of the combined business and is not expected to be deductible for tax purposes. We are currently evaluating the reporting unit allocation of goodwill.

The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the Acquisition. As of September 30, 2021, the amount allocated to the opening balance of deferred tax liabilities assumed in the Acquisition is provisional and subject to revision as more detailed analyses are completed and additional information about the amount of this balance becomes available:

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

Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $202 and $7,925 for the three and nine months ended September 30, 2021, respectively. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive (loss) income.

Index to Notes to Financial Statements
Identifiable Intangible Assets—The following table provides the fair values of the RentPath intangible assets, along with their estimated useful lives:

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

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three and nine months ended September 30, 2021. The pro forma financial information combines our results of operations with that of RentPath as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for bankruptcy costs, depreciation and amortization, provision for income taxes, transaction costs, and interest expense related to debt that would not have been incurred if we had consummated the Acquisition on January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$540,074	$284,275	$1,322,632	$790,662
Net (loss) income	(18,792)	23,099	(94,335)	(60,918)

Material non-recurring adjustments made in the pro forma financial information disclosed above were $23 and $9,151 for the three months ended September 30, 2021 and 2020 and $76,118 and $48,224 for the nine months ended September 30, 2021 and 2020, respectively. These adjustments primarily relate to the reorganization costs that would not have been incurred if we had consummated the Acquisition on January 1, 2020 and decreased expense in the periods specified. These adjustments also include an income tax benefit resulting from the Acquisition, which assumes that we had consummated the Acquisition on January 1, 2020.

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

Index to Notes to Financial Statements
Information on each of the reportable and other segments and reconciliation to consolidated net (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Real estate services (brokerage)	$243,575	$194,375	$637,532	$425,269
Real estate services (partner)	14,220	15,478	41,070	28,269
Properties	238,417	19,005	503,588	170,287
Rentals	40,406	—	82,954	—
Other	8,206	8,503	26,084	19,999
Intercompany eliminations	(4,750)	(445)	(11,520)	(2,248)
Total	$540,074	$236,916	$1,279,708	$641,576

Cost of revenue
Real estate services	161,449	117,944	453,790	300,305
Properties	238,397	20,460	496,948	173,107
Rentals	7,395	—	14,965	—
Other	10,281	5,885	29,729	18,422
Intercompany eliminations	(4,750)	(445)	(11,520)	(2,248)
Total	$412,772	$143,844	$983,912	$489,586

Gross profit
Real estate services	96,346	91,909	224,812	153,233
Properties	20	(1,455)	6,640	(2,820)
Rentals	33,011	—	67,989	—
Other	(2,075)	2,618	(3,645)	1,577
Total	$127,302	$93,072	$295,796	$151,990

Real estate services, properties, and other operating expenses	96,910	56,063	281,569	176,837
Rentals operating expenses	50,286	—	98,950	—
Interest income	178	319	472	1,859
Interest expense	(3,672)	(2,522)	(7,822)	(7,631)
Income tax benefit	311	—	5,363	—
Other income (expense), net	4,128	(640)	4,099	(1,943)
Net (loss) income	$(18,949)	$34,166	$(82,611)	$(32,562)

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

Notional Amounts	September 30, 2021	December 31, 2020
Forward sales commitments	$96,397	$130,109
IRLCs	94,301	88,923

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Classification	2021	2020	2021	2020
Forward sales commitments	Service revenue	$859	$553	$938	$442
IRLCs	Service revenue	(888)	(233)	(687)	1,131

Fair Value of Financial Instruments

In May 2020, we purchased preferred stock of Matterport, Inc. ("Matterport"), then a privately held company. In July 2021, Matterport became a publicly traded company through a business combination transaction with a special purpose acquisition vehicle. In connection with the transaction, we received Matterport's publicly traded Class A common stock in exchange for the preferred stock that we owned. We previously recorded our investment at cost because the preferred stock did not have a readily determinable fair value, but upon receipt of the publicly traded common stock, we recorded our investment at fair value. The increase in value is recorded in other income (expense), net in our consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2021, and is included in adjustments to reconcile net loss to net cash used in operating activities, as a component of other, in our consolidated statement of cash flows for the nine months ended September 30, 2021. The balance is included in short-term investments in our consolidated balance sheets.

Index to Notes to Financial Statements

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$501,432	$501,432	$—	$—
Total cash equivalents	501,432	501,432	—	—
Short-term investments
U.S. treasury securities	11,981	11,981	—	—
Agency bonds	11,912	11,912	—	—
Equity securities	4,685	4,685	—	—
Loans held for sale	42,762	—	42,762	—
Other current assets
Forward sales commitments	552	—	552	—
IRLCs	1,146	—	—	1,146
Total other current assets	1,698	—	552	1,146
Long-term investments
U.S. treasury securities	53,488	53,488	—	—
Total assets	$627,958	$583,498	$43,314	$1,146
Liabilities
Accrued liabilities
Forward sales commitments	$87	$—	$87	$—
IRLCs	62	—	—	62
Total liabilities	$149	$—	$87	$62

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$886,261	$886,261	$—	$—
U.S. treasury securities	6,100	6,100	—	—
Total cash equivalents	892,361	892,361	—	—
Short-term investments
U.S. treasury securities	131,561	131,561	—	—
Loans held for sale	42,539	—	42,539	—
Other current assets
Forward sales commitments	34	—	34	—
IRLCs	1,781	—	—	1,781
Total other current assets	1,815	—	34	1,781
Long-term investments
Agency bonds	11,922	11,922	—	—
Total assets	$1,080,198	$1,035,844	$42,573	$1,781
Liabilities
Accrued liabilities
Forward sales commitments	$507	$—	$507	$—
IRLCs	10	—	—	10
Total liabilities	$517	$—	$507	$10

There were no transfers into or out of Level 3 financial instruments during the periods presented.

Index to Notes to Financial Statements

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement. The pull-through rate used to determine the fair value of IRLCs was as follows:

Key Inputs	Valuation Technique	September 30, 2021	December 31, 2020
Weighted-average pull-through rate	Market pricing	71.7%	72.3%

The following is a summary of changes in the fair value of IRLCs for the nine months ended September 30, 2021:

Balance, net—January 1, 2021	$1,771
Issuances of IRLCs	14,523
Settlements of IRLCs	(14,956)
Net loss recognized in earnings	(254)
Balance, net—September 30, 2021	$1,084

Changes in fair value recognized during the period relating to assets still held at September 30, 2021	$(687)

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	September 30, 2021		December 31, 2020
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,243	$38,980	$22,482	$59,894
2025 notes	650,093	660,556	488,268	802,083
2027 notes	562,674	516,856	—	—

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. See Note 16 for additional details. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. As of September 30, 2021, the difference between the net carrying amount of the notes and their estimated fair values represented the notes' equity conversion premium. Based on the closing price of our common stock of $50.10 on September 30, 2021, the if-converted value of the 2023 notes exceeded the principal amount of $23,512, while the if-converted values of the 2025 notes and 2027 notes were less than the principal amounts of $661,250 and $575,000, respectively. See Note 16 for additional details on our convertible senior notes.

See Note 12 for the carrying amount of our convertible preferred stock.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, and other assets. These assets are remeasured at fair value if determined to be impaired.

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	September 30, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$61,282	$—	$—	$61,282	$61,282	$—	$—
Money markets funds	501,432	—	—	501,432	501,432	—	—
Restricted cash	74,532	—	—	74,532	74,532	—	—
U.S. treasury securities	65,461	16	(8)	65,469	—	11,981	53,488
Agency bonds	11,900	12	—	11,912	—	11,912	—
Equity securities	500	4,185	—	4,685	—	4,685	—
Total	$715,107	$4,213	$(8)	$719,312	$637,246	$28,578	$53,488

	December 31, 2020
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$32,915	$—	$—	$32,915	$32,915	$—	$—
Money markets funds	886,261	—	—	886,261	886,261	—	—
Restricted cash	20,544	—	—	20,544	20,544	—	—
U.S. treasury securities	137,502	159	—	137,661	6,100	131,561	—
Agency bonds	11,900	22	—	11,922	—	—	11,922
Total	$1,089,122	$181	$—	$1,089,303	$945,820	$131,561	$11,922

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of September 30, 2021 and December 31, 2020, we had accrued interest of $148 and $108, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	September 30, 2021	December 31, 2020
Properties for sale	$170,731	$17,153
Properties not available for sale	38,835	7,225
Properties under improvement	225,578	24,780
Inventory	$435,144	$49,158

Inventory includes direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of September 30, 2021 and December 31, 2020, our inventory reserves were $2,551 and $29, respectively. During the nine months ended September 30, 2021, we purchased 1,528 homes with an inventory value of $790,738 and sold 851 homes with an inventory value of $415,110. During the nine months ended September 30, 2020, we purchased 253 homes with an inventory value of $101,759 and sold 370 homes with an inventory value of $149,676.

Index to Notes to Financial Statements
Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	September 30, 2021	December 31, 2020
Leasehold improvements	Shorter of lease term or economic life	$33,467	$29,558
Website and software development costs	2 - 3	46,014	33,278
Computer and office equipment	3 - 5	13,154	7,765
Software	3	1,871	1,858
Furniture	7	7,945	7,450
Property and equipment, gross		102,451	79,909
Accumulated depreciation and amortization		(54,776)	(41,614)
Construction in progress		7,860	5,693
Property and equipment, net		$55,535	$43,988

Depreciation and amortization expense for property and equipment amounted to $5,399 and $3,594 for the three months ended September 30, 2021 and 2020, respectively, and $14,369 and $10,215 for the nine months ended September 30, 2021 and 2020, respectively. We capitalized website and software development costs, including stock-based compensation, of $4,727 and $2,773 for the three months ended September 30, 2021 and 2020, respectively, and $13,137 and $8,286 for the nine months ended September 30, 2021 and 2020, respectively.

Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,400	$2,123	$7,105	$6,405
Operating lease cost(1)	Operating expenses	1,727	1,087	4,440	3,274
Total operating lease cost		$4,127	$3,210	$11,545	$9,679

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$139	$2	$335	$7
Interest on lease liabilities	Cost of revenue	21	17	51	51
Total finance lease cost		$160	$19	$386	$58

(1) Includes lease expense with initial terms of twelve months or less of $430 and $218 for the three months ended September 30, 2021 and 2020, respectively, and $1,156 and $712 for the nine months ended September 30, 2021 and 2020, respectively.

Index to Notes to Financial Statements

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2021, excluding the nine months ended September 30, 2021	$4,397	$120	$256	$4,773
2022	16,852	478	467	17,797
2023	15,779	465	—	16,244
2024	14,324	379	—	14,703
2025	11,189	80	—	11,269
Thereafter	16,929	—	—	16,929
Total lease payments	$79,470	$1,522	$723	$81,715
Less: Interest(1)	8,316	124
Present value of lease liabilities	$71,154	$1,398

(1) Includes interest on operating leases of $2,788 and financing lease of $66 within the next twelve months.

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining operating lease term (years)	5.1	5.2
Weighted-average remaining finance lease term (years)	3.3	3.5
Weighted-average discount rate for operating leases	4.4%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,006	$10,584
Operating cash flows from finance leases	64	7
Financing cash flows from finance leases	226	38
Right of use assets obtained in exchange for lease liabilities
Operating leases	$6,544	$354
Finance leases	987	—

Note 8: Commitments and Contingencies

Legal Proceedings

Below is a discussion of our material, pending legal proceedings. Except as discussed below, we cannot estimate a range of reasonably possible losses given the preliminary stage of these proceedings and the claims and issues presented. In addition to the matters discussed below, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matters discussed below, we do not believe that any of our pending litigation, claims, and other proceedings are material to our business.

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

Index to Notes to Financial Statements
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

Lawsuits Alleging Misclassification—On August 28, 2019, Devin Cook, who is one of our former independent contractor licensed sales associates, whom we call associate agents, filed a complaint against us in the Superior Court of California, County of San Francisco. The plaintiff initially pled the complaint as a class action and alleged that we misclassified her as an independent contractor instead of an employee. The plaintiff also sought representative claims under California’s Private Attorney General Act ("PAGA"). On January 30, 2020, the plaintiff filed a first amended complaint dismissing her class action claim and asserting only claims under PAGA. On September 24, 2021, the court denied our motion for summary judgment to dismiss the plaintiff’s remaining claims under PAGA, holding that at this stage of the proceeding, we had not proved that we properly classified associate agents as independent contractors under California law. The plaintiff continues to seek unspecified penalties for alleged violations of PAGA.

On November 20, 2020, Jason Bell, who is one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint is pled as a class action and alleges that, (1) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (2) during the time he served as a lead agent, we misclassified him as an employee who was exempt from minimum wage and overtime laws. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, waiting time and other penalties, injunctive and other equitable relief, and plaintiff's attorneys' fees and costs. On August 12, 2021, the court granted our motion to compel arbitration on the plaintiff’s non-PAGA claims and stayed the plaintiff’s PAGA claims pending resolution of the arbitration.

On March 24, 2021, Anthony Bush, who is one of our former associate agents, filed a complaint against us in the Superior Court of California, County of Alameda. The complaint alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On September 27, 2021, the court granted our motion to stay the plaintiff’s action pending resolution of the PAGA claims brought against us by Devin Cook described above.

Index to Notes to Financial Statements
Settled Employment Claim—On April 6, 2021, two of our former employees and one of our current employees (together, the "claimants") submitted notices to the California Labor & Workforce Development Agency (the "LWDA") to notify the LWDA that they intend to seek penalties against us under PAGA for our alleged violations of provisions of the California Labor Code (the "CLC"). With respect to some or all of the claimants, these violations relate to alleged non-payment of owed wages, improper wage deductions, not providing wage statements, retaliation, failure to keep payroll records, failure to pay a minimum wage, failure to provide a written agreement regarding commission payments, and failure to reimburse business expenses. Certain of these violations are also asserted on behalf of other allegedly aggrieved employees. The claimants had also previously submitted complaints against us and two of our former employees to the California Department of Fair Employment and Housing alleging violations of provisions of the California Fair Employment and Housing Act (the "CFEHA") related to harassment, discrimination, and retaliation. On September 29, 2021, the claimants agreed to settle their claims regarding our alleged violations of the CLC and the CFEHA in exchange for a monetary payment, which was not material to our consolidated financial statements taken as a whole. We previously accrued a legal settlement expense for our initial settlement offer in the first quarter of 2021 that the claimants had rejected. We settled the claim for an amount less than the previously accrued legal expense. We also received funds from our insurance carrier for a portion of the settlement amount. The difference between our initial settlement offer and our final settlement is recorded in general and administrative on our consolidated statements of comprehensive (loss) income.

Other Commitments

Other commitments primarily relate to homes that are under contract to purchase through our properties business but that have not closed. As of September 30, 2021, the value of homes under contract that have not closed was $137,325.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		September 30, 2021			December 31, 2020
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$71,040	$(4,228)	$66,812	$1,040	$(650)	$390
Developed technology	3.3	63,480	(12,169)	51,311	2,980	(1,862)	1,118
Customer relationships	10	81,360	(4,627)	76,733	860	(538)	322
Total		$215,880	$(21,024)	$194,856	$4,880	$(3,050)	$1,830

Amortization expense amounted to $8,926 and $122 for the three months ended September 30, 2021 and 2020, respectively, and $17,974 and $366 for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of September 30, 2021:

2021, excluding the nine months ended September 30, 2021	$8,926
2022	35,705
2023	35,705
2024	20,458
2025	15,050
Thereafter	79,012
Estimated remaining amortization expense	$194,856

Index to Notes to Financial Statements
Goodwill—The following table presents the carrying amount of goodwill:

Balance as of December 31, 2020	$9,186
Goodwill resulting from acquisition	398,042
Balance as of September 30, 2021	$407,228

Note 10: Accrued Liabilities

The components of accrued liabilities were as follows:

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$68,230	$49,238
Miscellaneous accrued liabilities	20,015	9,722
Payroll tax liability deferred by the CARES Act	7,841	6,812
Customer contract liabilities	5,941	3,688
Total accrued liabilities	$102,027	$69,460

Note 11: Other Payables

Other payables consists primarily of customer deposits for cash held in escrow on behalf of real estate buyers using our title and settlement services. Since we do not have rights to the cash, the customer deposits are recorded as a liability with a corresponding asset in the same amount recorded within restricted cash.

The components of other payables were as follows:

	September 30, 2021	December 31, 2020
Customer deposits	$14,344	$11,183
Miscellaneous payables	2,422	2,001
Total other payables	$16,766	$13,184

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

As of September 30, 2021, the carrying value of our convertible preferred stock, net of issuance costs, is $39,857, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on October 1, 2021. These shares are included in basic and diluted net (loss) income per share attributable to common stock in Note 14. As of September 30, 2021, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

Index to Notes to Financial Statements
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

Note 13: Equity and Equity Compensation Plans

Common Stock—As of September 30, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2021 and December 31, 2020, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

Index to Notes to Financial Statements

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	September 30, 2021	December 31, 2020
Stock options issued and outstanding	4,374,257	5,733,738
Restricted stock units outstanding	3,452,462	4,459,743
Shares available for future equity grants	16,718,941	11,309,377
Total shares reserved for future issuance	24,545,660	21,502,858

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Shares available for issuance at beginning of period	4,039,667	3,330,271
Shares issued during the period	(135,426)	(320,609)
Total shares available for future issuance at end of period	3,904,241	3,009,662

Stock Options—Option activity for the nine months ended September 30, 2021 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	5,733,738	$7.23	4.39	$352,076
Options exercised	(1,354,078)	5.10
Options forfeited	(290)	10.80
Options expired	(5,113)	10.80
Outstanding as of September 30, 2021	4,374,257	7.88	3.92	184,685
Options exercisable as of September 30, 2021	4,224,257	7.18	3.78	181,295

Index to Notes to Financial Statements
The grant date fair value of our stock options is recorded as stock-based compensation over the stock options' vesting period.Our unvested stock options consist solely of stock options subject to performance conditions ("PSOs"), with a target of 150,000 shares and a maximum 300,000 shares, held by our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. We determined that vesting is probable and have accrued compensation expense for the PSOs. None of the options vested during the nine months ended September 30, 2021. As of September 30, 2021, we have $95 of total unrecognized compensation cost related to these PSOs. These costs are expected to be recognized over a weighted-average period of 3 months.

Restricted Stock Units—Restricted stock unit activity for the nine months ended September 30, 2021 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2021	4,459,743	$27.44
Granted	658,610	55.89
Vested(1)	(1,072,378)	22.39
Forfeited or canceled	(593,513)	26.42
Outstanding or deferred as of September 30, 2021(1)	3,452,462	34.62

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of September 30, 2021 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net (loss) income per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2021, there was $99,783 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.29 years.

As of September 30, 2021, there were 331,759 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Nine Months Ended September 30,
	2021	2020
Expense associated with the current period	$4,465	$(610)
Expense due to reassessment of achievement related to prior periods	—	484
Total expense	$4,465	$(126)

Index to Notes to Financial Statements
Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in website and software development costs, each as included in our consolidated statements of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$3,283	$2,574	$10,019	$5,981
Technology and development (1)	5,455	4,964	16,987	11,736
Marketing	537	403	1,615	1,130
General and administrative	3,835	3,407	10,817	6,917
Total stock-based compensation	$13,110	$11,348	$39,438	$25,764

(1) Net of $1,028 and $563 of stock-based compensation that was capitalized in the three months ended September 30, 2021 and 2020, respectively, and $2,745 and $1,714 for the nine months ended September 30, 2021 and 2020.

Note 14: Net (Loss) Income per Share Attributable to Common Stock

Net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted-average number of common shares outstanding. We have outstanding stock options, restricted stock units, options to purchase shares under our ESPP, convertible preferred stock, and convertible senior notes, which are considered in the calculation of diluted net (loss) income per share whenever doing so would be dilutive.

We calculate basic and diluted net (loss) income per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be participating securities. Under the two-class method, net loss attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 12.

The calculation of basic and diluted net (loss) income per share attributable to common stock was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(18,949)	$34,166	$(82,611)	$(32,562)
Dividends on convertible preferred stock	(1,662)	(1,530)	(5,875)	(2,814)
Undistributed earnings attributable to participating securities	—	(653)	—	—
Net (loss) income attributable to common stock—basic and diluted	$(20,611)	$31,983	$(88,486)	$(35,376)
Denominator:
Weighted-average shares—basic(1)	105,144,872	99,840,144	104,327,614	97,365,122
Dilutive shares from stock plans	—	7,767,567	$—	—
Weighted-average shares—diluted(1)	105,144,872	107,607,711	104,327,614	97,365,122
Net (loss) income per share:
Net (loss) income per share attributable to common stock—basic	$(0.20)	$0.32	$(0.85)	$(0.36)
Net (loss) income per share attributable to common stock—diluted	$(0.20)	$0.30	$(0.85)	$(0.36)

(1) Basic and diluted weighted-average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors.

Index to Notes to Financial Statements
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2023 notes as if converted	769,623	4,705,398	769,623	4,705,398
2025 notes as if converted	9,119,960	—	9,119,960	—
2027 notes as if converted	6,147,900	—	6,147,900	—
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding(1)	4,374,257	—	4,374,257	5,924,213
Restricted stock units outstanding(1)(2)	3,424,733	—	3,424,733	3,932,539
Employee stock purchase plan	153,208	—	153,208	130,589
Total	26,029,681	6,745,398	26,029,681	16,732,739

(1) Excludes 331,759 incremental PSUs and 150,000 incremental PSOs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 13 for additional information regarding PSUs and PSOs.
(2) Excludes 27,729 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of September 30, 2021.

Note 15: Income Taxes

During the nine months ended September 30, 2021, we recorded an income tax benefit of $5,363, resulting in an effective tax rate of 6.10%, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of RentPath and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our September 30, 2020 effective tax rate of 0% is a result of our previously recorded full valuation allowance against our deferred tax assets.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the nine months ended September 30, 2021 and 2020. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the NOLs before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that Redfin experienced an ownership change in 2006 and $1,538 of the 2006 NOL is unavailable. Furthermore, in connection with our acquisition of RentPath, RentPath experienced an ownership change that triggered Sections 382. As of September 30, 2021, RentPath completed a Section 382 limitation study and based on this analysis, we do not expect a reduction in our ability to fully utilize RentPath's pre-ownership change NOLs.

As of December 31, 2020, we had accumulated approximately $227,751 of federal net operating losses, $12,576 (tax effected) of state net operating losses, and $2,050 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025. Federal net operating loss carryforwards of $142,420 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

As of April 2, 2021, RentPath had accumulated approximately $252,792 of federal net operating losses and $142,632 of deductible but limited federal business interest expense carryforwards. Federal net operating losses are available to offset federal taxable income and begin to expire in 2021. Federal net operating loss carryforwards of $42,911 generated after 2017 are available to offset future U.S. federal taxable income over an indefinite period. Deductible but limited federal business interest expense carryforwards are available to offset future U.S. federal taxable income over an indefinite period.

Index to Notes to Financial Statements
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

	September 30, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$16,369	3.25%	$50,000	$18,277	3.25%
Texas Capital Bank, N.A.	40,000	15,674	2.98%	40,000	12,903	3.35%
Flagstar Bank, FSB	15,000	7,782	3.00%	15,000	7,849	3.00%
Total	$105,000	$39,825	—	$105,000	$39,029	—

Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on October 12, 2021 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.25%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of September 30, 2021. See Note 17 for developments subsequent to September 30, 2021 with respect to this facility.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on September 14, 2022 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.25% or (ii) 2.95%. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Borrowings under the facility with Flagstar Bank, FSB ("Flagstar") generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%. This facility does not have a stated maturity date, but Flagstar may terminate the facility upon 30 days prior notice. Redfin Mortgage would be required to pay all amounts owed to Flagstar upon the facility's termination. See Note 17 for developments subsequent to September 30, 2021 with respect to this facility.

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

	September 30, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$200,000	$199,627	3.30%	$100,000	$23,949	4.40%

Index to Notes to Financial Statements
The facility matures on July 12, 2022, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Each new borrowing under the facility on and after January 12, 2021 generally bears interest at a rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%. Outstanding borrowings originated before January 12, 2021 generally bear interest at a rate of one-month LIBOR (subject to a floor of 0.50%) plus an additional rate agreed upon between RedfinNow Borrower and Goldman Sachs.

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

As of September 30, 2021, RedfinNow Borrower had $511,569 of total assets, of which $415,610 related to inventory and $25,446 in cash and cash equivalents. As of December 31, 2020, RedfinNow Borrower had $65,191 of total assets, of which $47,620 related to inventory and $11,818 in cash and equivalents.

For the three months ended September 30, 2021 and 2020, we amortized $81 and $155 of debt issuance costs, respectively, and recognized $1,375 and $101 of interest expense, respectively. For the nine months ended September 30, 2021 and 2020, we amortized $217 and $464 of debt issuance costs, respectively, and recognized $2,328 and $432 of interest expense, respectively.

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

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended September 30, 2021.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000. Our proceeds from the issuance, after deducting the initial purchasers' discount and offering expenses payable by us, were $561,529.

The components of our convertible senior notes were as follows:

	September 30, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$269	$23,243
2025 notes	661,250	—	11,157	650,093
2027 notes	575,000	—	12,326	562,674

Index to Notes to Financial Statements

	December 31, 2020
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$25,626	$2,776	$368	$22,482
2025 notes	661,250	163,077	9,905	488,268

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2023 notes
Contractual interest expense	$103	$629	$311	$1,887
Amortization of debt discount	—	1,422	—	4,217
Amortization of debt issuance costs	41	189	151	562
Total interest expense	$144	$2,240	$462	$6,666

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	690	—	2,070	—
Total interest expense	$690	$—	$2,070	$—

2027 notes
Contractual interest expense	719	—	1,468	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	560	—	1,145	—
Total interest expense	$1,279	$—	$2,613	$—

Total
Contractual interest expense	822	629	1,779	1,887
Amortization of debt discount	—	1,422	—	4,217
Amortization of debt issuance costs	1,291	189	3,366	562
Total interest expense	$2,113	$2,240	$5,145	$6,666

Conversion of Our Convertible Senior Notes

Prior to the free conversion date, a holder of each tranche of our convertible senior notes may convert its notes in multiples of $1,000 principal amount only if one or more of the conditions described below is satisfied. On or after the free conversion date, a holder may convert its notes in such multiples without any conditions. The free conversion date is April 15, 2023 for our 2023 notes, July 15, 2025 for our 2025 notes, and January 1, 2027 for our 2027 notes.

The conditions are:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day

Index to Notes to Financial Statements
•if we call any or all of the applicable notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date; or
•upon the occurrence of specified corporate events.

With respect to our 2023 notes, the first condition described above was satisfied during the quarter ended September 30, 2021. As a result, our 2023 notes will be convertible at a holder's option during the quarter ending December 31, 2021, and have been classified as current liabilities on our consolidated balance sheet as of September 30, 2021. During the three months ended September 30, 2021, we settled conversion requests with respect to our 2023 notes with an aggregate principal amount of $226 using a combination of $234 cash and 3,164 shares.

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

Classification of Our Convertible Senior Notes

Historically, we had separated our 2023 notes and our 2025 notes into liability and equity components. With our adoption of ASU 2020-06 on January 1, 2021, using the modified retrospective approach, this accounting treatment is no longer applicable. All of our convertible senior notes are now accounted for wholly as liabilities. See Note 1 for adoption information related to the new standard. The difference between the principal amount of the notes and the net carrying amount represents the unamortized debt discount, which we record as a deduction from the debt liability in our consolidated balance sheets. This discount is amortized to interest expense using the effective interest method over the term of the notes.

See Note 4 for fair value information related to our convertible senior notes.

2027 Capped Calls—In connection with the pricing of our 2027 notes, we entered into capped call transactions with certain counterparties (the “2027 capped calls”). The 2027 capped calls have initial strike prices of $93.53 per share and initial cap prices of $138.56 per share, in each case subject to certain adjustments. Conditions that cause adjustments to the initial strike price and initial cap price of the 2027 capped calls are similar to the conditions that result in corresponding adjustments to the conversion rate for our 2027 notes. The 2027 capped calls cover, subject to anti-dilution adjustments, 6,147,900 shares of our common stock and are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2027 notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2027 capped calls are separate transactions, and not part of the terms of our 2027 notes. As these instruments meet certain accounting criteria, the 2027 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $62,647 incurred in connection with the 2027 capped calls was recorded as a reduction to additional paid-in capital.

Note 17: Subsequent Events

On October 6, 2021, we extended the maturity date of our warehouse credit facility with Western Alliance to November 12, 2021.

On November 1, 2021, we increased the borrowing capacity under our warehouse credit facility with Flagstar to $25,000.

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

	Three Months Ended
	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019
Monthly average visitors (in thousands)	49,147	48,437	46,202	44,135	49,258	42,537	35,519	30,595	35,633
Real estate services transactions
Brokerage	21,929	21,006	14,317	16,951	18,980	13,828	10,751	13,122	16,098
Partner	4,755	4,597	3,944	4,940	5,180	2,691	2,479	2,958	3,499
Total	26,684	25,603	18,261	21,891	24,160	16,519	13,230	16,080	19,597
Real estate services revenue per transaction
Brokerage	$11,107	$11,307	$10,927	$10,751	$10,241	$9,296	$9,520	$9,425	$9,075
Partner	2,990	3,195	3,084	3,123	2,988	2,417	2,535	2,369	2,295
Aggregate	9,661	9,850	9,233	9,030	8,686	8,175	8,211	8,127	7,865
Aggregate home value of real estate services transactions (in millions)	$14,926	$14,612	$9,621	$11,478	$12,207	$7,576	$6,098	$7,588	$9,157
U.S. market share by value	1.16%	1.18%	1.16%	1.04%	1.04%	0.94%	0.92%	0.95%	0.96%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	61%	64%	62%	63%	63%	63%	61%	62%	63%
Average number of lead agents	2,370	2,456	2,277	1,981	1,820	1,399	1,826	1,526	1,579
RedfinNow homes sold	388	292	171	83	37	162	171	212	168
Revenue per RedfinNow home sold (in ones)	$599,010	$570,930	$525,173	$471,551	$504,583	$444,690	$461,916	$466,939	$476,770

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

Rentals Revenue

Rentals Revenue—Rentals revenue is primarily composed of subscription-based product offerings for internet listing services, as well as lead management and digital marketing solutions.

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

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and nine months ended September 30, 2021, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 16 to our consolidated financial statements for information regarding interest on our convertible senior notes.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Revenue	$540,074	$236,916	$1,279,708	$641,576
Cost of revenue(1)	412,772	143,844	983,912	489,586
Gross profit	127,302	93,072	295,796	151,990
Operating expenses
Technology and development(1)	43,658	22,452	112,824	60,687
Marketing(1)	49,143	12,421	116,343	47,611
General and administrative(1)	54,395	21,190	151,352	68,539
Total operating expenses	147,196	56,063	380,519	176,837
Loss from operations	(19,894)	37,009	(84,723)	(24,847)
Interest income	178	319	472	1,859
Interest expense	(3,672)	(2,522)	(7,822)	(7,631)
Income tax benefit	311	—	5,363	—
Other income (expense), net	4,128	(640)	4,099	(1,943)
Net (loss) income	$(18,949)	$34,166	$(82,611)	$(32,562)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)

Cost of revenue	$3,283	$2,574	$10,019	$5,981
Technology and development	5,455	4,964	16,987	11,736
Marketing	537	403	1,615	1,130
General and administrative	3,835	3,407	10,817	6,917
Total stock-based compensation	$13,110	$11,348	$39,438	$25,764

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	76.4	60.7	76.9	76.3
Gross profit	23.6	39.3	23.1	23.7
Operating expenses
Technology and development(1)	8.1	9.5	8.8	9.5
Marketing(1)	9.1	5.2	9.1	7.4
General and administrative(1)	10.1	8.9	11.8	10.7
Total operating expenses	27.3	23.7	29.7	27.6
Loss from operations	(3.7)	15.6	(6.6)	(3.9)
Interest income	—	0.1	—	0.3
Interest expense	(0.7)	(1.1)	(0.6)	(1.2)
Income tax benefit	0.1	—	0.4	—
Other income (expense), net	0.8	(0.3)	0.3	(0.3)
Net (loss) income	(3.5)%	14.4%	(6.5)%	(5.1)%

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(as a percentage of revenue)

Cost of revenue	0.6%	1.1%	0.8%	0.9%
Technology and development	1.0	2.1	1.4	1.8
Marketing	0.1	0.2	0.1	0.2
General and administrative	0.7	1.4	0.8	1.1
Total	2.4%	4.8%	3.1%	4.0%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Real estate services revenue
Brokerage revenue	$243,575	$194,375	$49,200	25%
Partner revenue	14,220	15,478	(1,258)	(8)
Total real estate services revenue	257,795	209,853	47,942	23
Properties revenue	238,417	19,005	219,412	1,154
Rentals revenue	40,406	—	40,406	n/a
Other revenue	8,206	8,503	(297)	(3)
Intercompany elimination	(4,750)	(445)	(4,305)	967
Total revenue	$540,074	$236,916	$303,158	128
Percentage of revenue
Real estate services revenue
Brokerage	45.1%	82.1%
Partner revenue	2.6	6.5
Total real estate services revenue	47.7	88.6
Properties revenue	44.1	8.0
Rentals revenue	7.5	0.0
Other revenue	1.6	3.6
Intercompany elimination	(0.9)	(0.2)
Total revenue	100.0%	100.0%

In the three months ended September 30, 2021, revenue increased by $303.2 million, or 128%, as compared with the same period in 2020. Included in the increase was $40.4 million resulting from our acquisition of RentPath, and there were no such revenues in the three months ended September 30, 2020. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $219.4 million increase in properties revenue and a $47.9 million increase in real estate services revenue. Properties revenue increased 1,154%, primarily driven by an 949% increase in RedfinNow homes sold and a 19% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period. Brokerage revenue increased by $49.2 million, and partner revenue decreased by $1.3 million. Brokerage revenue increased 25% during the period, driven by a 16% increase in brokerage transactions and a 8% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$161,449	$117,944	$43,505	37%
Properties	238,397	20,460	217,937	1,065
Rentals	7,395	—	7,395	n/a
Other	10,281	5,885	4,396	75
Intercompany elimination	(4,750)	(445)	(4,305)	967
Total cost of revenue	$412,772	$143,844	$268,928	187

Gross profit
Real estate services	$96,346	$91,909	$4,437	5%
Properties	20	(1,455)	1,475	(101)
Rentals	33,011	—	33,011	n/a
Other	(2,075)	2,618	(4,693)	(179)
Total gross profit	$127,302	$93,072	$34,230	37

Gross margin (percentage of revenue)
Real estate services	37.4%	43.8%
Properties	0.0	(7.7)
Rentals	81.7	—
Other	(25.3)	30.8
Total gross margin	23.6	39.3

In the three months ended September 30, 2021, total cost of revenue increased by $268.9 million, or 187%, as compared with the same period in 2020. Included in the increase was $7.4 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended September 30, 2020. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) a $196.7 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes sold for more revenue per home, and (2) a $39.1 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the three months ended September 30, 2021, total gross margin decreased 1,570 basis points as compared with the same period in 2020, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services and other gross margin. This was partially offset by the increase in properties gross margin, and our acquisition of RentPath, which comprises our rentals business.

In the three months ended September 30, 2021, real estate services gross margin decreased 640 basis points as compared with the same period in 2020. This was primarily attributable to a 380 basis point increase in personnel costs and transaction bonuses and a 210 basis point increase in home-touring and field expenses, each as a percentage of revenue.

In the three months ended September 30, 2021, properties gross margin increased 770 basis points as compared with the same period in 2020. This was primarily attributable to an 840 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 140 basis point increase in home purchase and related capitalized improvements as a percentage of revenue.

In the three months ended September 30, 2021, other gross margin decreased 5,610 basis points. This was primarily attributable to a 4,550 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$43,658	$22,452	$21,206	94%
Marketing	49,143	12,421	36,722	296
General and administrative	54,395	21,190	33,205	157
Total operating expenses	$147,196	$56,063	$91,133	163
Percentage of revenue
Technology and development	8.1%	9.5%
Marketing	9.1	5.2
General and administrative	10.1	9.0
Total operating expenses	27.3%	23.7%

In the three months ended September 30, 2021, technology and development expenses increased by $21.2 million, or 94%, as compared with the same period in 2020. Included in the increase was $13.1 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $5.7 million increase in personnel costs due to increased headcount.

In the three months ended September 30, 2021, marketing expenses increased by $36.7 million, or 296%, as compared with the same period in 2020. Included in the increase was $14.1 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $21.6 million increase in marketing media costs as we expanded advertising.

In the three months ended September 30, 2021, general and administrative expenses increased by $33.2 million, or 157%, as compared with the same period in 2020. Included in the increase was $23.1 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $6.7 million increase in personnel costs due to increased headcount.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$178	$319	$(141)	(44)%
Interest expense	(3,672)	(2,522)	(1,150)	(46)
Income tax benefit	311	—	311	n/a
Other income (expense), net	4,128	(640)	4,768	745
Interest income, interest expense, income tax benefit, and other income (expense), net	$945	$(2,843)	$3,788	133
Percentage of revenue
Interest income	0.0%	0.1%
Interest expense	(0.7)	(1.1)
Income tax benefit	0.1	0.0
Other income (expense), net	0.8	(0.3)
Interest income, interest expense, income tax benefit, and other income (expense), net	0.2%	(1.2)%

In the three months ended September 30, 2021, interest income, interest expense, income tax benefit, and other income (expense), net increased by $3.8 million as compared to the same period in 2020.

Interest income decreased $0.1 million due to lower interest rates on our cash, cash equivalents, and investments.

Interest expense increased by $1.2 million due primarily to use of our secured revolving credit facility. See Note 16 to our consolidated financial statements for more information on this facility. This increase was partially offset by the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during the three months ended September 30, 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $0.3 million primarily due to a deferred tax liability created through the RentPath acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. See Note 15 to our consolidated financial statements.

Other income (expense), net increased by $4.8 million primarily due to recording the fair value of one of our investments. See Note 4 to our consolidated financial statements for more information on this recording.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Real estate services revenue
Brokerage revenue	$637,532	$425,269	$212,263	50%
Partner revenue	41,070	28,269	12,801	45
Total real estate services revenue	678,602	453,538	225,064	50
Properties revenue	503,588	170,287	333,301	196
Rentals revenue	82,954	—	82,954	n/a
Other revenue	26,084	19,999	6,085	30
Intercompany elimination	(11,520)	(2,248)	(9,272)	412
Total revenue	$1,279,708	$641,576	$638,132	99
Percentage of revenue
Real estate services revenue
Brokerage	49.8%	66.3%
Partner revenue	3.2	4.4
Total real estate services revenue	53.0	70.7
Properties revenue	39.4	26.5
Rentals revenue	6.5	—
Other revenue	2.0	3.1
Intercompany elimination	(0.9)	(0.3)
Total revenue	100.0%	100.0%

In the nine months ended September 30, 2021, revenue increased by $638.1 million, or 99%, as compared to the same period in 2020. Included in the increase was $83.0 million resulting from our acquisition of RentPath, and there were no such revenues in the nine months ended September 30, 2020. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $333.3 million increase in properties revenue, and $225.1 million increase in real estate services revenue. Properties revenue increased 196%, primarily driven by an 130% increase in RedfinNow homes sold and a 20% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period. Brokerage revenue increased by $212.3 million, and partner revenue increased by $12.8 million. Brokerage revenue increased 50% during the period, driven by a 31% increase in brokerage transactions and an 14% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$453,790	$300,305	$153,485	51%
Properties	496,948	173,107	323,841	187
Rentals	14,965	—	14,965	n/a
Other	29,729	18,422	11,307	61
Intercompany elimination	(11,520)	(2,248)	(9,272)	412
Total cost of revenue	$983,912	$489,586	$494,326	101

Gross profit
Real estate services	$224,812	$153,233	$71,579	47%
Properties	6,640	(2,820)	9,460	(335)
Rentals	67,989	—	67,989	n/a
Other	(3,645)	1,577	(5,222)	(331)
Total gross profit	$295,796	$151,990	$143,806	95

Gross margin (percentage of revenue)
Real estate services	33.1%	33.8%
Properties	1.3	(1.7)
Rentals	82.0	—
Other	(14.0)	7.9
Total gross margin	23.1	23.7

In the nine months ended September 30, 2021, total cost of revenue increased by $494.3 million, or 101%, as compared with the same period in 2020. Included in the increase was $15.0 million resulting from our acquisition of RentPath, and there were no such expenses in the nine months ended September 30, 2020. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) an $285.2 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes sold for more revenue per home, and (2) a $134.0 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the nine months ended September 30, 2021, total gross margin decreased 60 basis points as compared with the same period in 2020, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services and other gross margin. This was partially offset by the increase in properties gross margin, and our acquisition of RentPath, which comprises our rentals business.

In the nine months ended September 30, 2021, real estate services gross margin decreased 70 basis points as compared with the same period in 2020. This was primarily attributable to a 130 basis point increase in home-touring and field expenses as a percentage of revenue. This was partially offset by a 60 basis point decrease in listing expenses as a percentage of revenue.

In the nine months ended September 30, 2021, properties gross margin increased 300 basis points as compared with the same period in 2020. This was primarily attributable to a 390 basis point decrease in home purchase and related capitalized improvements as a percentage of revenue. This was partially offset by a 40 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the nine months ended September 30, 2021, other gross margin decreased 2,190 basis points. This was primarily attributable to a 2,160 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$112,824	$60,687	$52,137	86%
Marketing	116,343	47,611	68,732	144
General and administrative	151,352	68,539	82,813	121
Total operating expenses	$380,519	$176,837	$203,682	115
Percentage of revenue
Technology and development	8.8%	9.5%
Marketing	9.1	7.4
General and administrative	11.8	10.7
Total operating expenses	29.7%	27.6%

In the nine months ended September 30, 2021, technology and development expenses increased by $52.1 million, or 86%, as compared with the same period in 2020. Included in the increase was $26.1 million resulting from our acquisition of RentPath, and there were no such expenses in the nine months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to an $21.0 million increase in personnel costs due to increased headcount.

In the nine months ended September 30, 2021, marketing expenses increased by $68.7 million, or 144%, as compared with the same period in 2020. Included in the increase was $26.7 million resulting from our acquisition of RentPath, and there were no such expenses in the nine months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $37.7 million increase in marketing media costs as we expanded advertising.

In the nine months ended September 30, 2021, general and administrative expenses increased by $82.8 million, or 121%, as compared with the same period in 2020. Included in the increase was $46.1 million resulting from our acquisition of RentPath, and there were no such expenses in the nine months ended September 30, 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $21.8 million increase in personnel costs due to increased headcount, a $7.9 million increase in transaction costs from our acquisition of RentPath, and a $7.2 million increase in advertising campaign and contractor expenses for recruiting employees and independent contractors. This was partially offset by a $6.5 million decrease in restructuring expenses, as we had no such restructuring expenses in the nine months ended September 30, 2021.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$472	$1,859	$(1,387)	(75)%
Interest expense	(7,822)	(7,631)	(191)	3
Income tax benefit	5,363	—	5,363	n/a
Other income (expense), net	4,099	(1,943)	6,042	(311)
Interest income, interest expense, income tax benefit, and other income (expense), net	$2,112	$(7,715)	$9,827	(127)
Percentage of revenue
Interest income	0.0%	0.3%
Interest expense	(0.6)	(1.2)
Income tax benefit	0.4	—
Other income (expense), net	0.3	(0.3)
Interest income, interest expense, income tax benefit, and other income (expense), net	0.2%	(1.2)%

In the nine months ended September 30, 2021, interest income, interest expense, income tax benefit, and other income (expense), net increased by $9.8 million as compared to the same period in 2020.

Interest income decreased $1.4 million due to lower interest rates on our cash, cash equivalents, and investments.

Interest expense decreased by $0.2 million due primarily to the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during the nine months ended September 30, 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $5.4 million primarily due to a deferred tax liability created through the RentPath acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. See Note 15 to our consolidated financial statements.

Other income (expense), net increased by $6.0 million primarily due to (1) recording the fair value of one of our investments during the nine months ended September 30, 2021, where we did not have this recording during the nine months ended September 30, 2020, and (2) writing down the fair value of another of our investments during the nine months ended September 30, 2020, where we did not have this write down during the nine months ended September 30, 2021. See Note 4 to our consolidated financial statements for more information on our fair value recording.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $562.7 million and investments of $82.1 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

Also as of September 30, 2021, we had $1,259.8 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 16 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

Also as of September 30, 2021, we had 40,000 shares of convertible preferred stock outstanding. See Note 12 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

With respect to the cash outlay for our properties business, for the quarter ended September 30, 2021, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 8 to our consolidated financial statements for more information on home purchase commitments related to our properties business. See Note 16 to our consolidated financial statements for more information regarding the secured revolving credit facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)

Net cash (used in) provided by operating activities	$(414,121)	$51,535
Net cash used in investing activities	(562,862)	(56,154)
Net cash provided by financing activities	668,412	145,153

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

Net cash used in operating activities was $414.1 million for the nine months ended September 30, 2021, primarily attributable to a net loss of $82.6 million, offset by $80.3 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $411.8 million. The primary source of cash related to changes in our assets and liabilities was a $23.6 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses. The primary use of cash related to changes in our assets and liabilities was a $386.0 million increase in inventory related to our properties business. The increase in inventory is largely due to our properties business's expansion and greater customer awareness of that business.

Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2020, primarily attributable to a net loss of $32.6 million, offset by changes in assets and liabilities of $36.2 million and $47.9 million of non-cash items related to stock based compensation, depreciation and amortization, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, impairment charge on our equity investment, and other non-cash items. Changes in assets and liabilities increased cash provided by operating activities driven primarily by a reduction in inventory of $49.6 million, a $27.9 million increase in accrued liabilities, primarily related to timing of payments, and a $7.1 million decrease in prepaid expenses. This was partially offset by an increase of $21.9 million in accounts receivable primarily related to higher revenue, and $19.5 million in net loans held for sale related to our mortgage business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $562.9 million for the nine months ended September 30, 2021, primarily attributable to cash paid for our acquisition of RentPath of $608.0 million, $65.7 million in net investments in U.S. government securities, and $10.4 million of capitalized software development expenses.

Net cash used in investing activities was $56.2 million for the nine months ended September 30, 2020, We had $135.1 million of purchases of investments that was partially offset by $89.4 million of maturities and sales of investments of similar type investments. In addition, we had $6.6 million of capitalized software development expenses.

Net Cash Provided By Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018, our common stock and convertible preferred stock in April 2020, our 2025 notes in October 2020, and our 2027 notes in March 2021, and (iii) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and our secured revolving credit facility.

Net cash provided by financing activities was $668.4 million for the nine months ended September 30, 2021, attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $175.7 million increase in net borrowings under our secured revolving credit facility.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, property revenue, rentals revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies to be those related to commissions and fees charged on brokerage transactions closed by our lead agents, and from the sale of homes. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

Properties revenue is earned when we sell homes that were previously bought directly from homeowners. Our contracts with customers contain a single performance obligation that is satisfied upon a transaction closing. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

Rentals revenue is primarily recognized on a straight-line basis over the term of the contract, which is generally less than one year. Revenue is presented net of sales allowances, which are not material.

We have utilized the practical expedient in ASC 606, Revenue from Contracts with Customers, and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.

See Note 1 to our consolidated financial statements for further discussion of our revenue recognition policy.

Acquired Intangible Assets and Goodwill

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we qualitatively determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional impairment steps are necessary.

See Note 2 to our consolidated financial statements for a summary of our preliminary valuation of the RentPath intangible assets, along with their estimated useful lives.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no material adjustments were required to our home inventory during the three months ended September 30, 2021, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 5 to our consolidated financial statements for a summary of our inventory categories and any write-downs.

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

As of September 30, 2021, we had cash and cash equivalents of $562.7 million and investments of $82.1 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the fourth quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 16 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the fourth quarter of 2021, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See "Legal Proceedings" under Note 8 to our consolidated financial statements for a discussion of our material, pending legal proceedings.

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

Our success depends largely on the health of the U.S. residential real estate industry. This industry, in turn, is affected by changes in general economic conditions, which are beyond our control. Any of the following factors could reduce the volume of residential real estate transactions, cause a decline in the prices at which homes are bought and sold, or otherwise adversely affect the industry and harm our business:
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

For the quarter ended September 30, 2021, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

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

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent there is a net migration to cities outside of these markets due to lower home prices, climate change, COVID-19, or other factors, and this migration continues to take place over the long-term, the relative percentage of residential housing transactions may shift away from the top markets where we have historically generated most of our revenue. Our inability to effectively adapt to any shift, including failing to increase revenue from other markets, could adversely affect our financial performance and market share.

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

Additionally, our marketing efforts may fail to attract the desired number of customers for a variety of reasons, including the possibility that the creative treatment for our advertisements may be ineffective or new third-party email delivery policies may make it more difficult for us to execute targeted email campaigns.

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

RedfinNow uses automated valuations and forecasts in concert with employees with real estate knowledge to assess what a home is worth and how much to pay for its purchase. This assessment includes estimates on time of possession, market conditions and proceeds on resale, renovation costs, and holding costs. The assessment may not be accurate, and RedfinNow may pay too much for the home to realize our desired investment return. Additionally, following its acquisition of a home, RedfinNow may need to decrease its anticipated resale price for the home if it discovers a defect in the home that was unknown at the time of acquisition. This adjustment to the price may also affect our investment return on the home.

Homes that RedfinNow owns may also quickly lose value or become more difficult to sell for an acceptable price due to changing market conditions, natural disasters, or other forces outside of our control. RedfinNow's geographic concentration in fourteen states particularly exposes it to the factors affecting home resale value in those states that may not apply to the United States generally. As a result, we may be required to significantly write down the inventory value of homes and, to the extent we are able to resell homes at all, resell them at a price that is substantially less than our costs of acquiring and renovating the homes.

Our inability, or our third-party contractors and subcontractors' inability, to renovate and repair homes on a timely and cost efficient basis could adversely affect our holding period and investment return for homes.

Upon purchasing a home, RedfinNow frequently needs to renovate or repair parts of the home prior to listing it for resale. RedfinNow relies, in part, on third-party contractors and sub-contractors to make these renovations and repairs. We and our contractors and sub-contractors may be unable to complete renovations and repairs in a timely and cost efficient manner due to labor and supply shortages, cost increases, or other factors outside our control. Additionally, our contractors and sub-contractors may not be able to complete renovations or repairs within RedfinNow's proposed budget. Furthermore, if the quality of a third-party provider's work does not meet RedfinNow's expectations, then RedfinNow may need to complete the work itself or engage another third-party contractor or subcontractor, which may also adversely affect its timeline or budget for completing renovations or repairs.

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

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Such investigations, actions, and claims include, but are not limited to, matters relating to employment law (including misclassification), intellectual property, privacy and consumer protection, website accessibility, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, commercial or contractual disputes, and exposure to COVID-19. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. See Note 8 to our consolidated financial statements for a discussion of pending third-party claims that we believe may be material to us.

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

In August 2019, Devin Cook, who is one of our former associate agents, filed a complaint against us in a California state court, alleging that we misclassified her as an independent contractor instead of an employee. In September 2021, the California court denied our motion for summary judgment to dismiss her claims. To the extent this California court or other courts (including state and federal courts in California where we face similar, pending claims) ultimately decide against us on the issue of employee / independent contractor classification for our associate agents, we may be required to pay significant damages and adopt certain changes in our business practices. These changes may be costly and time-consuming to implement, entitle our associate agents to the benefit of wage and hour laws, and result in employment and withholding tax and benefit liabilities, and cause associate agents to opt out of our platform given the loss of flexibility under an employment model.

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

If Redfin Mortgage were unable to secure sufficient borrowing capacity or if a lender decides to not extend a loan (or in the case of the Flagstar facility, demand repayment of a loan) even when Redfin Mortgage is in compliance with the facility's terms, then Redfin Mortgage may need to rely on our cash on hand to originate mortgage loans. If this cash were unavailable, then Redfin Mortgage may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

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

Redfin Corporation
(Registrant)

November 4, 2021	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 4, 2021	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)