Form 10-K
period 2021-12-31
Redfin Corp
filed 2022-02-17
CIK 1382821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $6,440,535,375.

The registrant had 106,396,652 shares of common stock outstanding as of February 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2022 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2021

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

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on. Beginning in April 2021, we also offer digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Representing Customers

Our brokerage efficiency results in savings that we share with our customers. We charge most home sellers a commission of 1% to 1.5%, compared to the 2.5% to 3% typically charged by traditional brokerages. Additionally, we refund homebuyers a portion of the commission we earn; the average refund per transaction was over $1,900 in 2021.

The results of our customer-first approach are clear. We:
•helped customers buy or sell more than 400,000 homes worth more than $200 billion through 2021;
•saved customers more than $1 billion, when compared to a 2.5% commission, since our launch in 2006;
•drew more than 47 million monthly average visitors to our website and mobile application in 2021, 10% more compared to 2020;
•had customers buy and sell the same home with us at a 53% higher rate than competing brokerages;
•sold Redfin-listed homes for nearly $1,650 more on average than competing brokerages’ similar listings in 2021, according to a study we commissioned; and
•had listings on the market for an average of less than 24 days in 2021 compared to the industry average of more than 28 days, according to a study we commissioned; and, according to the same study, approximately 88% of Redfin listings sold within 90 days versus the industry average of approximately 86%.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 10,700 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

Complete Customer Solution

Our long-term goal is to combine brokerage, rentals, mortgage, title services, and instant offers to directly purchase a consumer's home into one solution, sharing information, coordinating deadlines, and streamlining processes so that a consumer's move is easier and often less costly. As we integrate these services more closely over time, we believe we can help consumers move much more efficiently than a combination of stand-alone companies ever could.

Redfin Mortgage underwrites mortgage loans and, after originating each loan, Redfin Mortgage sells the loans to third-party mortgage investors. Redfin Mortgage does not intend to retain or service mortgage loans. Redfin Mortgage has officially launched in 64 markets across 23 states and the District of Columbia. These markets accounted for 86% of our brokerage's buy-side transactions in 2021. In January 2022, we entered into an agreement to acquire Bay Equity Home Loans, which is a full-service mortgage lender licensed in 42 states. We expect to consummate this acquisition during the second quarter of 2022.

Title Forward offers title and settlement services. Title Forward has officially launched in 27 markets across 13 states and the District of Columbia. These markets accounted for 58% of our brokerage's transactions in 2021.

RedfinNow buys homes directly from homeowners and resells them to homebuyers. Customers who sell through RedfinNow typically get less money for their home than they would listing their home with a real estate agent. However, they get that money faster with less risk and disruption. RedfinNow has officially launched in 30 markets across 15 states and the District of Columbia. These markets accounted for 85% of our brokerage's sell-side transactions in 2021.

RentPath offers an end-to-end digital marketing platform that connects consumers with available apartments and houses for rent across all 50 states and the District of Columbia.

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

Redfin Mortgage competes with numerous national and local multi-product banks as well as focused mortgage originators. We compete primarily on service, product selection, interest rates, and origination fees.

Title Forward competes with numerous national and local companies that typically focus solely on these services. We compete primarily on timeliness of service and fees.

RedfinNow competes with real estate companies whose primary service is buying and selling homes, and home rental companies that purchase homes and then rent them. We also compete with divisions of several residential real estate companies. We compete primarily on the prices we offer customers to buy their homes.

RentPath competes with companies that provide an online marketplace for residential rental listings and related digital marketing solutions. We compete primarily on the scope and quality of listings we offer on our digital platforms, our value-added digital marketing solutions, traffic generated through our websites and mobile applications, and the breadth of our broader marketing services.

Seasonality

For the impact of seasonality on our business, see "Quarterly Results of Operations and Key Business Metrics" under Item 7.

Our Lead Agents

Our goal is to be the best employer in real estate. At the heart of this goal is an investment in the real estate agents who directly help our customers buy and sell homes. We refer to these agents as our lead agents. Unlike traditional real estate brokerages, where agents work as independent contractors, we employ our lead agents and pay them a salary, offer them an opportunity to earn additional cash and equity compensation, and provide them with health insurance and other benefits. As a result, our lead agents in 2021 earned a median income that was more than two and one-half times as much as agents at competing brokerages. Also in 2021, our lead agents were, on average, more than two and one-half times more productive than agents at competing brokerages. Our investment in our lead agents has resulted in a significant competitive advantage in agent retention, as our lead agents were 17% more likely to stay with us from 2020 to 2021 than agents at competing brokerages. Our ability to attract, develop, and retain lead agents is critical to our success.

As of December 31, 2021, we had 6,485 employees. For 2021, our average number of lead agents was 2,396. See "Key Business Metrics-Average Number of Lead Agents" under Item 7.

Our Executive Officers

Below is information regarding our executive officers. Each executive officer holds office until his or her successor is duly elected and qualified or until the officer’s earlier resignation, disqualification, or removal.

•Glenn Kelman, age 51, has served as our chief executive officer since September 2005 and one of our directors since March 2006.
•Bridget Frey, age 44, has been employed by us since June 2011 and has served as our chief technology officer since February 2015.
•Anthony Kappus, age 41, has been employed by us since March 2014 and has served as our chief legal officer since May 2021. Mr. Kappus previously served as our senior vice president - legal affairs from August 2018 to May 2021 and vice president - legal from September 2014 to August 2018.
•Scott Nagel, age 56, has been employed by us since July 2007 and has served as our president of strategic initiatives since April 2021. Mr. Nagel previously served as our president of real estate operations from May 2013 to April 2021.
•Chris Nielsen, age 55, has served as our chief financial officer since June 2013.
•Christian Taubman, age 43, has served as our chief growth officer since April 2021. Mr. Taubman previously served as our chief product officer from October 2019 to April 2021. Prior to joining Redfin, Mr. Taubman served in several different roles with Amazon (a technology company) from April 2011 to October 2019. As Director - Smart Home Verticals from December 2017 to October 2019, Mr. Taubman led employees in product management, software engineering, and program management, with the mission of helping customers to connect more smart devices to Amazon's Alexa virtual assistant. As Senior Manager - International Retail Expansion from May 2016 to December 2017, Mr. Taubman led an initiative to create a faster retail international expansion model. As Senior Manager - Prime Delivery from April 2011 to May 2016, Mr. Taubman helped launch Amazon's Prime free same-day delivery benefit in the United States, United Kingdom, and Germany.
•Adam Wiener, age 43, has been employed by us since October 2007 and has served as our president of real estate operations since April 2021. Mr. Wiener previously served as our chief growth officer from July 2015 to April 2021.

Our Regulatory Environment

The residential real estate industry is heavily regulated by federal, state, and local governments in the United States. Because of our complete customer solution approach of combining brokerage, rentals, mortgage, title services, and instant offers, a customer may be able to receive more than one real estate-related service from us. Accordingly, some government regulations affect more than one of our operating segments and may impact our ability to offer multiple services to the same customer.

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
•low home inventory levels, which may result from zoning regulations, higher construction costs, and housing market uncertainty that discourages some home sellers, among other factors;
•lack of affordably priced homes, which may result from home prices growing faster than wages, among other factors;
•volatility and general declines in the stock market or lower yields on individuals' investment portfolios;
•increased expenses associated with home ownership, including rising insurance costs that may result from more frequent and severe natural disasters and inclement weather;;
•newly enacted and potential federal, state, and local legislative actions, as well as new judicial decisions, that would affect the residential real estate industry generally or in our top-10 markets, including (i) actions or decisions that would increase the tax liability arising from buying, selling, or owning real estate, (ii) actions or decisions that would change the way real estate brokerage commissions are negotiated, calculated, or paid, and (iii) actions or decisions that would discourage individuals from owning, or obtaining a mortgage on, more than one home, and (iv) potential reform relating to Fannie Mae, Freddie Mac, and other government sponsored entities that provide liquidity to the mortgage market;
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

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects many of the ways that we generate revenue, including our number of real estate services transactions, RedfinNow's ability to sell homes that it owns, the number of loans our mortgage business originates and resells, and the number of deals our title and settlement business closes. COVID-19 has affected, and may continue to affect, residential real estate transaction volume.

We believe that COVID-19's impact on our residential real estate transaction volume depends largely on the existence and prevalence of the two factors described below. If one or both of these factors exists to a large extent in the markets in which we operate, our residential real estate transaction volume may significantly decline.
•Prohibitions or limitations on in-person activities associated with residential real estate transactions, whether imposed (i) by a city, county, or state government through shelter-in-place, stay-at-home, or similar isolation orders or otherwise or (ii) by us to protect the health of our customers, agents, and communities.
•Lack of consumer desire for in-person interactions and physical home tours that have historically been important aspects of the home buying and home selling process.

Our real estate services segment, which is our largest segment by gross profit, is concentrated in certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the year ended December 31, 2021, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

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

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue and gross margin are generally higher in these markets than in our smaller markets. To the extent there is a long-term net migration to cities outside of these markets, the relative percentage of residential housing transactions may shift away from the top markets where we have historically generated most of our revenue. Our inability to adapt to any shift, including failing to increase revenue from other markets, could adversely affect our financial performance and market share.

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

Our website and mobile application are our primary channels for meeting new customers. Accordingly, our success depends on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile application from mobile application stores. We also rely on marketing methods such as targeted email campaigns, paid search advertising, social media marketing, and traditional media, including TV, radio, and billboards.

The number of visitors to our website and downloads of our mobile application depend in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings, which may have the effect of promoting their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple App Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

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

As a result of our business model of employing our lead agents, our lead agents generally earn less on a per transaction basis than traditional agents who work as independent contractors at traditional brokerages. Because our model is uncommon in our industry, agents considering working for us may not understand our compensation model or may not perceive it to be more attractive than the independent contractor, commission-driven compensation model used by most traditional brokerages. Additionally, due to the costs of employing our lead agents, lead agent turnover may be more costly to us than to traditional brokerages. If we are unable to attract, retain, effectively train, motivate, and utilize lead agents, we will be unable to offset the costs of employing them and grow our business. We may also be required to change our compensation model, which could significantly increase our lead agent compensation or other costs.

Also as a result of employing our lead agents, we incur costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. Because of this, we have significant costs that, in the event of downturns in demand in the markets we serve, may result in us being unable to adjust as rapidly as some of our competitors. In turn, such downturns may impact us more than our competitors.

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

If we do not comply with the rules, terms of service, and policies of REALTOR® associations and MLSs, our access to and use of listings data may be restricted or terminated.

We must comply with the rules, terms of service, and policies of REALTOR® associations and MLSs to access and use MLSs' listings data. We belong to numerous REALTOR® associations and MLSs, and each has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used and how listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other REALTOR® associations and MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between rules of REALTOR® associations and MLSs. Complying with the rules of each REALTOR® associations andMLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. If we are deemed to be noncompliant with a REALTOR® association or MLS’s rules, we may face disciplinary sanctions in that association or MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.

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

Homes that RedfinNow owns may also quickly lose value or become more difficult to sell for an acceptable price due to changing market conditions, natural disasters, or other forces outside of our control. RedfinNow's geographic concentration in fifteen states and the District of Columbia particularly exposes it to the factors affecting home resale value in those states that may not apply to the United States generally. As a result, we may be required to significantly write down the inventory value of homes and, to the extent we are able to resell homes at all, resell them at a price that is substantially less than our costs of acquiring and renovating the homes.

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

•its failure to offer an attractive return on investment to advertisers; and
•the inability of property managers to evict tenants for delinquent rent payments.

RentPath does not have long-term contracts with many of its advertisers, and these advertisers may choose to end their relationships with RentPath with little or no advance notice. As RentPath's existing subscriptions for advertising terminate, it may not be successful in securing new subscriptions.

We may not realize the anticipated benefits from, and may incur substantial costs related to, our acquisition of RentPath and our pending acquisition of Bay Equity.

We acquired RentPath on April 2, 2021, and we entered into an agreement to acquire Bay Equity on January 10, 2022. The anticipated benefits of each acquisition may not come to fruition. We may also be required to record impairment charges associated with each acquisition. Furthermore, integrating RentPath and Bay Equity will be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction.

Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.

Cybersecurity incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property and that of our customers and employees, including personally identifiable information. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that are critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers and employees) and the disruption of business operations. Any real or perceived compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.

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

In August 2019, Devin Cook, who is one of our former associate agents, filed a complaint against us in a California state court, alleging that we misclassified her as an independent contractor instead of an employee. In September 2021, the California court denied our motion for summary judgment to dismiss her claims. To the extent this California court or other courts (including state and federal courts in California where we face similar, pending claims) ultimately decide against us on the issue of employee / independent contractor classification for our associate agents, we may be required to pay significant damages and adopt certain changes in our business practices. These changes may be costly and time-consuming to implement, entitle our associate agents to the benefit of wage and hour laws, result in employment and withholding tax and benefit liabilities, and cause associate agents to opt out of our platform given the loss of flexibility under an employment model.

Risks Related to Our Indebtedness

We may not have sufficient cash flow to make the payments required by our convertible senior notes, and a failure to make payments when due may result in the entire principal amount of the convertible senior notes becoming due prior to the notes' maturity, which may result in our bankruptcy.

We are required to pay interest on our 2023 notes and 2027 notes on a semi-annual basis. In addition, holders of our convertible senior notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. Furthermore, holders of our notes have the right to convert their notes upon any of the conditions described below:
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

If any of these conversion features under a tranche of our notes are triggered, then holders of such notes will be entitled to convert the notes at any time during specified periods at their option. Upon conversion, we will be required to make cash payments in respect of the notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). One of the conditional conversion features of our 2023 notes has been triggered and such notes are convertible through at least March 31, 2022.

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

Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to our 2023 notes, the remaining $23,512,000 aggregate principal amount, (ii) with respect to our 2025 notes, the entire $661,250,000 aggregate principal amount, and (iii) with respect to our 2027 notes, the entire $575,000 aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date. Any such acceleration of the principal amount could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of holders of our common stock.

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

The indentures governing our convertible senior notes and our warehouse credit facilities contain cross-acceleration provisions while our secured revolving credit facility contains a cross-default provision. These provisions could have the effect of creating an event of default under an agreement for our indebtedness, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under another agreement for our indebtedness. Accordingly, all or a significant portion of our outstanding indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing our indebtedness.

The transition from the London inter-bank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under our secured revolving credit facility may impact our borrowing costs, and the upcoming discontinuance of one-month LIBOR may result in interest payments under certain of our warehouse credit facilities being calculated using another reference rate.

Beginning on January 1, 2022, our secured revolving credit facility with Goldman Sachs calculates the interest rate for borrowings under that facility using compounded SOFR, including a SOFR spread adjustment, in place of the prior LIBOR-based index. Compounded SOFR and the spread adjustment could result in higher interest payments by us and might not otherwise correlate over time with the payments that would have been made on borrowings under the prior LIBOR standard.

The administrator of LIBOR has announced that it will cease publishing one-month LIBOR rates after June 30, 2023. Certain of our warehouse credit facilities reference one-month LIBOR to determine the interest rate for our borrowings under the facilities. Although the Alternative Reference Rates Committee has endorsed SOFR as its preferred replacement for LIBOR, the market transition away from LIBOR towards SOFR may be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs or uncertainty under certain of our warehouse credit facilities.

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

Dividends accrue on each $1,000 of our outstanding convertible preferred stock at a rate of 5.5% per year and are payable quarterly. Assuming we satisfy the "equity conditions" (as defined in the certificate of designation governing our preferred stock), we will pay dividends in shares of our common stock. These conditions principally include (i) we have ensured the liquidity and transferability of our common stock held by the preferred stockholders, (ii) we have issued common stock and paid cash to the preferred stockholders, as required by the certificate of designation, (iii) we are not in bankruptcy or have had a bankruptcy proceeding instituted against us, and (iv) we have not breached an agreement that governs the preferred stockholders' rights with respect to the preferred stock and such breach materially and adversely impacts our business or a preferred stockholder's economic benefits under the agreement. However, if we fail to satisfy these "equity conditions," then we must pay cash dividends in amount equal to (i) the number of shares of our common stock that we would have issued as dividends, assuming we satisfied the conditions, multiplied by (ii) the volume-weighted-average closing price of our common stock for the ten trading days preceding the date the dividends are payable.

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

As of February 10, 2022, we had 213 holders of record of our common stock.

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

Stock Performance Graph

The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the S&P 500 Index and the RDG Composite Index. The period shown commences on July 28, 2017, which was our common stock's first day of trading after our initial public offering ("IPO"), and ends on December 31, 2021.

Unregistered Sales of Securities

During the period covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

During the quarter ended December 31, 2021, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6. [Reserved]

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

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services; we also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on. Beginning in April 2021, we also offer digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
Monthly average visitors (in thousands)	47,113	42,862	33,473
Real estate services transactions
Brokerage	76,680	60,510	53,235
Partner	17,899	15,290	11,939
Total	94,579	75,800	65,174
Real estate services revenue per transaction
Brokerage	$11,076	$10,040	$9,326
Partner	3,020	2,858	2,267
Aggregate	9,551	8,591	8,033
Aggregate home value of real estate services transactions (in millions)	$52,503	$37,359	$30,532
U.S. market share by value	1.17%	1.00%	0.93%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	62%	63%	63%
Average number of lead agents	2,396	1,757	1,553
RedfinNow Homes Sold	1,451	453	503
Revenue per RedfinNow Home Sold	$594,268	$462,883	$478,146

Monthly Average Visitors

The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet customers. The number of visitors is influenced by, among other things, market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, seasonality, and how our website appears in search results. We believe we can continue to increase visitors, which helps our growth.

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

From 2020 to 2021, the percentage of brokerage transactions from home sellers was essentially unchanged at approximately 44%.

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

We calculate our market share by aggregating the home value of brokerage and partner real estate services transactions. Then, in order to account for both the sell- and buy-side components of each transaction, we divide that value by two-times the aggregate value of U.S. home sales. We calculate the aggregate value of U.S. home sales by multiplying the total number of U.S. existing home sales by the mean sale price of these homes, each as reported by the National Association of REALTORS® ("NAR"). NAR data for the most recent period is preliminary and may subsequently be updated by NAR.

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

RedfinNow Homes Sold

The number of homes sold by RedfinNow is an indicator for investors to understand the underlying transaction volume growth of our RedfinNow business. This number is influenced by, among other things, the level and quality of our homes available for sale inventory and market conditions that affect home sales, such as local inventory levels and mortgage interest rates.

Revenue per RedfinNow Home Sold

Revenue per RedfinNow home sold, together with the number of RedfinNow homes sold, is a factor in evaluating revenue growth. Changes in revenue per RedfinNow home sold can be affected by, among other things, the geographic mix of home sales, the types and sizes of homes that it had previously purchased, pricing of homes listed for sale, and changes in the value of homes in the markets it serves. For any period, we calculate revenue per RedfinNow home sold by dividing revenue from sales of homes by RedfinNow by the number of homes sold by RedfinNow during that period.

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

Mortgage Revenue

Mortgage Revenue—Mortgage revenue includes fees earned from mortgage origination services.

Other Revenue

Other Revenue—Other services revenue includes fees earned from title settlement services, Walk Score data services, and advertising. Substantially all fees and revenue from other services are recognized when the service is provided.

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

Operating Expenses

Technology and Development

Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of capitalized internal-use software and website and mobile application development costs as well as amortization of acquired intangible assets. We expense research and development costs as incurred and record them in technology and development expenses.

Marketing

Marketing expenses consist primarily of media costs for online and offline advertising, as well as personnel costs (including base pay, benefits, and stock-based compensation).

General and Administrative

General and administrative expenses consist primarily of personnel costs (including base pay, benefits, and stock-based compensation), facilities costs and related expenses for our executive, finance, human resources, and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally comprised of external legal, audit, and tax services. For our rentals business, personnel costs include employees in the sales department. These employees are responsible for attracting potential rental properties and agreeing to contract terms, but they are not responsible for delivering a service to the rental property.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments.

Interest Expense

Interest expense consists primarily of interest payable on our convertible senior notes and the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. See Note 15 to our consolidated financial statements for information regarding interest for the facility.

Income Tax Benefit

Income tax benefit primarily relates to the partial release of our valuation allowance as a result of the intangible assets we acquired in connection with acquiring RentPath.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue	$1,922,765	$886,093	$779,796
Cost of revenue(1)	1,518,945	653,983	635,693
Gross profit	403,820	232,110	144,103
Operating expenses:
Technology and development(1)	156,718	84,297	69,765
Marketing(1)	138,740	54,881	76,710
General and administrative(1)	218,315	92,140	76,874
Total operating expenses	513,773	231,318	223,349
(Loss) income from operations	(109,953)	792	(79,246)
Interest income	635	2,074	7,146
Interest expense	(11,762)	(19,495)	(8,928)
Income tax benefit	6,107	—	—
Other income (expense), net	5,360	(1,898)	223
Net loss	$(109,613)	$(18,527)	$(80,805)

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$13,614	$8,844	$6,087
Technology and development	23,275	16,564	12,362
Marketing	2,350	1,569	1,418
General and administrative	15,483	9,996	7,947
Total	$54,722	$36,973	$27,814

	Year Ended December 31,
	2021	2020	2019

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	79.0	73.8	81.5
Gross profit	21.0	26.2	18.5
Operating expenses:
Technology and development(1)	8.2	9.5	8.9
Marketing(1)	7.2	6.2	9.8
General and administrative(1)	11.4	10.4	9.9
Total operating expenses	26.8	26.1	28.6
(Loss) income from operations	(5.8)	0.1	(10.1)
Interest income	0.0	0.2	0.9
Interest expense	(0.6)	(2.2)	(1.1)
Income tax benefit	0.3	—	—
Other income (expense), net	0.3	(0.2)	0.0
Net loss	(5.8)%	(2.1)%	(10.3)%

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019

	(as a percentage of revenue)
Cost of revenue	0.7%	1.0%	0.8%
Technology and development	1.2	1.9	1.6
Marketing	0.1	0.2	0.2
General and administrative	0.8	1.1	1.0
Total	2.8%	4.2%	3.6%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$849,288	$607,513	$241,775	40%
Partner	54,046	43,695	10,351	24
Total real estate services	903,334	651,208	252,126	39
Properties	880,653	209,686	670,967	320
Rentals	121,877	—	121,877	n/a
Mortgage	19,818	15,835	3,983	25
Other	13,609	12,377	1,232	10
Intercompany elimination	(16,526)	(3,013)	(13,513)	448
Total revenue	$1,922,765	$886,093	$1,036,672	117
Percentage of revenue
Real estate services
Brokerage	44.2%	68.6%
Partner	2.8	4.9
Total real estate services	47.0	73.5
Properties	45.8	23.7
Rentals	6.3	n/a
Mortgage	1.0	1.8
Other	0.8	1.4
Intercompany elimination	(0.9)	(0.4)
Total revenue	100.0%	100.0%

In 2021, revenue increased by $1,036.7 million, or 117%, as compared with 2020. Included in the increase was $121.9 million resulting from our acquisition of RentPath, where there were no such revenues in 2020. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $671.0 million increase in properties revenue and a $252.1 million increase in real estate services revenue. Properties revenue increased 320%, primarily driven by a 220% increase in RedfinNow homes sold and a 28% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period. Brokerage revenue increased by $241.8 million and partner revenue increased by $10.4 million. Brokerage revenue increased 40% during the period, driven by a 27% increase in brokerage transactions and a 10% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$603,320	$417,140	$186,180	45%
Properties	870,052	214,382	655,670	306
Rentals	21,739	—	21,739	n/a
Mortgage	26,096	15,627	10,469	67
Other	14,264	9,847	4,417	45
Intercompany elimination	(16,526)	(3,013)	(13,513)	448
Total cost of revenue	$1,518,945	$653,983	$864,962	132

Gross profit
Real estate services	$300,014	$234,068	$65,946	28%
Properties	10,601	(4,696)	15,297	(326)
Rentals	100,138	—	100,138	n/a
Mortgage	(6,278)	208	(6,486)	(3,118)
Other	(655)	2,530	(3,185)	(126)
Total gross profit	$403,820	$232,110	$171,710	74

Gross margin (percentage of revenue)
Real estate services	33.2%	35.9%
Properties	1.2	(2.2)
Rentals	82.2	n/a
Mortgage	(31.7)	1.3
Other	(4.8)	20.4
Total gross margin	21.0	26.2

In 2021, total cost of revenue increased by $865.0 million, or 132%, as compared with 2020. Included in the increase was $21.7 million resulting from our acquisition of RentPath, and there were no such expenses in 2020. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) a $590.6 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes having been sold, and (2) a $168.7 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

Total gross margin decreased 520 basis points as compared with 2020, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services, mortgage, and other gross margin. This was partially offset by the increase in properties gross margin, and our acquisition of RentPath, which comprises our rentals business.

In 2021, real estate services gross margin decreased 270 basis points as compared with 2020. This was primarily attributable to a 230 basis point increase in personnel costs and transaction bonuses and a 140 basis point increase in home-touring and field expenses, each as a percentage of revenue. This was partially offset by a 50 basis point decrease in listing expenses, and a 40 basis point reduction in occupancy and office expenses, each as a percentage of revenue.

In 2021, properties gross margin increased 340 basis points as compared with 2020. This was primarily attributable to a 210 basis point decrease in home purchase costs and related capitalized improvements, and a 120 basis point decrease in personnel costs and transaction bonuses, each as a percentage of revenue.

In 2021, mortgage gross margin decreased by 3,300 basis points. This was primarily attributable to a 2,690 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In 2021, other gross margin decreased by 2,520 basis points. This was primarily attributable to a 2,620 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$156,718	$84,297	$72,421	86%
Marketing	138,740	54,881	83,859	153
General and administrative	218,315	92,140	126,175	137
Total operating expenses	$513,773	$231,318	$282,455	122
Percentage of revenue
Technology and development	8.2%	9.5%
Marketing	7.2	6.2
General and administrative	11.4	10.4
Total operating expenses	26.8%	26.1%

In 2021, technology and development expenses increased by $72.4 million, or 86%, as compared with 2020. Included in the increase was $39.0 million resulting from our acquisition of RentPath, and there were no such expenses in 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $26.4 million increase in personnel costs due to increased headcount.

In 2021, marketing expenses increased by $83.9 million, or 153%, as compared with 2020. Included in the increase was $36.1 million resulting from our acquisition of RentPath, and there were no such expenses in 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $43.0 million increase in marketing media costs as we expanded advertising.

In 2021, general and administrative expenses increased by $126.2 million, or 137%, as compared with 2020. Included in the increase was $71.5 million resulting from our acquisition of RentPath, and there were no such expenses in 2020. Excluding these expenses from RentPath, the increase was primarily attributable to a $30.0 million increase in personnel costs due to increased headcount, an $8.9 million increase in transaction costs from our acquisition of RentPath and our proposed acquisition of Bay Equity, and a $7.0 million increase in advertising campaign and contractor expenses for recruiting employees and independent contractors. This was partially offset by a $6.5 million decrease in restructuring expenses, as we had no such restructuring expenses in 2021.

Interest Income, Interest Expense, Income Tax Benefit, and Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$635	$2,074	$(1,439)	(69)%
Interest expense	(11,762)	(19,495)	7,733	40
Income tax benefit	6,107	—	6,107	n/a
Other income (expense), net	5,360	(1,898)	7,258	(382)
Interest income, interest expense, income tax benefit, and other income (expense), net	$340	$(19,319)	$19,659	102
Percentage of revenue
Interest income	0.0%	0.2%
Interest expense	(0.6)	(2.2)
Income tax benefit	0.3	—
Other income (expense), net	0.3	(0.2)
Interest income, interest expense, income tax benefit, and other income (expense), net	0.0%	(2.2)%

In 2021, interest income, interest expense, income tax benefit, and other income (expense), net increased by $19.7 million as compared to the same period in 2020.

Interest income decreased by $1.4 million primarily due lower interest rates on our cash, cash equivalents, and investments compared to 2020.

Interest expense decreased by $7.7 million due primarily to the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during 2021. See Note 1 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $6.1 million primarily due to a deferred tax liability created through the RentPath acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. We did not have any income tax benefit during 2020. See Note 14 to our consolidated financial statements.

Other income (expense), net increased by $7.3 million primarily due to (1) recording the fair value of one of our investments during 2021, where we did not have this recording during 2020, and (2) writing down the fair value of another of our investments during 2020, where we did not have this write down during 2021. See Note 4 to our consolidated financial statements for more information on our fair value recording.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$607,513	$496,480	$111,033	22%
Partner	43,695	27,060	16,635	61
Total real estate services	651,208	523,540	127,668	24
Properties	209,686	240,507	(30,821)	(13)
Mortgage	15,835	6,097	9,738	160
Other	12,377	11,537	840	7
Intercompany elimination	(3,013)	(1,885)	(1,128)	60
Total revenue	$886,093	$779,796	$106,297	14
Percentage of revenue
Real estate services
Brokerage	68.6%	63.6%
Partner	4.9	3.5
Total real estate services	73.5	67.1
Properties	23.7	30.8
Mortgage	1.8	0.8
Other	1.4	1.5
Intercompany elimination	(0.4)	(0.2)
Total revenue	100.0%	100.0%

In 2020, revenue increased by $106.3 million, or 14%, as compared with 2019. This increase in revenue was primarily attributable to a $127.7 million increase in real estate services revenue, and a $30.8 million decrease in properties revenue. Brokerage revenue increased by $111.0 million, and partner revenue increased by $16.6 million. Brokerage revenue increased 22% during the period, driven by a 14% increase in brokerage transactions and an 8% increase in brokerage revenue per transaction. We believe this increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand. Mortgage revenue increased $9.7 million, or 160%, as compared with 2019. Other revenue increased $0.8 million, or 7%, as compared with 2019. This was partially offset by a $30.8 million decrease in properties revenue. Properties revenue decreased 13%, driven by a 10% decrease in properties transactions and a 3% decrease in properties revenue per transaction. Properties transactions decreased during the period, because we had lower average inventory, due in part to pausing making new offers to purchase homes from mid-March to mid-May in response to COVID-19.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$417,140	$373,150	$43,990	12%
Properties	214,382	245,189	(30,807)	(13)
Mortgage	15,627	9,978	5,649	57
Other	9,847	9,261	586	6
Intercompany elimination	(3,013)	(1,885)	(1,128)	60
Total cost of revenue	$653,983	$635,693	$18,290	3

Gross profit
Real estate services	$234,068	$150,390	$83,678	56%
Properties	(4,696)	(4,682)	(14)	0
Mortgage	208	(3,881)	4,089	(105)
Other	2,530	2,276	254	11
Total gross profit	$232,110	$144,103	$88,007	61

Gross margin (percentage of revenue)
Real estate services	35.9%	28.7%
Properties	(2.2)	(1.9)
Mortgage	1.3	(63.7)
Other	20.4	19.7
Total gross margin	26.2	18.5

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

In 2020, real estate services gross margin increased 720 basis points as compared with 2019. This was primarily attributable to a 270 basis point decrease in personnel costs and transaction bonuses, a 220 basis point decrease in home-touring and field expenses, a 60 basis point decrease in listing expenses, and a 60 basis point decrease in travel and entertainment expenses, each as a percentage of revenue.

In 2020, properties gross margin decreased 30 basis points as compared with 2019. This was primarily attributable to a 110 basis point increase in personnel costs and transaction bonuses, and a 60 basis point increase in home selling expenses, each as a percentage of revenue. This was partially offset by a 170 basis point decrease in home purchase costs and related capitalized improvements as a percentage of revenue.

In 2020, mortgage gross margin increased by 6,500 basis points as compared with 2019. This was primarily attributable to a 4,990 basis point decrease in personnel costs and transaction bonuses, and a 750 basis point decrease in outside services costs, each as a percentage of revenue.

In 2020, other gross margin increased by 70 basis points as compared with 2019. This was primarily attributable to a 350 basis point decrease in production costs, a 70 basis point decrease in travel and entertainment expenses, and a 60 basis point decrease in personal technology expenses, each as a percentage of revenue. This was partially offset by a 450 basis point increase in personnel costs and transaction bonuses, each as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$84,297	$69,765	$14,532	21%
Marketing	54,881	76,710	(21,829)	(28)
General and administrative	92,140	76,874	15,266	20
Total operating expenses	$231,318	$223,349	$7,969	4
Percentage of revenue
Technology and development	9.5%	8.9%
Marketing	6.2	9.8
General and administrative	10.4	9.9
Total operating expenses	26.1%	28.6%

In 2020, technology and development expenses increased by $14.5 million, or 21%, as compared with 2019. The increase was primarily attributable to an $11.9 million increase in personnel costs due to increased headcount and a $2.7 million increase in technology infrastructure expenses, primarily hosted services.

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

Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$2,074	$7,146	$(5,072)	(71)%
Interest expense	(19,495)	(8,928)	(10,567)	(118)
Other income (expense), net	(1,898)	223	(2,121)	(951)
Interest income, interest expense, and other income (expense), net	$(19,319)	$(1,559)	$(17,760)	1,139
Percentage of revenue
Interest income	0.2%	0.9%
Interest expense	(2.2)	(1.1)
Other income (expense), net	(0.2)	0.0
Interest income, interest expense, and other income (expense), net	(2.2)%	(0.2)%

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

Quarterly Results

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Revenue	$643,057	$540,074	$471,315	$268,319	$244,517	$236,916	$213,665	$190,995
Cost of revenue(1)	535,033	412,772	345,179	225,961	164,397	143,844	167,626	178,116
Gross profit	108,024	127,302	126,136	42,358	80,120	93,072	46,039	12,879
Operating expenses:
Technology and development(1)	43,894	43,658	41,488	27,678	23,610	22,452	17,961	20,274
Marketing(1)	22,397	49,143	55,398	11,802	7,270	12,421	9,482	25,708
General and administrative(1)	66,962	54,395	59,567	37,391	23,601	21,190	23,022	24,327
Total	133,253	147,196	156,453	76,871	54,481	56,063	50,465	70,309
Income (loss) from operations	(25,229)	(19,894)	(30,317)	(34,513)	25,639	37,009	(4,426)	(57,430)
Interest income	163	178	135	159	215	319	437	1,103
Interest expense	(3,939)	(3,672)	(2,813)	(1,338)	(11,864)	(2,522)	(2,665)	(2,444)
Income tax benefit	744	311	5,052	—	—	—	—	—
Other income (expense), net	1,259	4,128	65	(92)	45	(640)	43	(1,346)
Net (loss) income	$(27,002)	$(18,949)	$(27,878)	$(35,784)	$14,035	$34,166	$(6,611)	$(60,117)
Net (loss) income attributable to common stock	$(28,396)	$(20,611)	$(29,756)	$(38,120)	$12,153	$31,983	$(7,895)	$(60,117)
Net (loss) income per share—diluted	$(0.27)	$(0.20)	$(0.29)	$(0.37)	$0.11	$0.30	$(0.08)	$(0.64)

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Cost of revenue	$3,595	$3,283	$3,758	$2,978	$2,863	$2,574	$1,769	$1,638
Technology and development	6,288	5,455	5,771	5,761	4,828	4,964	3,124	3,648
Marketing	736	537	535	542	439	403	352	375
General and administrative	4,667	3,835	3,679	3,302	3,079	3,407	1,960	1,550
Total	$15,286	$13,110	$13,743	$12,583	$11,209	$11,348	$7,205	$7,211

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	83.2	76.4	73.2	84.2	67.2	60.7	78.5	93.3
Gross profit	16.8	23.6	26.8	15.8	32.8	39.3	21.5	6.7
Operating expenses
Technology and development(1)	6.8	8.1	8.8	10.3	9.7	9.5	8.4	10.6
Marketing(1)	3.5	9.1	11.8	4.4	3.0	5.2	4.4	13.5
General and administrative(1)	10.3	10.1	12.6	13.9	9.6	8.9	10.8	12.7
Total	20.6	27.3	33.2	28.6	22.3	23.6	23.6	36.8
(Loss) income from operations	(3.8)	(3.7)	(6.4)	(12.8)	10.5	15.7	(2.1)	(30.1)
Interest income	—	—	—	0.1	0.1	0.1	0.2	0.6
Interest expense	(0.6)	(0.7)	(0.6)	(0.5)	(4.9)	(1.1)	(1.2)	(1.3)
Income tax benefit	0.1	0.1	1.1	—	—	—	—	—
Other income (expense), net	0.2	0.8	—	—	—	(0.3)	—	(0.7)
Net (loss) income	(4.1)%	(3.5)%	(5.9)%	(13.2)%	5.7%	14.4%	(3.1)%	(31.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020

	(as a percentage of revenue)
Cost of revenue	0.6%	0.6%	0.8%	1.1%	1.2%	1.1%	0.8%	0.9%
Technology and development	1.0	1.0	1.2	2.2	2.0	2.1	1.5	1.9
Marketing	0.1	0.1	0.1	0.2	0.2	0.2	0.2	0.2
General and administrative	0.6	0.7	0.8	1.2	1.2	1.4	0.9	0.8
Total	2.3%	2.4%	2.9%	4.7%	4.6%	4.8%	3.4%	3.8%

Our revenue has typically followed the seasonal pattern of the residential real estate industry. As such, revenue increases sequentially from the first quarter to the second quarter and sequentially again during the third quarter. Fourth quarter revenue typically declines sequentially from the third quarter.

We completed our acquisition of RentPath on April 2, 2021. The acquisition increased revenue, cost of revenue, and operating expenses in the second quarter, third quarter, and fourth quarter of 2021 over their seasonal pattern, because there were no such results in prior quarters.

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

In 2021, revenue again increased from the third quarter to the fourth quarter, largely due to our properties business's expansion and greater customer awareness of that business.

Cost of revenue typically also has reflected seasonality, and was similarly impacted by COVID-19 during 2020 as revenue was. In 2021, cost of revenue increased from the third quarter to the fourth quarter, due to selling more homes through our properties business.

Marketing expenses are influenced by seasonal factors and the timing of advertising campaigns. We have historically spent more on advertising during the first half of the year than the second half of the year. During 2021, we deferred advertising spending from the first half of the year to the second half of the year, because we did not have enough lead agents during the first half to serve the strong customer demand we experienced during that period. During 2020, we ceased most performance and mass media advertising campaigns in March and April in response to COVID-19. We restarted most performance marketing and mass media campaigns in May, including running a new television commercial from June through September.

Quarterly Key Business Metrics

	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Monthly average visitors (in thousands)	44,665	49,147	48,437	46,202	44,135	49,258	42,537	35,519
Real estate services transactions
Brokerage	19,428	21,929	21,006	14,317	16,951	18,980	13,828	10,751
Partner	4,603	4,755	4,597	3,944	4,940	5,180	2,691	2,479
Total	24,031	26,684	25,603	18,261	21,891	24,160	16,519	13,230
Real estate services revenue per transaction
Brokerage	$10,900	$11,107	$11,307	$10,927	$10,751	$10,241	$9,296	$9,520
Partner	2,819	2,990	3,195	3,084	3,123	2,988	2,417	2,535
Aggregate	9,352	9,661	9,850	9,233	9,030	8,686	8,175	8,211
Aggregate home value of real estate services transactions (in millions)	$13,255	$14,926	$14,612	$9,710	$11,478	$12,207	$7,576	$6,098
U.S. market share by value	1.15%	1.16%	1.18%	1.16%	1.04%	1.04%	0.94%	0.92%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	61%	62%	64%	62%	63%	63%	63%	61%
Average number of lead agents	2,485	2,370	2,456	2,277	1,981	1,820	1,399	1,826
RedfinNow Homes Sold	600	388	292	171	83	37	162	171
Revenue per RedfinNow Home Sold	$622,251	$599,010	$570,930	$525,173	$471,551	$504,583	$444,690	$461,916

Similar to our revenue, monthly average visitors to our website and mobile application has typically followed the seasonal pattern of the residential real estate industry. For 2020, COVID-19 began having a negative effect on our customer demand in March, which negatively affected our monthly average visitors during March and April. Starting in May, customer demand rebounded, resulting in a sequential increase in monthly average visitors from the second quarter to the third quarter.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $591.0 million and investments of $88.6 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. In January 2022, we transferred $84.2 million of proceeds from RedfinNow home sales from an account whose deposits are classified as restricted cash into an account whose deposits are not classified as restricted cash. Accordingly, as of January 31, 2022, we had cash and cash equivalents of $683.9 million and investments of $87.8 million.

Also, as of December 31, 2021, we had $1,259.8 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027.

Also, as of December 31, 2021, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

On January 10, 2021, we entered into an agreement to acquire Bay Equity. See Note 16 for a discussion of our potential cash outlay for this acquisition at the closing of the acquisition.

With respect to the cash outlay for our properties business, for the year ended December 31, 2021, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our secured revolving credit facility and our warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth, complete our acquisition of Bay Equity, satisfy commitments by our properties business to purchase homes, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record in our consolidated balance sheets. See Note 8 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(301,568)	$61,267	$(107,610)
Net cash used in investing activities	(576,306)	(57,119)	(115,912)
Net cash provided by financing activities	650,341	694,227	31,883

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

Net cash used in operating activities was $301.6 million for the year ended December 31, 2021, primarily attributable to a net loss of $109.6 million, offset by $114.8 million of non-cash items related to stock- based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, impairment charges related to one of our cost-method investments, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $306.8 million. The primary source of cash related to changes in our assets and liabilities was a $28.9 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses. The primary use of cash related to changes in our assets and liabilities was a $309.1 million increase in inventory related to our properties business.

Net cash provided by operating activities was $61.3 million for the year ended December 31, 2020, primarily attributable to a net loss of $18.5 million, offset by $77.2 million of non-cash items related to stock- based compensation, depreciation and amortization expenses, amortization of debt discounts and issuances costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $2.6 million. The primary sources of cash related to changes in our assets and liabilities were a $41.2 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $25.4 million decrease in inventory related to our properties business. The primary uses of cash related to changes in our assets and liabilities were a $35.5 million increase in accounts receivable related to the timing of escrow payments in-transit, a $19.5 million increase in net loans held for sale related to our mortgage business, and a $11.3 million decrease in lease liabilities.

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

Net Cash Used In Investing Activities

Our primary investing activities include acquisitions of other companies and the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $576.3 million for the year ended December 31, 2021, primarily attributable to cash paid for our acquisition of RentPath of $608.0 million, $59.2 million in net investments in U.S. government securities, and $17.6 million of capitalized software development expenses.

Net cash used in investing activities was $57.1 million for the year ended December 31, 2020, primarily attributable to $42.4 million in net investments in U.S. government securities, $5.8 million related to equipment, furnishings and leasehold improvements for new or expansion of existing office space, and $8.9 million of capitalized software development expenses.

Net cash used in investing activities was $115.9 million for the year ended December 31, 2019, primarily attributable to $100.4 million in net investments in U.S. treasury securities, $7.9 million related to equipment, furnishings, and leasehold improvements for new or expansion of existing office space, and $7.1 million of capitalized software development expenses.

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

Net cash provided by financing activities was $650.3 million for the year ended December 31, 2021, primarily attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering, a $175.8 million increase in net borrowings under our secured revolving credit facility, and $22.8 million in proceeds from the issuance of common stock pursuant to our equity compensation plans.

Net cash provided by financing activities was $694.2 million for the year ended December 31, 2020, primarily attributable to $647.5 million in net proceeds from the issuance of our 2025 notes offering, $109.5 million in net proceeds from the issuance of common stock and our convertible preferred stock offering, $21.1 million in proceeds from the issuance of common stock pursuant to our equity compensation plans, a $19.5 million increase in net borrowings under our secured revolving credit facility, and a $17.7 million increase in our net borrowings under warehouse credit facilities. This was partially offset by $108.1 million used in connection with repurchases and conversions of our 2023 notes.

Net cash provided by financing activities was $31.9 million for the year ended December 31, 2019, primarily attributable to a $16.6 million increase in our net borrowings under warehouse credit facilities and $16.1 million in proceeds from the issuance of common stock pursuant to our equity compensation plans.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies to be those related to commissions and fees charged on brokerage transactions closed by our lead agents, and from the sale of homes. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

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

Mortgage revenue is recognized (1) when an interest rate lock commitment is made to a customer, adjusted for a pull-through percentage, (2) for origination fees, when the purchase or refinance of a loan is complete, and (3) when the fair value of our interest rate lock commitments, forward sale commitments, and loans held for sale are recorded at current market quotes.

We have utilized the practical expedient in ASC 606, Revenue from Contracts with Customers, and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.

See Note 1 to our consolidated financial statements for further discussion of our revenue recognition policy.

Acquired Intangible Assets and Goodwill

We recognize separately identifiable intangible assets acquired in a business combination. Determining the fair value of the intangible assets acquired requires management’s judgment, often utilizes third-party valuation specialists, and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, replacement costs, and asset lives, among other estimates.

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

See Note 2 to our consolidated financial statements for a summary of our valuation of the RentPath intangible assets, along with their estimated useful lives.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no material adjustments were required to our home inventory as of and for the year ended December 31, 2021, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 5 to our consolidated financial statements for a summary of our inventory categories and any net realizable write-downs.

Business Combinations

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We record assets and liabilities of an acquired business at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

The purchase price allocation process requires our management to make significant estimates and assumptions. Although we believe the assumptions and estimates made are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance, and information obtained from legacy management of acquired companies. Critical estimates include but are not limited to:
•future revenue, cost of revenue and operating margin projections,
•discount rates,
•terminal growth rate; and
•market data of comparable guideline companies.

See Note 2 to our consolidated financial statements for a summary of our business combinations activities.

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

As of December 31, 2021, we had cash and cash equivalents of $591.0 million and investments of $88.6 million. Our investments are composed of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the first quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best efforts whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued and other liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs.

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the first quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, cash flows, and changes in mezzanine equity and stockholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective on January 1, 2021, the Company has changed its method of accounting for convertible senior notes due to adoption of Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

Business Combinations – Valuation of Intangible Assets Acquired — Refer to Footnotes 1, 2, and 9 to the financial statements

Critical Audit Matter Description

In April 2021, the Company completed the acquisition of RentPath Holdings, Inc. (“RentPath”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values, including identified intangible assets of $211 million that were composed of acquired trade names of $70 million, customer relationships of $80.5 million, and developed technology of $60.5 million.

In estimating the fair values of the RentPath intangible assets, management utilized the following valuation methodologies:
•Trade names – relief from royalty method under the income approach
•Customer relationships – multi-period excess earnings method
•Developed technology – replacement cost method

Each method used for determining the estimated fair value of each intangible asset required management to make significant estimates and assumptions, as follows: trade names – selection of the revenue growth rate, royalty rate, and discount rate; customer relationships – selection of the discount rate and revenue growth rate; and, developed technology – number of months to recreate the underlying application.

Given the significant judgments made by management to estimate the fair value of the identified intangible assets, performing audit procedures to evaluate the reasonableness of these estimates and assumptions described above required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation methodologies, and the associated significant estimates and assumptions described above, included the following:
•We tested the effectiveness of internal controls over the valuation of the intangible assets, including management’s controls over the selection of the significant estimates and assumptions described above.
•We assessed the reasonableness of management’s estimates and assumptions included in the future revenue forecast and in the number of months to recreate the underlying platform by comparing the projections and other assumptions to historical results, or information, and certain peer companies.
•We evaluated whether the key assumptions were consistent with evidence obtained in other areas of the audit.
•With the assistance of fair value specialists, we evaluated the reasonableness of the (1) selection of valuation methodologies and (2) valuation assumptions such as discount rate and royalty rate, among others, by:
◦Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculations.
◦Evaluating the selected royalty rate against market data of comparable licensing agreements, as well as conducting quantitative assessments of the underlying profit split analysis.
◦Developing a range of independent estimates for certain key assumptions such as the discount rate and long-term growth rate and comparing those to the valuation assumptions selected by management.
◦Comparing the estimated weighted average return on assets, internal rate of return, and the weighted average cost of capital used in the valuation models and evaluating their consistency with one another.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 17, 2022

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at RentPath Holdings, Inc (“RentPath”), which was acquired on April 2, 2021, and whose financial statements constitute 3.1% of total assets (after excluding goodwill and intangible assets which were integrated with the Company’s systems and control environment), 6.3% of revenues, and 39.3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at RentPath.

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

February 17, 2022

Index to Consolidated Financial Statements

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$591,003	$925,276
Restricted cash	127,278	20,544
Short-term investments	33,737	131,561
Accounts receivable, net of allowances for credit losses of $1,298 and $160	69,594	54,719
Inventory	358,221	49,158
Loans held for sale	35,759	42,539
Prepaid expenses	22,948	12,131
Other current assets	7,524	4,898
Total current assets	1,246,064	1,240,826
Property and equipment, net	58,671	43,988
Right-of-use assets, net	54,200	44,149
Long-term investments	54,828	11,922
Goodwill	409,382	9,186
Intangible assets, net	185,929	1,830
Other assets, noncurrent	12,898	8,619
Total assets	$2,021,972	$1,360,520
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$12,546	$5,644
Accrued and other liabilities	118,122	82,644
Warehouse credit facilities	33,043	39,029
Secured revolving credit facility	199,781	23,949
Convertible senior notes, net	23,280	22,482
Lease liabilities	15,040	11,973
Total current liabilities	401,812	185,721
Lease liabilities, noncurrent	55,222	49,339
Convertible senior notes, net, noncurrent	1,214,017	488,268
Payroll tax liabilities, noncurrent	—	6,812
Deferred tax liabilities	1,201	—
Total liabilities	1,672,252	730,140
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 and 40,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	39,868	39,823
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 106,308,767 and 103,000,594 shares issued and outstanding at December 31, 2021 and 2020, respectively	106	103
Additional paid-in capital	682,084	860,556
Accumulated other comprehensive (loss) income	(174)	211
Accumulated deficit	(372,164)	(270,313)
Total stockholders’ equity	309,852	590,557
Total liabilities, mezzanine equity, and stockholders’ equity	$2,021,972	$1,360,520

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Service	$1,042,112	$674,345	$539,288
Product	880,653	211,748	240,508
Total revenue	1,922,765	886,093	779,796
Cost of revenue
Service	648,660	437,484	390,504
Product	870,285	216,499	245,189
Total cost of revenue	1,518,945	653,983	635,693
Gross profit	403,820	232,110	144,103
Operating expenses
Technology and development	156,718	84,297	69,765
Marketing	138,740	54,881	76,710
General and administrative	218,315	92,140	76,874
Total operating expenses	513,773	231,318	223,349
(Loss) income from operations	(109,953)	792	(79,246)
Interest income	635	2,074	7,146
Interest expense	(11,762)	(19,495)	(8,928)
Income tax benefit	6,107	—	—
Other income (expense), net	5,360	(1,898)	223
Net loss	$(109,613)	$(18,527)	$(80,805)
Dividends on convertible preferred stock	(7,269)	(4,454)	—
Net loss attributable to common stock—basic and diluted	$(116,882)	$(22,981)	$(80,805)
Net loss per share attributable to common stock—basic and diluted	$(1.12)	$(0.23)	$(0.88)
Weighted-average shares used to compute net loss per share attributable to common stock—basic and diluted	104,683,460	98,574,529	91,583,533

Net loss	$(109,613)	$(18,527)	$(80,805)
Other comprehensive income
Foreign currency translation adjustments	6	(3)	33
Unrealized gain on available-for-sale securities	379	172	9
Comprehensive loss	$(109,228)	$(18,358)	$(80,763)

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(109,613)	$(18,527)	$(80,805)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	46,906	14,564	9,230
Stock-based compensation	54,722	36,973	27,814
Amortization of debt discount and issuance costs	4,989	12,038	6,385
Non-cash lease expense	11,630	9,204	6,940
Impairment costs	—	2,063	—
Loss on repurchases and conversions of convertible senior notes	—	4,634	—
Net loss (gain) on IRLCs, forward sales commitments, and loans held for sale	815	(1,921)	(493)
Other	(4,227)	(349)	(662)
Change in assets and liabilities:
Accounts receivable, net	(7,149)	(35,496)	(3,861)
Inventory	(309,063)	25,432	(51,896)
Prepaid expenses and other assets	(12,248)	2,333	(3,293)
Accounts payable	3,059	2,086	(394)
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	25,791	39,092	7,422
Lease liabilities	(13,268)	(11,312)	(7,209)
Origination of loans held for sale	(986,982)	(677,310)	(395,354)
Proceeds from sale of loans originated as held for sale	993,070	657,763	378,566
Net cash (used in) provided by operating activities	(301,568)	61,267	(107,610)
Investing activities
Purchases of property and equipment	(27,492)	(14,686)	(15,533)
Purchases of investments	(146,274)	(198,172)	(136,265)
Sales of investments	98,687	7,887	11,486
Maturities of investments	106,773	147,852	24,400
Cash paid for acquisition	(608,000)	—	—
Net cash used in investing activities	(576,306)	(57,119)	(115,912)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	39,801	—
Proceeds from the issuance of common stock, net of issuance costs	—	69,701	—
Proceeds from the issuance of common stock pursuant to employee equity plans	22,772	21,072	16,107
Tax payments related to net share settlements on restricted stock units	(27,066)	(16,852)	(5,126)
Borrowings from warehouse credit facilities	942,993	662,278	388,586
Repayments to warehouse credit facilities	(948,979)	(644,551)	(372,017)
Borrowings from secured revolving credit facility	624,828	89,619	4,444
Repayments to secured revolving credit facility	(448,996)	(70,115)	—
Cash paid for secured revolving credit facility issuance costs	(527)	(4)	(922)
Proceeds from issuance of convertible senior notes, net of issuance costs	561,529	647,486	—
Purchases of capped calls related to convertible senior notes	(62,647)	—	—
Payments for repurchases and conversions of convertible senior notes	(2,159)	(108,061)	—
Principal payments under finance lease obligations	(796)	(221)	(72)
Other financing payables	(10,611)	4,074	883
Net cash provided by financing activities	650,341	694,227	31,883
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	(3)	32
Net change in cash, cash equivalents, and restricted cash	(227,539)	698,372	(191,607)
Cash, cash equivalents, and restricted cash:
Beginning of period	945,820	247,448	439,055
End of period	$718,281	$945,820	$247,448

Supplemental disclosure of cash flow information
Cash paid for interest	$7,592	$4,958	$2,460
Non-cash transactions
Stock-based compensation capitalized in property and equipment	4,059	2,348	1,280
Property and equipment additions in accounts payable and accrued and other liabilities	659	1,682	223
Leasehold improvements paid directly by lessor	1,334	37	6,230
Issuance of common stock for repurchases and conversions of convertible senior notes	—	98,397	—

	As of December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$591,003	$925,276	$234,679
Restricted cash	127,278	20,544	12,769
Total cash, cash equivalents, and restricted cash	$718,281	$945,820	$247,448

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	90,151,341	$90	$542,829	$(170,981)	$—	$371,938
Issuance of common stock pursuant to employee stock purchase program	—	—	490,717	—	6,732	—	—	6,732
Issuance of common stock pursuant to exercise of stock options	—	—	1,666,162	2	9,568	—	—	9,570
Issuance of common stock pursuant to settlement of restricted stock units	—	—	966,037	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(272,660)	—	(5,126)	—	—	(5,126)
Stock-based compensation	—	—	—	—	29,095	—	—	29,095
Other comprehensive income	—	—	—	—	—	—	42	42
Net loss	—	—	—	—	—	(80,805)	—	(80,805)
Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,823	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Equity component of convertible senior notes, net	—	—	—	—	165,257	—	—	165,257
Issuance of common stock pursuant to employee stock purchase program	—	—	320,609	—	8,174	—	—	8,174
Issuance of common stock pursuant to exercise of stock options	—	—	2,011,938	2	12,703	—	—	12,705
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,490,506	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(439,131)	—	(16,852)	—	—	(16,852)
Issuance of common stock in connection with repurchase of convertible senior notes	—	—	2,056,180	2	(701)	—	—	(699)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	13,310	—	(138)	—	—	(138)
Stock-based compensation	—	—	—	—	39,321	—	—	39,321
Other comprehensive income	—	—	—	—	—	—	169	169
Net loss	—	—	—	—	—	(18,527)	—	(18,527)
Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	45	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	334,248	—	13,787	—	—	13,787
Issuance of common stock pursuant to exercise of stock options	—	—	1,709,324	2	8,978	—	—	8,980
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,559,425	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(458,152)	(1)	(27,066)	—	—	(27,067)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	40,768	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	58,781	—	—	58,781
Other comprehensive loss	—	—	—	—	—	—	(385)	(385)
Net loss	—	—	—	—	—	(109,613)	—	(109,613)
Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements

Index to Notes
Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation was incorporated in October 2002 and is headquartered in Seattle, Washington. We operate an online real estate marketplace and provide real estate services, including assisting individuals in the purchase or sale of their home. We also provide title and settlement services, originate and sell mortgages, and buy and sell homes directly from homeowners. In addition, we use digital platforms to connect consumers with rental properties. We have operations located in multiple states across the United States and certain provinces in Canada.

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Certain amounts presented in the prior period consolidated balance sheets have been reclassified to conform to the current period financial statement presentation. The change in classification does not affect previously reported total assets, total liabilities, mezzanine equity, or stockholders' equity in the consolidated balance sheets. Additionally, amounts presented in the prior period consolidated statements of cash flows have been reclassified to conform to the current period financial statement presentation. The change in classification does not affect previously reported cash flows from operating activities, investing activities, or financing activities in the consolidated statements of cash flows.

Principles of Consolidation—The consolidated financial statements include the accounts of Redfin and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Certain Significant Risks and Business Uncertainties—We operate in the residential real estate industry and are a technology-focused company. Accordingly, we are affected by a variety of factors that could have a significant negative effect on our future financial position, results of operations, and cash flows. These factors include: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, the impact of COVID-19 on the residential real estate industry, negative factors disproportionately affecting markets where we derive most of our revenue, intense competition in the U.S. residential real estate industry, our inability to maintain or improve our technology offerings, our failure to obtain and provide comprehensive and accurate real estate listings, errors or inaccuracies in the business data that we rely on to make decisions, and our inability to attract homebuyers and home sellers to our website and mobile application.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, fair value of reporting units for purposes of allocating and evaluating goodwill for impairment, current expected credit losses on certain financial assets, and fair value of assets acquired and liabilities assumed in connection with our acquisition of RentPath. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Cash and Cash Equivalents—We consider all highly liquid investments originally purchased by us with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash—Restricted cash primarily consists of cash that is specifically designated to repay borrowings under warehouse credit facilities and the secured revolving credit facility. As of December 31, 2021, our restricted cash balance included $84,210 of deposits that were in excess of the amounts required as repayment under our secured revolving credit facility agreement but were legally restricted as to withdrawal as of December 31, 2021. These funds were disbursed to us in January 2022 and subsequently transferred to cash and cash equivalents in January 2022.

Index to Notes

Accounts Receivable, Net and Allowance for Credit Losses—We have three material classes of receivables: (i) real estate services receivables, (ii) receivables from the sale of homes through our properties business, and (iii) receivables from customers in relation to our rentals business. Accounts receivable related to these classes represent closed transactions for which cash has not yet been received. The majority of our transactions are processed through escrow and collectibility is not a significant risk. For transactions not directly processed through escrow, we establish an allowance for expected credit losses based on historical experience of collectibility, current external economic conditions that may affect collectibility, and current or expected changes to the regulatory environment in which we operate our businesses. We evaluate for changes in credit quality indicators on an annual basis or in the event of a material economic event or material change in the regulatory environment in which we operate.

Investments—We have two types of investments: (i) investments in marketable securities that are available to support our operational needs, which are included in our consolidated balance sheets as short-term and long-term investments, and (ii) equity investments reported at fair value, which are included in our consolidated balance sheet as short-term investments.

Marketable Securities

Our short-term and long-term investments consist primarily of U.S. treasury securities, including inflation protected securities, and other federal or local government issued securities. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive (loss) income. Securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other securities are classified as long-term. We evaluate our available-for-sale debt securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve is charged against the fair value of an available-for-sale debt security when it is identified, with a credit loss charged against net earnings. We review factors to determine whether an expected credit loss exists based on credit quality indicators, such as the extent to which the fair value as of the reporting date is less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security, and any changes to the credit rating of the security by a rating agency. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

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

Index to Notes
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

Variable Interest Entities—In connection with establishing a secured revolving credit facility to support the financing of homes that it purchases, RedfinNow formed a special purpose entity called RedfinNow Borrower, which is a wholly owned subsidiary of Redfin Corporation. We have determined that RedfinNow Borrower is a variable interest entity (“VIE”) and that we are the primary beneficiary of the variable interest in RedfinNow Borrower based on our power to direct the activities that most significantly impact the economic outcomes of the entity through our role in designing the entity and managing the homes purchased and sold by the entity. We have a potentially significant variable interest in the entity based upon our equity interest held in the VIE. As we have concluded that we are the primary beneficiary, we have included the accounts of the VIE in our consolidated financial statements. The lender of the secured revolving credit facility does not have recourse against the general credit of the primary beneficiary beyond the circumstances disclosed in Note 15. See Note 15 for a summary of the secured revolving credit facility, including outstanding borrowings associated with the VIE and related collateral.

Loans Held for Sale—Redfin Mortgage, a wholly owned subsidiary of Redfin Corporation, originates residential mortgage loans. We have elected the fair value option for all loans held for sale and record these loans at fair value. Gains and losses from changes in fair value and direct loan origination fees and costs are recognized in net gain on loans held for sale. The fair value of loans held for sale is in excess of the contractual principal amounts by $660 and $1,353, respectively, as of December 31, 2021 and December 31, 2020. The mortgage loans we originate are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale primarily consist of single-family residential loans collateralized by the underlying home. Mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes for mortgage loans with similar characteristics. Interest income earned or expense incurred on loans held for sale is captured as a component of income from operations.

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

Interest rate risk related to the residential mortgage loans held for sale and IRLCs is offset using forward sales commitments. We manage this interest rate risk through the use of forward sales commitments on both a best efforts whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. Changes in the fair value of IRLCs and forward sales commitments are recognized as revenue, and the fair values are reflected in other current assets and accrued and other liabilities, as applicable. We estimate the fair value of an IRLC based on current market quotes for mortgage loans with similar characteristics, net of origination costs and fees adjusting for the probability that the mortgage loan will not fund according to the terms of commitment (referred to as a pull-through factor). The fair value measurements of our forward sales commitments use prices quoted directly to us from our counterparties.

Index to Notes
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

Intangible Assets—Intangible assets are finite lived and mainly consist of trade names, developed technology, and customer relationships and are amortized over their estimated useful lives ranging from three to ten years. The useful lives were determined by estimating future cash flows generated by the acquired intangible assets. Fair values are derived by applying various valuation methodologies including the income approach and cost approach, using critical estimates and assumptions that include the revenue growth rate, royalty rate, discount rate, and cost to replace.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset were considered to be impaired, an impairment loss would be recognized in the amount by which the carrying value of the asset exceeds its fair value. To date, no such impairment has occurred.

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

We perform impairment tests of goodwill at our reporting unit level. In order to test for goodwill impairment, we compare fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We use discounted cash flow models and market data of comparable guideline companies to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. We have the option to perform a qualitative assessment of goodwill rather than completing the impairment test. We consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, potential events affecting the reporting units, and changes in the fair value of our common stock. We must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude this is the case, we must perform the testing discussed above. Otherwise, we do not need to perform any further assessment. See Note 9 for more information.

Index to Notes
The aggregate carrying value of goodwill was $409,382 and $9,186 at December 31, 2021 and 2020, respectively. There have been no accumulated impairments to goodwill.

Other Assets, Noncurrent—Other assets consists primarily of leased building security deposits and the noncurrent portion of prepaid assets.

Leases—The extent of our lease commitments consists of operating leases for physical office locations with original terms ranging from one to 11 years and finance leases for vehicles with terms of four years. We have accounted for the portfolio of leases by disaggregation based on the nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the term of the lease. Leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets, but rather lease expense is recognized on a straight-line basis over the term of the lease.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of our significant leases as of December 31, 2021 provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

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

Mezzanine Equity—We have issued convertible preferred stock that we have determined is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criteria, we will accrete the carrying value to the redemption value based on the effective interest method over the remaining term. To assess classification, we review all features of the instrument, including mandatory redemption features and conversion features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We have evaluated our convertible preferred stock and determined that its nature is that of an equity host and no material embedded derivatives exist that would require bifurcation on our consolidated balance sheets. See Note 11 for more information.

Foreign Currency Translation—Our international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are reported as a component of other comprehensive income and recorded in accumulated other comprehensive (loss) income on our consolidated balance sheets.

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

Index to Notes
We account for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Tax positions are evaluated utilizing a two-step process, whereby we first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Subsequent adjustments to amounts previously recorded impact the financial statements in the period during which the changes are identified. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

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

Issuance costs are amortized to expense over the respective term of the convertible senior notes.

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

Revenue Recognition—We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, and from subscription-based product offerings for our rentals business. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue.

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

Nature and Disaggregation of Revenue

Real Estate Services Revenue

Brokerage Revenue—Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. The transaction price is generally calculated by taking the agreed upon commission rate and applying that to the home's selling price. Brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. In conjunction with providing offering and listing services to our customers, we may offer promotional pricing or additional discounts on future services. This results in a material right to our customers and represents an additional performance obligation, for which the transaction price is allocated based on standalone selling prices. Amounts allocated to a promise to provide future listing or offering services at a significant discount are initially recorded as contract liabilities. Our promotional pricing and additional discounts have not resulted in a material impact to timing of revenue recognition. The balance of the corresponding contract liabilities are included in accrued and other liabilities on our consolidated balance sheets. See Note 10 for more information.

Index to Notes
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

Rentals revenue is recorded as a component of service revenue in our consolidated statements of comprehensive loss. Revenue is recognized upon transfer of control of promised service to customers over time in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the contract, which generally have a term of less than one year. Revenue is presented net of sales allowances, which are not material.

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

Mortgage Revenue

Mortgage Revenue—Mortgage revenue includes fees earned from mortgage origination services. Mortgage revenue is recognized (1) when an interest rate lock commitment is made to a customer, adjusted for a pull-through percentage, (2) for origination fees, when the purchase or refinance of a loan is complete, and (3) when the fair value of our interest rate lock commitments, forward sale commitments, and loans held for sale are recorded at current market quotes. Mortgage origination services are not subject to the guidance in ASC 606, Revenue from Contracts with Customers, as the scope of the standard does not apply to revenue on contracts accounted for under ASC 860 Transfers and Servicing.

Other Revenue

Other Revenue—Other services revenue includes fees earned from title settlement services, Walk Score data services, and advertising. Substantially all fees and revenue from other services are recognized when the service is provided.

Intercompany Eliminations

Intercompany Eliminations—Revenue earned from transactions between operating segments are eliminated in consolidating our financial statements. Intercompany transactions primarily consist of services performed from our real estate services segment for our properties segment.

Index to Notes
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

Technology and Development—Technology and development expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of capitalized internal-use software and website and mobile application development costs as well as amortization of acquired intangible assets. We expense research and development costs as incurred and record them in technology and development expenses.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs totaled $119,278, $42,919, and $62,536 in 2021, 2020, and 2019 respectively, and are included in marketing expenses. Advertising production costs totaled $2,303, $256, and $2,029 in 2021, 2020, and 2019, respectively, and are included in marketing expenses.

Stock-based Compensation—We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including stock options and restricted stock unit awards, and shares forecasted to be issued pursuant to our ESPP, in each case based on estimated grant date fair values. Stock-based compensation expense is recognized over the requisite service period on a straight-line basis. The Black-Scholes-Merton option-pricing model is used to determine the fair value of stock options and shares forecasted to be issued pursuant to our ESPP. For restricted stock unit awards and restricted stock unit awards with performance conditions, we use the market value of our common stock on the date of grant to determine the fair value of the award. For restricted stock unit awards with market conditions, the market condition is reflected in the grant date fair value of the award using a Monte Carlo simulation.

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

Business Combinations—The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We record assets and liabilities of an acquired business at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board issued authoritative guidance under ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

Index to Notes
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

We early adopted the new standard as of January 1, 2021 using the modified retrospective approach. The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. Upon the adoption of the new standard we recognized the following adjustments:

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

Recently Issued Accounting Pronouncements—None applicable.

Note 2: Business Combinations

On April 2, 2021, we acquired, for $608,000 in cash, all of the equity interests of RentPath Holdings, Inc., as reorganized following an internal restructuring of the entity and certain of its wholly owned subsidiaries (as reorganized, "RentPath" and such acquisition, the "RentPath Acquisition"). In connection with the internal restructuring, certain assets and liabilities related to the business of providing digital media services to clients in the residential real estate business were transferred to RentPath, and the remaining assets and liabilities were transferred to a wind-down company. We acquired RentPath to enter into the real estate rentals market.

The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of acquisition. RentPath is reported in our rentals segment in Note 3. During the year ended December 31, 2021, RentPath contributed $121,877 to revenue. The goodwill recognized in connection with our acquisition of RentPath is primarily attributable to the anticipated synergies from future growth of the combined business and is not expected to be deductible for tax purposes. We are currently evaluating the reporting unit allocation of goodwill.

Index to Notes

The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the RentPath Acquisition. As of December 31, 2021, the amount allocated to the opening balance of deferred tax liabilities assumed in the RentPath Acquisition is provisional and subject to revision as more detailed analyses are completed and additional information about the amount of this balance becomes available:

Cash and cash equivalents(1)	$334
Accounts receivable	7,726
Prepaid expenses	5,483
Other current assets	416
Property and equipment, net	3,103
Operating lease right-of-use assets	12,330
Intangible assets	211,000
Goodwill	400,196
Total assets	640,588
Accounts payable	(1,355)
Accrued and other liabilities(1)	(9,412)
Lease liabilities	(1,264)
Lease liabilities and deposits, noncurrent	(11,066)
Payroll tax liabilities, noncurrent	(1,030)
Deferred tax liabilities	(8,461)
Total liabilities	(32,588)
Total purchase consideration	$608,000

(1) On April 2, 2021, $334 of cash and cash equivalents owed to a wind-down company remained in RentPath's primary operating account due to the timing of bank transfers and wires. The cash and cash equivalents were recorded at fair value along with an offsetting due-to liability on April 2, 2021.

RentPath acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $7,925 for the year ended December 31, 2021. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive loss.

Identifiable Intangible Assets—The following table provides the fair values of the RentPath intangible assets, along with their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life (in years)
Trade names	$70,000	10
Developed technology	60,500	3
Customer relationships	80,500	10
Total	$211,000

The identifiable intangible assets include trade names, developed technology (an application platform), and customer relationships. Trade names primarily relate to the RentPath brand. Developed technology relates to the RentPath website and mobile application, which are the primary channels for meeting customers. Customer relationships represent customer contracts existing at the acquisition date. The fair values of trade names, developed technology, and customer relationships are derived by applying the relief from royalty method, replacement cost method, and multi-period excess earnings method, respectively. Critical estimates in valuing the intangible assets include revenue growth rate, royalty rate, discount rate, and number of months to recreate the underlying application.

Index to Notes
Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the years ended December 31, 2021 and 2020. The pro forma financial information combines our results of operations with that of RentPath as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the RentPath Acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for bankruptcy costs, depreciation and amortization, provision for income taxes, transaction costs, and interest expense related to debt that would not have been incurred if we had consummated the RentPath Acquisition on January 1, 2020:

	Year Ended December 31,
	2021	2020
Revenue	$1,965,689	$1,080,482
Net loss	(122,833)	(50,161)

Material non-recurring adjustments made in the pro forma financial information disclosed above were $77,613 and $34,283 for the years ended December 31, 2021 and 2020, respectively. These adjustments primarily relate to the reorganization costs that would not have been incurred if we had consummated the RentPath Acquisition on January 1, 2020 and decreased expense in the periods specified. These adjustments also include an income tax benefit resulting from the RentPath Acquisition, which assumes that we had consummated the RentPath Acquisition on January 1, 2020.

Note 3: Segment Reporting and Revenue

In operation of the business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. All other financial information is presented on a consolidated basis. We have six operating segments and four reportable segments, real estate services, properties, rentals, and mortgage. As a result of our acquisition of RentPath, we added the rentals segment and determined it is a reportable segment because RentPath met the quantitative thresholds under ASC 280, Segment Reporting. Our CODM evaluates the rentals segment as a stand-alone business; accordingly, we are separately reporting the segment's operating expenses from our consolidated operating expenses. Our mortgage operating segment does not meet the reportable segment quantitative thresholds set forth in ASC 280, but due to our anticipated acquisition of Bay Equity, we have moved our mortgage segment from the "other" segment and now present it as a standalone reportable segment. We have reflected this change to the earliest period presented for comparability purposes. These changes had no impact on our previously reported consolidated net revenue, (loss) income from operations, net loss, or net loss per share.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, and from subscription-based product offerings for our rentals business. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue.

Index to Notes
Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Year Ended December 31,
	2021	2020	2019
Revenue
Real estate services (brokerage)	$849,288	$607,513	$496,480
Real estate services (partner)	54,046	43,695	27,060
Properties	880,653	209,686	240,507
Rentals	121,877	—	—
Mortgage	19,818	15,835	6,097
Other	13,609	12,377	11,537
Intercompany eliminations	(16,526)	(3,013)	(1,885)
Total	$1,922,765	$886,093	$779,796

Cost of revenue
Real estate services	603,320	417,140	373,150
Properties	870,052	214,382	245,189
Rentals	21,739	—	—
Mortgage	26,096	15,627	9,978
Other	14,264	9,847	9,261
Intercompany eliminations	(16,526)	(3,013)	(1,885)
Total	$1,518,945	$653,983	$635,693

Gross Profit
Real estate services	300,014	234,068	150,390
Properties	10,601	(4,696)	(4,682)
Rentals	100,138	—	—
Mortgage	(6,278)	208	(3,881)
Other	(655)	2,530	2,276
Total	$403,820	$232,110	$144,103

Real estate services, properties, mortgage, and other operating expenses	367,269	231,318	223,349
Rentals operating expenses	146,504	—	—
Interest income	635	2,074	7,146
Interest expense	(11,762)	(19,495)	(8,928)
Income tax benefit	6,107	—	—
Other income (expense), net	5,360	(1,898)	223
Net loss	$(109,613)	$(18,527)	$(80,805)

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

	December 31,
Notional Amounts	2021	2020
Forward sales commitments	$70,550	$130,109
IRLCs	67,485	88,923

The locations and amounts of gains (losses) recognized in revenue related to our derivatives are as follows:

		Year Ended December 31,
Instrument	Classification	2021	2020	2019
Forward sales commitments	Service revenue	$518	$(184)	$96
IRLCs	Service revenue	(641)	1,342	176

Fair Value of Financial Instruments

In May 2020, we purchased preferred stock of Matterport, Inc. ("Matterport"), then a privately held company. In July 2021, Matterport became a publicly traded company through a business combination transaction with a special purpose acquisition vehicle. In connection with the transaction, we received Matterport's publicly traded Class A common stock in exchange for the preferred stock that we owned. We previously recorded our investment at cost because the preferred stock did not have a readily determinable fair value, but upon receipt of the publicly traded common stock, we recorded our investment at fair value. The increase in value is recorded in other income (expense), net in our consolidated statements of comprehensive loss for the year ended December 31, 2021, and is included in adjustments to reconcile net loss to net cash used in operating activities, as a component of other, in our consolidated statement of cash flows for the year ended December 31, 2021. The balance is included in short-term investments on our consolidated balance sheets.

Index to Notes

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected on our consolidated balance sheets, is set forth below:

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$509,971	$509,971	$—	$—
Total cash equivalents	509,971	509,971	—	—
Short-term investments
U.S. treasury securities	16,718	16,718	—	—
Agency bonds	11,906	11,906	—	—
Equity securities	5,113	5,113	—	—
Loans held for sale	35,759	—	35,759	—
Prepaid expenses and other current assets
Forward sales commitments	138	—	138	—
IRLCs	1,191	—	—	1,191
Total prepaid expenses and other current assets	1,329	—	138	1,191
Long-term investments
U.S. treasury securities	54,828	54,828	—	—
Total assets	$635,624	$598,536	$35,897	$1,191
Liabilities
Accrued and other liabilities
Forward sales commitments	$93	$—	$93	$—
IRLCs	60	—	—	60
Total liabilities	$153	$—	$93	$60

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$886,261	$886,261	$—	$—
U.S. treasury securities	6,100	6,100	—	—
Total cash equivalents	892,361	892,361	—	—
Short-term investments
U.S. treasury securities	131,561	131,561	—	—
Loans held for sale	42,539	—	42,539	—
Prepaid expenses and other current assets
Forward sales commitments	34	—	34	—
IRLCs	1,781	—	—	1,781
Total prepaid expenses and other current assets	1,815	—	34	1,781
Long-term investments
Agency bonds	11,922	11,922	—	—
Total assets	$1,080,198	$1,035,844	$42,573	$1,781
Liabilities
Accrued and other liabilities
Forward sales commitments	$507	$—	$507	$—
IRLCs	10	—	—	10
Total liabilities	$517	$—	$507	$10

There were no transfers into or out of Level 3 financial instruments during the years ended December 31, 2021 and 2020.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

Index to Notes

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key Inputs	Valuation Technique	December 31, 2021	December 31, 2020
Weighted-average pull-through rate	Market pricing	71.1%	72.3%

The following is a summary of changes in the fair value of IRLCs for the period ended December 31, 2021:

Balance, net—January 1, 2021	$1,771
Issuances of IRLCs	18,415
Settlements of IRLCs	(18,827)
Net loss recognized in earnings	(228)
Balance, net—December 31, 2021	$1,131

Changes in fair value recognized during the period relating to assets still held at December 31, 2021	$(641)

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	December 31, 2021		December 31, 2020
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,280	$34,487	$22,482	$59,894
2025 notes	650,783	593,366	488,268	802,083
2027 notes	563,234	467,814	—	—

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt discount and debt issuance costs. See Note 15 for additional details. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. As of December 31, 2021, the difference between the net carrying amount of the notes and their estimated fair values represented the notes' equity conversion premium. Based on the closing price of our common stock of $38.39 on December 31, 2021, the if-converted value of the 2023 notes exceeded the principal amount of $23,512, while the if-converted values of the 2025 notes and 2027 notes were less than the principal amounts of $661,250 and $575,000, respectively. Refer to Note 15 for additional details on the convertible senior notes.

See Note 11 for the carrying amount of our convertible preferred stock.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, equity investments, and other assets. These assets are measured at fair value if determined to be impaired.

Index to Notes
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	December 31, 2021
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$81,032	$—	$—	$81,032	$81,032	$—	$—
Money markets funds	Level 1	509,971	—	—	509,971	509,971	—	—
Restricted cash	N/A	127,278	—	—	127,278	127,278	—	—
U.S. treasury securities	Level 1	71,749	1	(204)	71,546	—	16,718	54,828
Agency bonds	Level 1	11,900	6	—	11,906	—	11,906	—
Equity securities	Level 1	500	4,613	—	5,113	—	5,113	—
Total		$802,430	$4,620	$(204)	$806,846	$718,281	$33,737	$54,828

	December 31, 2020
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$32,915	$—	$—	$32,915	$32,915	$—	$—
Money markets funds	Level 1	886,261	—	—	886,261	886,261	—	—
Restricted cash	N/A	20,544	—	—	20,544	20,544	—	—
U.S. treasury securities	Level 1	137,502	159	—	137,661	6,100	131,561	—
Agency bonds	Level 1	11,900	22	—	11,922	—	—	11,922
Total		$1,089,122	$181	$—	$1,089,303	$945,820	$131,561	$11,922

As of December 31, 2021 and 2020, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $54,671 and $0, with aggregate unrealized losses of $204 and $0, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. In addition, as of December 31, 2021 and 2020, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of our amortized cost basis. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of December 31, 2021 and 2020, we had accrued interest of $86 and $108, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	December 31,
	2021	2020
Properties for sale	$119,410	$17,153
Properties not available for sale	16,377	7,225
Properties under improvement	222,434	24,780
Inventory	$358,221	$49,158

Index to Notes
Inventory costs include direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of December 31, 2021 and 2020, lower of cost or net realizable value write-downs were $2,364 and $29, respectively. These write-downs are included within the changes in inventory in net cash (used in) provided by operating activities in our consolidated statements of cash flows. During the year ended December 31, 2021, we purchased 2,021 homes with an inventory value of $1,034,916 and sold 1,450 homes with an inventory value of $738,809. During the year ended December 31, 2020, we purchased 394 homes with an inventory value of $158,269 and sold 453 homes with an inventory value of $182,906.

Note 6: Property and Equipment

The components of property and equipment were as follows:

		December 31,
	Useful Lives (years)	2021	2020
Leasehold improvements	Shorter of lease term or economic life	$33,455	$29,558
Website and software development costs	2 - 3	50,439	33,278
Computer and office equipment	3 - 5	14,216	7,765
Software	3	1,871	1,858
Furniture	7	8,091	7,450
Property and equipment, gross		108,072	79,909
Accumulated depreciation and amortization		(59,766)	(41,614)
Construction in progress		10,365	5,693
Property and equipment, net		$58,671	$43,988

Depreciation and amortization expense for property and equipment amounted to $20,047, $14,076, and $8,742 for the years ended December 31, 2021, 2020, and 2019, respectively. We capitalized software development costs, including stock-based compensation, of $19,175, $11,414, and $8,396 during the years ended December 31, 2021, 2020, and 2019, respectively.

Note 7: Leases

The components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$9,437	$8,571
Operating lease cost(1)	Operating expenses	6,123	4,370
Total operating lease cost		$15,560	$12,941
Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$492	$130
Interest on lease liabilities	Cost of revenue	73	20
Total finance lease cost		$565	$150

(1) Includes lease expense with initial terms of twelve months or less of $1,464 and $998 for the year ended December 31, 2021 and 2020.

Index to Notes

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2022	$17,234	$574	$929	$18,737
2023	16,224	561	334	17,119
2024	14,653	475	312	15,440
2025	11,233	156	193	11,582
2026	10,495	—	18	10,513
Thereafter	6,434	—	—	6,434
Total lease payments	$76,273	$1,766	$1,786	$79,825
Less: Interest(1)	7,636	141
Present value of lease liabilities	$68,637	$1,625

(1) Includes interest on operating leases of $2,674 and financing leases of $73 due within the next twelve months.

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining operating lease term (years)	4.8	5.2
Weighted-average remaining finance lease term (years)	3.2	3.5
Weighted-average discount rate for operating leases	4.4%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Year Ended December 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$16,421	$14,207
Operating cash outflows from finance leases	83	20
Financing cash outflows from finance leases	347	102
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$7,677	$1,186
Finance leases	1,333	669

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

Index to Notes
Lawsuit Alleging Violations of the Fair Housing Act—On October 28, 2020, a group of ten organizations filed a complaint against us in the U.S. District Court for the Western District of Washington. The organizations are the National Fair Housing Alliance, the Fair Housing Center of Metropolitan Detroit, the Fair Housing Justice Center, the Fair Housing Rights Center in Southeastern Pennsylvania, the HOPE Fair Housing Center, the Lexington Fair Housing Council, the Long Island Housing Services, the Metropolitan Milwaukee Fair Housing Council, Open Communities, and the South Suburban Housing Center. The complaint alleges that certain of our business policies and practices violate certain provisions of the Fair Housing Act (the “FHA”). The plaintiffs allege that these policies and practices (i) have the effect of our services being unavailable in predominantly non-white communities on a more frequent basis than predominantly white communities and (ii) are unnecessary to achieve a valid interest or legitimate objective. The complaint focuses on the following policies and practices, as alleged by the plaintiffs: (i) a home's price must exceed a certain dollar amount before we offer service through one of our lead agents or partner agents and (ii) our services and pricing structures are available only for homes serviced by one of our lead agents and those same services and pricing structures may not be offered by one of our partner agents. The plaintiffs seek (i) a declaration that our alleged policies and practices violate the FHA, (ii) an order enjoining us from further alleged violations, (iii) an unspecified amount of monetary damages, and (iv) payment of plaintiffs’ attorneys' fees and costs. In December 2021, we offered to settle the plaintiffs' claims for an amount that is not material to our consolidated financial statements taken as a whole, and we accrued a legal settlement expense for our settlement offer, net of funds we expect to receive from our insurance carrier.

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

On November 20, 2020, Jason Bell, who is one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint is pled as a class action and alleges that, (1) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (2) during the time he served as a lead agent, we misclassified him as an employee who was exempt from minimum wage and overtime laws. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, waiting time and other penalties, injunctive and other equitable relief, and plaintiff's attorneys' fees and costs. On August 12, 2021, the court granted our motion to compel arbitration on the plaintiff’s non-PAGA claims and stayed the plaintiff’s PAGA claims pending resolution of the arbitration. Following the court’s grant, the plaintiff filed an arbitration demand.

On March 24, 2021, Anthony Bush, who is one of our former associate agents, filed a complaint against us in the Superior Court of California, County of Alameda. The complaint alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On September 27, 2021, the court granted our motion to stay the plaintiff’s action pending resolution of the PAGA claims brought against us by Devin Cook described above. The plaintiff has since filed an arbitration demand, and we have filed a motion to stay the arbitration pending resolution of the claims brought against us by Devin Cook described above.

Other Commitments

Other commitments relate to homes that are under contract to purchase through our properties business but that have not closed, and network infrastructure for our data operations.

Future payments due under these agreements as of December 31, 2021 are as follows:

Index to Notes

	Homes Under Contract	Other Commitments
2022	$15,690	$17,392
2023	—	2,938
2024	—	1,087
2025	—	—
2026	—	—
Thereafter	—	—
Total future minimum payments	$15,690	$21,417

Our title and settlement business holds cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of December 31, 2021, we held $9,905 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		December 31, 2021			December 31, 2020
	Weighted-Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$71,040	$(6,004)	$65,036	$1,040	$(650)	$390
Developed technology	3.3	63,480	(17,285)	46,195	2,980	(1,862)	1,118
Customer relationship	10	81,360	(6,662)	74,698	860	(538)	322
		$215,880	$(29,951)	$185,929	$4,880	$(3,050)	$1,830

Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives to a split between general and administrative and cost of revenue for customer relationships and trade names; and developed technology intangible assets are split between general and administrative expense, cost of revenue, and technology and development expense in our consolidated statements of comprehensive loss. Amortization expense amounted to $26,901 and $488 for the years ended December 31, 2021 and 2020, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of December 31, 2021:

2022	$35,705
2023	35,705
2024	20,458
2025	15,050
2026	15,050
Thereafter	63,961
Estimated remaining amortization expense	$185,929

Goodwill—The following table presents the carrying amount of goodwill:

Balance as of December 31, 2020	$9,186
Goodwill resulting from acquisition	400,196
Balance as of December 31, 2021	$409,382

Index to Notes
Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	December 31,
	2021	2020
Accrued compensation and benefits	$78,437	$49,238
Miscellaneous accrued and other liabilities	25,217	22,906
Payroll tax liability deferred by the CARES Act	7,760	6,812
Customer contract liabilities	6,708	3,688
Total accrued and other liabilities	$118,122	$82,644

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

As of December 31, 2021, the carrying value of our convertible preferred stock, net of issuance costs, is $39,868, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on January 3, 2022. These shares are included in basic and diluted net loss per share attributable to common stock, as described in Note 13. As of December 31, 2021, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of December 31, 2021 and 2020, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of December 31, 2021 and 2020, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

Amended and Restated 2004 Equity Incentive Plan—We granted stock options under our 2004 Equity Incentive Plan, as amended ("2004 Plan"), until July 26, 2017, when we terminated it in connection with our IPO. Accordingly, no shares are available for future issuance under our 2004 Plan. Our 2004 Plan continues to govern outstanding equity awards granted thereunder, all of which are fully vested. The term of each stock option under the plan is no more than 10 years, and each stock option generally vests over a four-year period.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	December 31,
	2021	2020
Stock options issued and outstanding	4,019,011	5,733,738
Restricted stock units outstanding	4,617,425	4,459,743
Shares available for future equity grants	15,205,854	11,309,377
Total shares reserved for future issuance	23,842,290	21,502,858

Index to Notes
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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	December 31,
	2021	2020
Shares available for issuance at beginning of period	4,039,667	3,330,271
Shares issued during the period	(334,248)	(320,609)
Total shares available for issuance at end of period	3,705,419	3,009,662

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to our ESPP are as follows:

	For the Offering Period beginning July 1, 2021	For the Offering Period beginning January 1, 2021
Expected life	0.5 years	0.5 years
Volatility	74.50%	61.49%
Risk-free interest rate	0.05%	0.09%
Dividend yield	—%	—%
Weighted-average grant date fair value	$22.79	$21.41

Stock Options—Option activity for the year ended December 31, 2021 was as follows:

	Number Of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,733,738	$7.23	4.39	$352,076
Options exercised	(1,709,324)	5.34
Options forfeited or cancelled	(5,403)	10.80
Outstanding at December 31, 2021	4,019,011	$8.02	3.73	$122,038
Options exercisable at December 31, 2021	3,869,011	$7.27	3.59	$120,404

The fair value of stock option awards was estimated at the grant date with the following weighted-average assumptions:

	December 31,
	2021	2020	2019
Expected life	0 years	0 years	6.5 years
Volatility	—%	—%	33.76%
Risk-free interest rate	—%	—%	2.12%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$—	$—	$3.22

Index to Notes
The grant date fair value of our stock options is recorded as stock-based compensation over the stock options' vesting period. We have not granted stock options since 2019, when we granted stock options subject to performance conditions ("PSOs"), with a target of 150,000 shares and a maximum of 300,000 shares, to our chief executive officer. The options have an exercise price of $27.50 per share and have the same performance and vesting conditions as the restricted stock units subject to performance conditions that we granted in 2019. We determined that vesting is probable and have accrued compensation expense for the PSOs. These PSOs completed their requisite service and measurement period as of December 31, 2021 and therefore there is no remaining unrecognized stock-based compensation. However, the PSOs have not vested because our board of directors has not determined and certified the PSOs' achievement level.

The fair value of stock options vested and the intrinsic value of stock options exercised are as follows:

	Year Ended December 31,
	2021	2020	2019
Fair value of options vested	$793	$2,228	$4,747
Intrinsic value of options exercised	90,920	55,822	20,811

Restricted Stock Units—Restricted stock unit activity for the year ended December 31, 2021 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	4,459,743	$27.44
Granted	2,424,523	44.82
Vested	(1,559,425)	25.70
Forfeited or canceled	(707,416)	27.60
Outstanding or deferred at December 31, 2021(1)	4,617,425	$37.13

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of December 31, 2021 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in the basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of December 31, 2021, there was $152,632 of total unrecognized stock-based compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.75 years.

As of December 31, 2021, there were 335,383 restricted stock units subject to performance and market conditions ("PSUs") outstanding at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSUs' related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions will be recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Year Ended December 31,
	2021	2020	2019
Expense associated with the current period	$6,314	$2,664	$894
Expense due to reassessment of achievement related to prior periods	—	190	(610)
Total expense	$6,314	$2,854	$284

Index to Notes
Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$13,614	$8,844	$6,087
Technology and development(1)	23,275	16,564	12,362
Marketing	2,350	1,569	1,418
General and administrative	15,483	9,996	7,947
Total stock-based compensation	$54,722	$36,973	$27,814

(1) Net of $4,059, $2,348 and $1,280 of stock-based compensation expense capitalized for internally developed software for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(109,613)	$(18,527)	$(80,805)
Dividends on convertible preferred stock	(7,269)	(4,454)	—
Net loss attributable to common stock—basic and diluted	$(116,882)	$(22,981)	$(80,805)

Denominator:
Weighted-average shares—basic and diluted(1)	104,683,460	98,574,529	91,583,533
Net loss per share attributable to common stock—basic and diluted	$(1.12)	$(0.23)	$(0.88)

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

	Year Ended December 31,
	2021	2020	2019
2023 notes as if converted	769,623	838,821	—
2025 notes as if converted	9,119,960	9,119,960	—
2027 notes as if converted	6,147,900	—	—
Convertible preferred stock as if converted	2,040,000	2,040,000	—
Stock options outstanding(1)	4,019,011	5,733,738	7,792,181
Restricted stock units outstanding(1)(2)	4,589,696	4,443,315	5,023,412
Total	26,686,190	22,175,834	12,815,593

Index to Notes
(1) Excludes 335,383 incremental PSUs and 150,000 incremental PSOs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs and PSOs.
(2) Excludes 27,729 restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors as of December 31, 2021.

Note 14: Income Taxes

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented:

	December 31,
	2021	2020
Deferred income tax assets
Net operating loss carryforwards	$143,917	$57,763
Business interest limitation carryforwards	35,234	—
Tax credit carryforwards	18,828	12,422
Stock-based compensation	7,117	6,011
Compensation accruals	7,606	7,026
Lease liabilities	17,396	17,540
Accruals and reserves	4,542	1,004
Fixed assets	3,887	1,075
Gross deferred income tax assets	238,527	102,841
Valuation allowance	(176,872)	(44,307)
Total deferred income tax assets, net of valuation allowance	61,655	58,534
Deferred income tax liabilities
Intangible assets	(48,250)	(514)
Convertible senior notes	—	(45,616)
Right-of-use assets	(13,465)	(12,404)
Other	(1,141)	—
Total deferred income tax liabilities	(62,856)	(58,534)
Net deferred income tax assets and liabilities	$(1,201)	$—

The valuation allowance increased by $132,565 during the year ended December 31, 2021.

The valuation allowance decreased by $17,967 and increased by $24,264 during the years ended December 31, 2020 and 2019, respectively.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for all periods presented. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

The following table represents our net operating loss ("NOL") carryforwards as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Federal	$611,296	$227,751
Various states	18,777	12,576
Foreign	3,213	2,050

Federal NOL carryforwards are available to offset federal taxable income and begin to expire in 2025, with NOL carryforwards of $320,123 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period. State NOL carryforwards are available to offset future taxable income and began to expire in 2021. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Foreign NOL carryforward periods for foreign federal and provincial jurisdictions are generally 20 years.

Index to Notes

Net research and development credit carryforwards of $18,828 and $12,422 are available as of December 31, 2021 and 2020, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $149,710 and $867 are available as of December 31, 2021 and 2020, respectively, to offset future U.S. federal taxable over an indefinite period.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL, and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with the acquisition of RentPath, RentPath experienced an ownership change that triggered Section 382. As of September 30, 2021, RentPath completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in our ability to fully utilize RentPath’s pre-change NOLs.

The components of loss before benefit for income taxes for the years ended December 31, 2021, 2020, and 2019 were $(114,262), $(17,582), and $(79,518), for federal purposes, respectively, and $(1,458), $(945), and $(1,287), for foreign purposes, respectively.

The following table is a reconciliation of the U.S. federal income tax at statutory rate to our effective income tax rate:

	December 31,
	2021	2020	2019
U.S. federal income tax at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	9.06	25.23	4.71
Stock-based compensation	14.88	69.14	1.20
Permanent differences	(0.12)	(1.03)	(0.97)
Federal research and development credit	5.41	20.42	2.45
Change in valuation allowance	(41.89)	(132.88)	(29.73)
Other	(1.62)	1.32	1.34
Acquisition costs	(1.44)	—	—
Extinguishment of 2023 Notes	—	(3.20)	—
Effective income tax rate	5.28%	—%	—%

We recorded an income tax benefit of $6,107 for the year ended December 31, 2021, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of RentPath and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our deferred income tax benefit was partially offset by current state income tax expense recorded for the year ended December 31, 2021. We did not record any tax benefits for the years ended December 31, 2020 and 2019.

The difference between the U.S. federal income tax at statutory rate of 21% for the years ended December 31, 2021, 2020, and 2019, and our effective tax rate in all periods is primarily due to a full valuation allowance related to our U.S. deferred tax assets. For the year ended December 31, 2020, the difference between our estimated statutory state income tax rate of 7.09% and the state income tax rate of 25.23% as reported in the rate reconciliation is primarily due to the impact of tax deductions for stock-based compensation which provide permanent and favorable differences between pre-tax operating losses for financial reporting purposes and losses reported for income tax purposes. Our reported state income tax rate of 25.23% differs from our effective state income tax rate of 0% primarily due to a full valuation allowance related to our state deferred tax assets.

Index to Notes
The following table summarizes the components of our income tax benefit for the periods presented:

	December 31,
	2021	2020	2019
Current income tax expense:
U.S. - State	$1,215	$—	$—
Total current income tax expense	1,215	—	—
Deferred income tax benefit:
U.S. - State	(7,322)	—	—
Total deferred income tax benefit	(7,322)	—	—
Total income tax benefit	$(6,107)	$—	$—

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

The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
	2021	2020
Unrecognized benefit—beginning of year	$3,105	$2,159
Gross decreases—prior year tax positions	32	—
Gross increases—current year tax positions	1,555	946
Unrecognized benefit—end of year	$4,692	$3,105

All of the unrecognized tax benefits as of December 31, 2021 and 2020 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $4,692 and $3,105 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for each year ended December 31, 2021 and 2020 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2021.

Our material income tax jurisdictions are the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal and foreign purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Index to Notes
Note 15: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, Redfin Mortgage, our wholly owned mortgage origination subsidiary, utilizes warehouse credit facilities that are classified as current liabilities on our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan, and rights and income related to the loans. The following table summarizes borrowings under these facilities as of the periods presented:

	December 31, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$17,089	3.00%	$50,000	$18,277	3.25%
Texas Capital Bank, N.A.	40,000	11,852	3.01%	40,000	12,903	3.35%
Flagstar Bank, FSB	25,000	4,102	3.00%	15,000	7,849	3.00%
Total	$115,000	$33,043	—	$105,000	$39,029	—

Borrowings under the facility with Western Alliance Bank mature on June 15, 2022 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.25% or (ii) 3.00%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of December 31, 2021.

Borrowings under the facility with Texas Capital Bank, N.A. mature on September 14, 2022 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.25% or (ii) 2.95%. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

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

	December 31, 2021			December 31, 2020
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$200,000	$199,781	3.30%	$100,000	$23,949	4.40%

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

As of December 31, 2021 and 2020, RedfinNow Borrower had $567,128 and $65,191 of total assets, respectively, of which $337,630 and $47,620 related to inventory, and $101,064 and $11,818 in cash and cash equivalents, respectively.

For the years ended December 31, 2021 and 2020 we amortized $324 and $619 of the debt issuance costs and recognized $3,946 and $643 of interest expense, respectively.

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

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended December 31, 2021.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of the convertible senior notes are as follows:

	December 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$232	$23,280
2025 notes	661,250	—	10,467	650,783
2027 notes	575,000	—	11,766	563,234

	December 31, 2020
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$25,626	$2,776	$368	$22,482
2025 notes	661,250	163,077	9,905	488,268

Index to Notes

	Year End December 31,
	2021	2020	2019
2023 notes
Contractual interest expense	$413	$2,113	$2,516
Amortization of debt discount	—	4,735	5,405
Amortization of debt issuance costs	189	623	724
Total interest expense	$602	$7,471	$8,645

2025 notes
Contractual interest expense	—	—	—
Amortization of debt discount	—	5,693	—
Amortization of debt issuance costs	2,760	346	—
Total interest expense	$2,760	$6,039	$—

2027 notes
Contractual interest expense	2,187	—	—
Amortization of debt discount	—	—	—
Amortization of debt issuance costs	1,705	—	—
Total interest expense	$3,892	$—	$—

Total
Contractual interest expense	2,600	2,113	2,516
Amortization of debt discount	—	10,428	5,405
Amortization of debt issuance costs	4,654	969	724
Total interest expense	$7,254	$13,510	$8,645

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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•if we call any or all of the applicable notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date; or
•upon the occurrence of specified corporate events.

With respect to our 2023 notes, the first condition described above was satisfied during the quarter ended December 31, 2021. As a result, our 2023 notes will be convertible at a holder's option during the quarter ending March 31, 2022, and have been classified as current liabilities on our consolidated balance sheet as of December 31, 2021.

Index to Notes
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

2027 Capped Calls—In connection with the pricing of our 2027 notes, we entered into capped call transactions with certain counterparties (the “2027 capped calls”). The 2027 capped calls have initial strike prices of $93.53 per share and initial cap prices of $138.56 per share, in each case subject to certain adjustments. Conditions that cause adjustments to the initial strike price and initial cap price of the 2027 capped calls are similar to the conditions that result in corresponding adjustments to the conversion rate for our 2027 notes. The 2027 capped calls cover, subject to anti-dilution adjustments, 6,147,900 shares of our common stock and are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2027 notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2027 capped calls are separate transactions, and not part of the terms of our 2027 notes. As these instruments meet certain accounting criteria, the 2027 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $62,647 incurred in connection with the 2027 capped calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets.

Note 16: Subsequent Event

Agreement to Acquire Bay Equity—On January 10, 2022, we and Ruby Merger Sub LLC ("Merger Sub"), one of our wholly owned subsidiaries, entered into a merger agreement to acquire Bay Equity LLC (“Bay Equity”). Pursuant to the merger agreement, Merger Sub will merge with and into BE Holdings, LLC ("BE Holdings"), which owns all of the equity interests of Bay Equity, and BE Holdings will continue as the surviving entity and become a wholly owned subsidiary of Redfin as of the closing of the acquisition. Bay Equity is a national, full-service mortgage lender.

The purchase price for the acquisition will be a $72,500 premium to BE Holdings’s tangible book value as of the closing date (the “Purchase Price”). Based on Bay Equity' estimated tangible book value as of December 31, 2021, the purchase price would have been $135,000 if we closed the acquisition on December 31, 2021. After deducting certain transaction expenses from the Purchase Price (such resulting amount, the “Merger Consideration”), we will pay two-thirds of the Merger Consideration in cash and one-third of the Merger Consideration in shares of our common stock, subject to certain adjustments contemplated by the Merger Agreement.

The closing is subject to customary conditions, including (i) the absence of any court or regulatory order prohibiting the closing, (ii) the attainment of certain regulatory approvals and of consents from certain contractual counterparties, and (iii) agreement of certain Bay Equity executives, loan officers, and other employees to continue their employment with Bay Equity after the closing.

Amendment of Secured Revolving Credit Facility—On February 9, 2022, we increased the borrowing capacity of our secured revolving credit facility to $400,000 and extended its maturity date to August 9, 2023.

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

As permitted by SEC guidance, our management has excluded from its evaluation of the effectiveness of our internal control over financial reporting the internal control over financial reporting of RentPath, which we acquired on April 2, 2021. RentPath constituted 3.1% of our total assets (after excluding goodwill and intangible assets which were integrated with our systems and control environment), 6.3% of our revenues, and 39.3% of our net loss, of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders by April 30, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders by April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders by April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders by April 30, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders by April 30, 2022.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filing	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of January 10, 2022, by and among Redfin Corporation, Ruby Merger Sub LLC, BE Holdco, LLC, and Brett McGovern	8-K	2.1	Jan. 11, 2022
3.1	Restated Certificate of Incorporation	10-Q	3.1	Sept. 8, 2017
3.2	Restated Bylaws	8-K	3.1	Jan. 26, 2022
3.3	Amended and Restated Certificate of Designation, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	June 15, 2020
4.1	Form of Common Stock Certificate	S-1/A	4.1	July 26, 2017
4.2	Description of Common Stock				X
4.3	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	July 23, 2018
4.4	Form of Convertible Senior Note due 2023 (contained in exhibit 4.3)	8-K	4.1	July 23, 2018
4.5	Indenture, dated as of October 20, 2020 between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	Oct. 20, 2020
4.6	Form of Convertible Senior Note due 2025 (contained in exhibit 4.5)	8-K	4.1	Oct. 20, 2020
4.7	Indenture, dated as of March 25, 2021, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	March 25, 2021
4.8	Form of Convertible Senior Note due 2027 (contained in exhibit 4.7)	8-K	4.2	March 25, 2021
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	10.3	Feb. 22, 2018
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)	10-Q	10.1	May 8, 2019
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (June 2018)	8-K	10.1	June 6, 2018
10.5	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	10.1	June 6, 2019
10.6	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)	10-Q	10.2	Aug. 1, 2019
10.7	Form of Indemnification Agreement	S-1/A	10.1	July 17, 2017
10.8	Form of Change in Control Severance Agreement	10-Q	10.1	Nov. 5, 2020
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	10.4	June 30, 2017
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	10.5	June 30, 2017
10.11	Amended and Restated Offer Letter by and between Redfin Corporation and Anthony Kappus, dated February 9, 2022				X
10.12	Amended and Restated Offer Letter by and between Redfin Corporation and Scott Nagel, dated June 27, 2017	S-1	10.6	June 30, 2017
10.13	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	10.6	Feb. 22, 2018
10.14	Offer Letter by and between Redfin Corporation and Christian Taubman, dated October 13, 2019	10-K	10.13	Feb. 12, 2020
10.15	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017	10-K	10.10	Feb. 14, 2019
10.16	Form of Registration Rights Agreement by and among Redfin Corporation, Brett McGovern, as the member representative, and each member party thereto	8-K	10.1	Jan. 11, 2022
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in "Signatures")				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive Data Files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 17, 2022	By	/s/ Glenn Kelman
(Date)		Glenn Kelman Chief Executive Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2022
Chris Nielsen

/s/ David Lissy	Chairman of the Board of Directors	February 17, 2022
David Lissy

/s/ Robert Bass	Director	February 17, 2022
Robert Bass

/s/ Julie Bornstein	Director	February 17, 2022
Julie Bornstein

/s/ Kerry Chandler	Director	February 17, 2022
Kerry Chandler

/s/ Austin Ligon	Director	February 17, 2022
Austin Ligon

/s/ Robert Mylod, Jr.	Director	February 17, 2022
Robert Mylod, Jr.

/s/ James Slavet	Director	February 17, 2022
James Slavet

/s/ Selina Tobaccowala	Director	February 17, 2022
Selina Tobaccowala