Form 10-Q
period 2022-03-31
Redfin Corp
filed 2022-05-05
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

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

The registrant had 107,173,678 shares of common stock outstanding as of April 28, 2022.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility with Goldman Sachs, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us," and "our" refer to Redfin Mortgage, LLC or Bay Equity LLC, as the context dictates.

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2021, as supplemented by Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$612,680	$591,003
Restricted cash	36,047	127,278
Short-term investments	95,458	33,737
Accounts receivable, net of allowances for credit losses of $1,464 and $1,298	52,282	69,594
Inventory	245,487	358,221
Loans held for sale	23,693	35,759
Prepaid expenses	26,836	22,948
Other current assets	6,748	7,524
Total current assets	1,099,231	1,246,064
Property and equipment, net	60,836	58,671
Right-of-use assets, net	51,417	54,200
Long-term investments	56,194	54,828
Goodwill	409,382	409,382
Intangible assets, net	177,003	185,929
Other assets, noncurrent	13,090	12,898
Total assets	$1,867,153	$2,021,972
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$22,693	$12,546
Accrued and other liabilities	103,449	118,122
Warehouse credit facilities	22,285	33,043
Secured revolving credit facility	136,869	199,781
Convertible senior notes, net	—	23,280
Lease liabilities	15,070	15,040
Total current liabilities	300,366	401,812
Lease liabilities, noncurrent	51,719	55,222
Convertible senior notes, net, noncurrent	1,238,585	1,214,017
Deferred tax liabilities	981	1,201
Total liabilities	1,591,651	1,672,252
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	39,879	39,868
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 107,025,691 and 106,308,767 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	107	106
Additional paid-in capital	699,225	682,084
Accumulated other comprehensive loss	(739)	(174)
Accumulated deficit	(462,970)	(372,164)
Total stockholders’ equity	235,623	309,852
Total liabilities, mezzanine equity, and stockholders’ equity	$1,867,153	$2,021,972

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Service	$217,593	$175,593
Product	379,753	92,726
Total revenue	597,346	268,319
Cost of revenue
Service	165,809	134,851
Product	358,999	91,110
Total cost of revenue	524,808	225,961
Gross profit	72,538	42,358
Operating expenses
Technology and development	49,640	27,678
Marketing	43,342	11,802
General and administrative	58,966	37,391
Restructuring and reorganization	5,710	—
Total operating expenses	157,658	76,871
Loss from operations	(85,120)	(34,513)
Interest income	220	159
Interest expense	(3,861)	(1,338)
Income tax expense	(134)	—
Other expense, net	(1,911)	(92)
Net loss	$(90,806)	$(35,784)
Dividends on convertible preferred stock	(793)	(2,336)
Net loss attributable to common stock—basic and diluted	$(91,599)	$(38,120)
Net loss per share attributable to common stock—basic and diluted	$(0.86)	$(0.37)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	106,664,140	103,427,764

Net loss	$(90,806)	$(35,784)
Other comprehensive income (loss)
Foreign currency translation adjustments	4	—
Unrealized gain (loss) on available-for-sale debt securities	561	(50)
Comprehensive loss	$(90,241)	$(35,834)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(90,806)	$(35,784)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,813	4,341
Stock-based compensation	16,788	12,583
Amortization of debt discount and issuance costs	1,440	855
Non-cash lease expense	3,169	2,533
Net loss (gain) on IRLCs, forward sales commitments, and loans held for sale	60	(1,052)
Other	2,290	109
Change in assets and liabilities:
Accounts receivable, net	17,312	7,303
Inventory	112,734	(48,213)
Prepaid expenses and other assets	(1,982)	(3,359)
Accounts payable	9,876	5,947
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(14,442)	8,873
Lease liabilities	(3,642)	(2,951)
Origination of loans held for sale	(159,186)	(227,090)
Proceeds from sale of loans originated as held for sale	170,577	225,140
Net cash provided by (used in) operating activities	79,001	(50,765)
Investing activities
Purchases of property and equipment	(7,442)	(5,285)
Purchases of investments	(77,596)	(67,877)
Sales of investments	5,346	—
Maturities of investments	6,500	63,589
Net cash used in investing activities	(73,192)	(9,573)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	1,887	3,411
Tax payments related to net share settlements on restricted stock units	(2,595)	(10,860)
Borrowings from warehouse credit facilities	152,386	216,382
Repayments to warehouse credit facilities	(163,144)	(214,747)
Borrowings from secured revolving credit facility	156,799	71,177
Repayments to secured revolving credit facility	(219,711)	(46,275)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	488,691
Purchases of capped calls related to convertible senior notes	—	(54,480)
Payments for repurchases and conversions of convertible senior notes	—	(1,886)
Other financing payables	—	6,521
Principal payments under finance lease obligations	(217)	(67)
Cash paid for secured revolving credit facility issuance costs	(764)	(305)
Net cash (used in) provided by financing activities	(75,359)	457,562
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	1
Net change in cash, cash equivalents, and restricted cash	(69,554)	397,225
Cash, cash equivalents, and restricted cash:
Beginning of period	718,281	945,820
End of period	$648,727	$1,343,045

Supplemental disclosure of cash flow information
Cash paid for interest	$3,377	$973
Non-cash transactions
Stock-based compensation capitalized in property and equipment	1,134	732
Property and equipment additions in accounts payable and accrued liabilities	326	2,348
Leasehold improvements paid directly by lessor	—	1,334

	As of March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$612,680	$1,241,255
Restricted cash	36,047	101,790
Total cash, cash equivalents, and restricted cash	$648,727	$1,343,045

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	670,050	1	3,462	—	—	3,463
Issuance of common stock pursuant to settlement of restricted stock units	—	—	360,351	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(115,030)	—	(10,860)	—	—	(10,860)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(54,480)	—	—	(54,480)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	36,980	—	(52)	—	—	(52)
Stock-based compensation	—	—	—	—	13,316	—	—	13,316
Other comprehensive loss	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(35,784)	—	(35,784)
Balance, March 31, 2021	40,000	$39,834	103,983,585	$104	$641,702	$(298,335)	$161	$343,632

Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	208,499	—	1,815	—	—	1,815
Issuance of common stock pursuant to settlement of restricted stock units	—	—	684,357	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(206,572)	—	(2,595)	—	—	(2,595)
Stock-based compensation	—	—	—	—	17,922	—	—	17,922
Other comprehensive loss	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	—	—	(90,806)	—	(90,806)
Balance, March 31, 2022	40,000	$39,879	107,025,691	$107	$699,225	$(462,970)	$(739)	$235,623

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

The financial information as of December 31, 2021 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2021 included in Item 8 in our annual report for the year ended December 31, 2021. Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2022, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three months ended March 31, 2022 and 2021, as well as our statements of cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale, estimated useful life of intangible assets, fair value of reporting units for purposes of allocating and evaluating goodwill for impairment, and current expected credit losses on certain financial assets. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Restructuring and Reorganization—Restructuring and reorganization expenses primarily consist of employee termination costs (including severance, retention, benefits, and payroll taxes) for our mortgage and rentals segments due to the restructuring and reorganization activities from our acquisitions of Bay Equity LLC (“Bay Equity”) and RentPath Holdings, Inc., respectively. These expenses are included in restructuring and reorganization in our consolidated statements of comprehensive loss and in accrued and other liabilities in our consolidated balance sheets. We expect to complete the restructuring and reorganization activities by the end of 2022.

Recently Adopted Accounting Pronouncements—None applicable.

Index to Notes to Financial Statements
Recently Issued Accounting Pronouncements—On October 28, 2021, the Financial Accounting Standards Board issued ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a result of the amendments made by ASU 2021-08, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. The amendments made by ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We elected to early adopt this standard in the second quarter of 2022, and we do not expect any material impact on our financial statements as a result of adopting ASU 2021-08.

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

The results of operations and the fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of acquisition. RentPath is reported in our rentals segment in Note 3. The goodwill recognized in connection with our acquisition of RentPath is primarily attributable to the anticipated synergies from future growth of the combined business and is not expected to be deductible for tax purposes. We assigned the recognized goodwill of $241,045 and $159,151 to the real estate services and rentals segments, respectively.

The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the RentPath Acquisition:

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

There were no acquisition-related costs associated with the RentPath Acquisition for the three months ended March 31, 2022.

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

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three months ended March 31, 2022 and 2021. The pro forma financial information combines our results of operations with that of RentPath as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the RentPath Acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for bankruptcy costs, depreciation and amortization, provision for income taxes, transaction costs, and interest expense related to debt that would not have been incurred if we had consummated the RentPath Acquisition on January 1, 2020:

	Three Months Ended March 31,
	2022	2021
Revenue	$597,346	$311,243
Net loss	(90,726)	(42,622)

The gross impacts of material non-recurring adjustments made in the pro forma financial information disclosed above were $150 and $71,230 for the three months ended March 31, 2022 and 2021, respectively. These adjustments primarily relate to the reorganization, bankruptcy, and other costs that would not have been incurred if we had consummated the RentPath Acquisition on January 1, 2020 and decreased expense in the periods specified. These adjustments also include an income tax benefit resulting from the RentPath Acquisition, which assumes that we had consummated the RentPath Acquisition on January 1, 2020.

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. All other financial information is presented on a consolidated basis. We have six operating segments and four reportable segments, real estate services, properties, rentals, and mortgage. Our CODM evaluates the rentals segment as a stand-alone business; accordingly, we are separately reporting the segment's operating expenses from our consolidated operating expenses. Our mortgage operating segment does not meet the reportable segment quantitative thresholds set forth in ASC 280, but due to our anticipated acquisition of Bay Equity (see Note 16 for details on the closing of our acquisition of Bay Equity), beginning in the fourth quarter of 2021, we moved our mortgage segment from the "other" segment and now present it as a standalone reportable segment. We have reflected this change to the earliest period presented for comparability purposes. These changes had no impact on our previously reported consolidated net revenue, loss from operations, net loss, or net loss per share.

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

Information on each of the reportable and other segments and reconciliation to consolidated net loss is as follows:

	Three Months Ended March 31,
	2022	2021
Revenue
Real estate services (brokerage)	$167,872	$156,447
Real estate services (partner)	9,615	12,162
Properties	379,753	92,726
Rentals	38,044	—
Mortgage	2,917	5,711
Other	4,368	3,646
Intercompany eliminations	(5,223)	(2,373)
Total	$597,346	$268,319

Cost of revenue
Real estate services	$153,784	$128,216
Properties	358,866	91,130
Rentals	7,193	—
Mortgage	5,517	5,869
Other	4,671	3,119
Intercompany eliminations	(5,223)	(2,373)
Total	$524,808	$225,961

Gross profit
Real estate services	$23,703	$40,393
Properties	20,887	1,596
Rentals	30,851	—
Mortgage	(2,600)	(158)
Other	(303)	527
Total	$72,538	$42,358

Real estate services, properties, mortgage, and other operating expenses	$109,781	$76,871
Rentals operating expenses	47,877	—
Loss from operations	(85,120)	(34,513)
Interest income	220	159
Interest expense	(3,861)	(1,338)
Income tax expense	(134)	—
Other expense, net	(1,911)	(92)
Net loss	$(90,806)	$(35,784)

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

Notional Amounts	March 31, 2022	December 31, 2021
Forward sales commitments	$43,260	$70,550
IRLCs	43,283	67,485

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended March 31,
Instrument	Classification	2022	2021
Forward sales commitments	Service revenue	$1,503	$1,928
IRLCs	Service revenue	(887)	166

Fair Value of Financial Instruments

In May 2020, we purchased preferred stock of Matterport, Inc. ("Matterport"), then a privately held company. In July 2021, Matterport became a publicly traded company through a business combination transaction with a special purpose acquisition vehicle. In connection with the transaction, we received Matterport's publicly traded Class A common stock in exchange for the preferred stock that we owned. We previously recorded our investment at cost because the preferred stock did not have a readily determinable fair value, but upon receipt of the publicly traded common stock, we recorded our investment at fair value. In January 2022, we sold the Class A common stock and recognized a loss relative to this previously recorded fair value in other expense, net in our consolidated statement of comprehensive loss for the three months ended March 31, 2022. This loss is also included in adjustments to reconcile net loss to net cash used in operating activities, as a component of other, in our consolidated statement of cash flows for the three months ended March 31, 2022.

Index to Notes to Financial Statements

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$398,651	$398,651	$—	$—
Total cash equivalents	398,651	398,651	—	—
Short-term investments
U.S. treasury securities	88,555	88,555	—	—
Agency bonds	6,903	6,903	—	—
Loans held for sale	23,693	—	23,693	—
Other current assets
Forward sales commitments	1,547	—	1,547	—
IRLCs	550	—	—	550
Total other current assets	2,097	—	1,547	550
Long-term investments
U.S. treasury securities	56,194	56,194	—	—
Total assets	$576,093	$550,303	$25,240	$550
Liabilities
Accrued liabilities
Forward sales commitments	$—	$—	$—	$—
IRLCs	307	—	—	307
Total liabilities	$307	$—	$—	$307

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$509,971	$509,971	$—	$—
Total cash equivalents	509,971	509,971	—	—
Short-term investments
U.S. treasury securities	16,718	16,718	—	—
Agency bonds	11,906	11,906	—	—
Equity securities	5,113	5,113	—	—
Loans held for sale	35,759	—	35,759	—
Other current assets
Forward sales commitments	138	—	138	—
IRLCs	1,191	—	—	1,191
Total other current assets	1,329	—	138	1,191
Long-term investments
U.S. treasury securities	54,828	54,828	—	—
Total assets	$635,624	$598,536	$35,897	$1,191
Liabilities
Accrued liabilities
Forward sales commitments	$93	$—	$93	$—
IRLCs	60	—	—	60
Total liabilities	$153	$—	$93	$60

There were no transfers into or out of Level 3 financial instruments during the periods presented.

Index to Notes to Financial Statements

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement. The pull-through rate used to determine the fair value of IRLCs was as follows:

Key Inputs	Valuation Technique	March 31, 2022	December 31, 2021
Weighted-average pull-through rate	Market pricing	68.1%	71.1%

The following is a summary of changes in the fair value of IRLCs for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Balance, net—beginning of period	$1,155	$1,771
Issuances of IRLCs	2,289	5,504
Settlements of IRLCs	(2,893)	(5,139)
Net loss recognized in earnings	(308)	(199)
Balance, net—end of period	$243	$1,937

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	March 31, 2022		December 31, 2021
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,318	$27,559	$23,280	$34,487
2025 notes	651,474	493,907	650,783	593,366
2027 notes	563,793	389,304	563,234	467,814

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. As of March 31, 2022, the difference between the net carrying amount of the notes and their estimated fair values represented the notes' equity conversion premium. Based on the closing price of our common stock of $18.04 on March 31, 2022, the if-converted values of all three convertible notes were less than the principal amounts, respectively. See Note 15 for additional details on our convertible senior notes.

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	March 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$214,029	$—	$—	$214,029	$214,029	$—	$—
Money markets funds	398,651	—	—	398,651	398,651	—	—
Restricted cash	36,047	—	—	36,047	36,047	—	—
U.S. treasury securities	145,510	40	(801)	144,749	—	88,555	56,194
Agency bonds	6,900	3	—	6,903	—	6,903	—
Total	$801,137	$43	$(801)	$800,379	$648,727	$95,458	$56,194

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	$81,032	$—	$—	$81,032	$81,032	$—	$—
Money markets funds	509,971	—	—	509,971	509,971	—	—
Restricted cash	127,278	—	—	127,278	127,278	—	—
U.S. treasury securities	71,749	1	(204)	71,546	—	16,718	54,828
Agency bonds	11,900	6	—	11,906	—	11,906	—
Equity securities	500	4,613	—	5,113	—	5,113	—
Total	$802,430	$4,620	$(204)	$806,846	$718,281	$33,737	$54,828

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of March 31, 2022 and December 31, 2021, we had accrued interest of $265 and $86, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	March 31, 2022	December 31, 2021
Finished goods
Properties for sale	$28,822	$36,302
Properties under contract for sale	87,759	83,108
Work in progress
Properties not available for sale	27,306	16,377
Properties under improvement	101,600	222,434
Inventory	$245,487	$358,221

Index to Notes to Financial Statements
Inventory includes direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of March 31, 2022 and December 31, 2021, lower of cost or net realizable value write-downs were $1,235 and $2,364, respectively. These write-downs are included within the changes in inventory in net cash used in operating activities in our consolidated statements of cash flows. During the three months ended March 31, 2022, we purchased 398 homes with an inventory value of $197,549 and sold 617 homes with an inventory value of $306,379. During the three months ended March 31, 2021, we purchased 256 homes with an inventory value of $120,488 and sold 171 homes with an inventory value of $74,598.

Homes that are under contract to purchase through our properties business, but that have not closed, are excluded from inventory and represent commitments at the end of the period. As of March 31, 2022, the value of homes under contract that have not closed was $147,766.

Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	March 31, 2022	December 31, 2021
Leasehold improvements	Shorter of lease term or economic life	$33,480	$33,455
Website and software development costs	2 - 3	52,818	50,439
Computer and office equipment	3 - 5	15,763	14,216
Software	3	1,871	1,871
Furniture	7	8,102	8,091
Property and equipment, gross		112,034	108,072
Accumulated depreciation and amortization		(65,236)	(59,766)
Construction in progress		14,038	10,365
Property and equipment, net		$60,836	$58,671

Depreciation and amortization expense for property and equipment amounted to $5,887 and $4,219 for the three months ended March 31, 2022 and 2021, respectively. We capitalized website and software development costs, including stock-based compensation, of $6,115 and $3,365 for the three months ended March 31, 2022 and 2021, respectively.

Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,380	$2,324
Operating lease cost(1)	Operating expenses	1,691	1,117
Total operating lease cost		$4,071	$3,441

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$183	$56
Interest on lease liabilities	Cost of revenue	25	9
Total finance lease cost		$208	$65

(1) Includes lease expense with initial terms of twelve months or less of $376 and $271 for the three months ended March 31, 2022 and 2021, respectively.

Index to Notes to Financial Statements

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2022, excluding the three months ended March 31, 2022	$12,903	$482	$644	$14,029
2023	16,244	629	397	17,270
2024	14,653	544	346	15,543
2025	11,233	220	272	11,725
2026	10,495	2	28	10,525
Thereafter	6,434	—	—	6,434
Total lease payments	$71,962	$1,877	$1,687	$75,526
Less: Interest(1)	6,908	142
Present value of lease liabilities	$65,054	$1,735

(1) Includes interest on operating leases of $2,515 and financing lease of $77 within the next twelve months.

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining operating lease term (years)	4.6	4.8
Weighted-average remaining finance lease term (years)	3.0	3.2
Weighted-average discount rate for operating leases	4.4%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Three Months Ended March 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,389	$3,643
Operating cash flows from finance leases	26	9
Financing cash flows from finance leases	133	45
Right of use assets obtained in exchange for lease liabilities
Operating leases	$76	$6,247
Finance leases	309	39

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

Index to Notes to Financial Statements
Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleges that we are infringing patents claimed to be owned by Surefield without its authorization or license. Surefield is seeking an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On July 15, 2020, we filed a counterclaim against Surefield to allege that (i) we are not infringing on the patents that Surefield has alleged that we are infringing and (ii) the patents claimed by Surefield are invalid. This counterclaim asks the court to declare judgment in our favor. The trial for this case has been set for mid-May 2022. The products and services at issue were developed by Matterport, Inc. ("Matterport"), an unaffiliated third party. We contract with Matterport to display its technology on our website and mobile applications. Matterport has agreed to indemnify and defend us with respect to the claims in this lawsuit.

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

Index to Notes to Financial Statements
On March 24, 2021, Anthony Bush, who is one our former lead agents as well as a former associate agent, filed a complaint against us in the Superior Court of California, County of Alameda. The original complaint alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On September 27, 2021, the court granted our motion to stay the plaintiff’s action pending resolution of the PAGA claims brought against us by Devin Cook described above. The plaintiff subsequently filed an arbitration demand. In arbitration, the plaintiff alleges that (i) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (ii) during the time he served as a lead agent, we misclassified him as an exempt employee. On February 18, 2022, the arbitrator granted a stay of the plaintiff’s claims pertaining to his role as an associate agent pending resolution of the claims brought against us by Devin Cook described above. The arbitrator declined to stay the plaintiff’s claims pertaining to his role as a lead agent, and those claims are proceeding in discovery.

Other Commitments

Our title and settlement business holds cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of March 31, 2022, we held $19,565 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow. See Note 5 for our commitments related to inventory under contract but not closed.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		March 31, 2022			December 31, 2021
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	10	$71,040	$(7,780)	$63,260	$71,040	$(6,004)	$65,036
Developed technology	3.3	63,480	(22,402)	41,078	63,480	(17,285)	46,195
Customer relationships	10	81,360	(8,695)	72,665	81,360	(6,662)	74,698
Total		$215,880	$(38,877)	$177,003	$215,880	$(29,951)	$185,929

Amortization expense amounted to $8,926 and $122 for the three months ended March 31, 2022 and 2021, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of March 31, 2022:

2022, excluding the three months ended March 31, 2022	$26,779
2023	35,705
2024	20,458
2025	15,050
2026	15,050
Thereafter	63,961
Estimated remaining amortization expense	$177,003

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Total
Balance as of March 31, 2022 and December 31, 2021	$250,231	$159,151	$409,382

Index to Notes to Financial Statements
Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$69,173	$78,437
Miscellaneous accrued liabilities	20,178	25,217
Payroll tax liability deferred by the CARES Act	7,760	7,760
Customer contract liabilities	6,338	6,708
Total accrued and other liabilities	$103,449	$118,122

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

As of March 31, 2022, the carrying value of our convertible preferred stock, net of issuance costs, is $39,879, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 1, 2022. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of March 31, 2022, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of March 31, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2022	December 31, 2021
Stock options issued and outstanding	3,955,888	4,019,011
Restricted stock units outstanding	4,630,425	4,617,425
Shares available for future equity grants	19,788,185	15,205,854
Total shares reserved for future issuance	28,374,498	23,842,290

Index to Notes to Financial Statements
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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Shares available for issuance at beginning of period	4,768,506	4,039,667
Shares issued during the period	—	(334,248)
Total shares available for future issuance at end of period	4,768,506	3,705,419

Stock Options—Option activity for the three months ended March 31, 2022 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022(1)	4,019,011	$8.02	3.73	$122,038
PSOs earned(1)	150,000	27.50
Options exercised	(208,499)	8.08
Options expired	(4,624)	8.19
Outstanding as of March 31, 2022	3,955,888	8.76	3.35	39,549
Options exercisable as of March 31, 2022	3,955,888	8.76	3.35	39,549

(1) We granted stock options subject to performance conditions (“PSOs”) to our chief executive officer in 2019. We previously reported the target achievement level of these PSOs - 150,000 PSOs - within our outstanding stock options. During the first quarter of 2022, our board of directors determined that our chief executive officer earned his PSOs at the maximum achievement level. Accordingly, we are reporting an additional 150,000 PSOs as being earned during the first quarter of 2022.

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of March 31, 2022. We did not recognize any option-related expense during the three months ended March 31, 2022. With respect to our PSOs, we had previously expensed the PSOs based on their maximum achievement level. During the first quarter of 2022, our board of directors certified our maximum achievement of the PSOs.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the three months ended March 31, 2022 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2022	4,617,425	$37.13
Granted	952,396	20.01
Vested	(684,357)	23.13
Forfeited or canceled	(255,039)	40.91
Outstanding or deferred as of March 31, 2022(1)	4,630,425	35.47

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of March 31, 2022 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2022, there was $141,682 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.80 years.

As of March 31, 2022, there were 212,711 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-based compensation expense associated with the PSUs is as follows:

	Three Months Ended March 31,
	2022	2021
PSU expense	$693	$1,099

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in website and software development costs, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$3,377	$2,978
Technology and development(1)	7,965	5,761
Marketing	1,072	542
General and administrative	4,374	3,302
Total stock-based compensation	$16,788	$12,583

(1) Net of $1,134 and $732 of stock-based compensation that was capitalized in the three months ended March 31, 2022 and 2021, respectively.

Index to Notes to Financial Statements
Note 13: Net Loss per Share Attributable to Common Stock

Net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. We have outstanding stock options, restricted stock units, options to purchase shares under our ESPP, convertible preferred stock, and convertible senior notes, which are considered in the calculation of diluted net loss per share whenever doing so would be dilutive.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(90,806)	$(35,784)
Dividends on convertible preferred stock	(793)	(2,336)
Net loss attributable to common stock—basic and diluted	$(91,599)	$(38,120)
Denominator:
Weighted-average shares—basic and diluted(1)	106,664,140	103,427,764
Net loss per share attributable to common stock—basic and diluted	$(0.86)	$(0.37)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
2023 notes as if converted	769,623	778,297
2025 notes as if converted	9,119,960	9,119,960
2027 notes as if converted	6,147,900	5,346,000
Convertible preferred stock as if converted	2,040,000	2,040,000
Stock options outstanding	3,955,888	5,063,462
Restricted stock units outstanding(1)(2)	4,602,696	3,862,964
Employee stock purchase plan	265,167	128,032
Total	26,901,234	26,338,715

(1) Excludes 212,711 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs.
(2) Excludes 27,729 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of March 31, 2022.

Note 14: Income Taxes

During the three months ended March 31, 2022, we recorded an income tax expense of $134, resulting in an effective tax rate of (0.15)%, which is primarily a result of current state income taxes. Our current income tax expense was partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2, 2021 acquisition of RentPath. Our March 31, 2021 effective tax rate of 0% is a result of our previously recorded full valuation allowance against our deferred tax assets.

Index to Notes to Financial Statements
In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2022 and 2021. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with our acquisition of RentPath, RentPath experienced an ownership change that triggered Section 382. As of September 30, 2021, RentPath completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in our ability to fully utilize RentPath's pre-change NOLs.

As of December 31, 2021, we had accumulated approximately $611,296 of federal net operating losses, approximately $18,777 (tax effected) of state net operating losses, and approximately $3,213 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2025, with net operating loss carryforwards of $320,123 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

Net research and development credit carryforwards of $18,828 are available as of December 31, 2021 to reduce future liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $149,710 are available as of December 31, 2021 to offset future U.S. federal taxable income over an indefinite period.

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

	March 31, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$11,284	3.02%	$50,000	$17,089	3.00%
Texas Capital Bank, N.A.	40,000	8,604	3.79%	40,000	11,852	3.01%
Flagstar Bank, FSB	25,000	2,397	3.15%	25,000	4,102	3.00%
Total	$115,000	$22,285	—	$115,000	$33,043	—

Index to Notes to Financial Statements
Borrowings under the facility with Western Alliance Bank ("Western Alliance") mature on June 15, 2022 and generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.25% or (ii) 3.00%. Redfin Corporation has agreed to make capital contributions in an amount as necessary for Redfin Mortgage to satisfy its adjusted tangible net worth financial covenant under the agreement, but it was not obligated to make any such capital contributions as of March 31, 2022.

Borrowings under the facility with Texas Capital Bank, N.A. ("Texas Capital") mature on September 14, 2022 and generally bear interest at a rate equal to the greater of (i) the rate of interest accruing on the outstanding principal balance of the loan minus 0.25% or (ii) 2.95%. Redfin Corporation has guaranteed Redfin Mortgage’s obligations under the agreement.

Borrowings under the facility with Flagstar Bank, FSB ("Flagstar") generally bear interest at a rate equal to the greater of (i) one-month LIBOR plus 2.00% or (ii) 3.00%. This facility does not have a stated maturity date, but Flagstar may terminate the facility upon 30 days’ prior notice. Redfin Mortgage would be required to pay all amounts owed to Flagstar upon the facility's termination.

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

	March 31, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$400,000	$136,869	3.38%	$200,000	$199,781	3.30%

The facility matures on August 9, 2023, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Beginning on January 1, 2022, all outstanding borrowings generally bear interest at a rate equal to (i) the USD-SOFR-Compound rate plus 11.448 basis points (subject to a floor of 0.30%) plus (ii) 3.00%. Outstanding borrowings before January 1, 2022 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%.

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

As of March 31, 2022, RedfinNow Borrower had $413,657 of total assets, of which $231,023 related to inventory and $146,582 in cash and cash equivalents. As of December 31, 2021, RedfinNow Borrower had $567,128 of total assets, of which $337,630 related to inventory and $101,064 in cash and equivalents.

For the three months ended March 31, 2022 and 2021, we amortized $92 and $86 of debt issuance costs, respectively, and recognized $1,508 and $340 of interest expense, respectively.

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Index to Notes to Financial Statements

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended March 31, 2022. For more than 20 trading days during the 30 consecutive trading days ended March 31, 2022, the volume weighted average price of our common stock was less than 130% of the conversion price of our 2023 notes. As a result, our 2023 notes will not be convertible at the option of the holders during the quarter ending June 30, 2022, and have been reclassified from current liabilities to non-current liabilities on our consolidated balance sheets as of March 31, 2022.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	March 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$194	$23,318
2025 notes	661,250	—	9,776	651,474
2027 notes	575,000	—	11,207	563,793

	December 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$232	$23,280
2025 notes	661,250	—	10,467	650,783
2027 notes	575,000	—	11,766	563,234

Index to Notes to Financial Statements

	Three Months Ended March 31,
	2022	2021
2023 notes
Contractual interest expense	$103	$104
Amortization of debt discount	—	—
Amortization of debt issuance costs	38	72
Total interest expense	$141	$176

2025 notes
Contractual interest expense	—	—
Amortization of debt discount	—	—
Amortization of debt issuance costs	690	690
Total interest expense	$690	$690

2027 notes
Contractual interest expense	719	35
Amortization of debt discount	—	—
Amortization of debt issuance costs	560	27
Total interest expense	$1,279	$62

Total
Contractual interest expense	822	139
Amortization of debt discount	—	—
Amortization of debt issuance costs	1,288	789
Total interest expense	$2,110	$928

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

Note 16: Subsequent Events

Closing of Acquisition of Bay Equity—On April 1, 2022, we completed our acquisition (the "Bay Equity Acquisition") of Bay Equity LLC (“Bay Equity”), and Bay Equity became one of our wholly owned subsidiaries. Bay Equity is a full-service mortgage lender that is licensed in 49 states (including the District of Columbia) and employs more than 1,100 people. We acquired Bay Equity to expand our mortgage business.

The Bay Equity Acquisition was made pursuant to a merger agreement, dated as of January 10, 2022 (the “Merger Agreement”), among Redfin Corporation, Ruby Merger Sub LLC, one of our wholly owned subsidiaries (“Merger Sub”), BE Holdco, LLC, which held all of the equity interests of Bay Equity (“BE Holdco”), and Brett McGovern, as representative of the members of BE Holdco. Pursuant to the Merger Agreement, Merger Sub merged with and into BE Holdco, and BE Holdco continued as the surviving entity and became a wholly owned subsidiary of Redfin Corporation.

The purchase price for the Bay Equity Acquisition is estimated to be $137,818 (the "Estimated Purchase Price"), which represents a $72,500 premium over Bay Equity’s tangible book value as of February 28, 2022. The final purchase price, which will be determined by June 30, 2022, unless there are any disputes, will be subject to adjustment based on the tangible book value of Bay Equity as of April 1, 2022, as well as certain other transaction-related adjustments.

Index to Notes to Financial Statements
We paid all of the Estimated Purchase Price in cash. As contemplated by the Merger Agreement, we deposited $2,000 of the Estimated Purchase Price into an escrow account to satisfy potential purchase price adjustments and $20,066 of the Estimated Purchase Price into an escrow account to satisfy potential indemnification claims. The balance of the purchase price adjustment escrow amount, if any, after deducting any purchase price adjustment owed to us, will be released to BE Holdco’s former owners after the final purchase price has been determined. The balance of the indemnification escrow amount, if any, after deducting indemnification amounts payable to us, will be released to BE Holdco’s former owners on October 1, 2024 and in accordance with the Merger Agreement.

Settlement of Lawsuit Alleging Violations of the Fair Housing Act—On April 29, 2022, we settled the lawsuit brought by ten housing organizations alleging that certain of our business policies and practices violate certain provisions of the FHA. See Note 8 for more information regarding this lawsuit. As part of the settlement, we will make two payments to the ten organizations: (1) an aggregate of $3,000 by May 29, 2022 and (2) an aggregate of $1,000 by April 29, 2023. The latter payment will be dedicated to fund programs devoted to expanding home ownership opportunities. In addition to the financial payments, we also agreed to certain changes to our business practices, including expanding our brokerage services to lower-priced homes in certain markets, designating a fair housing compliance officer, revamping our fair housing training, and expanding our diversity recruiting efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2021. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

We use the same combination of technology and local service to originate and service mortgage loans and offer title and settlement services. We also buy homes directly from homeowners who want an immediate sale, taking responsibility for selling the home while the original owner moves on. Beginning in April 2021, we started using digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020	Jun. 30, 2020
Monthly average visitors (in thousands)	51,287	44,665	49,147	48,437	46,202	44,135	49,258	42,537
Real estate services transactions
Brokerage	15,001	19,428	21,929	21,006	14,317	16,951	18,980	13,828
Partner	3,417	4,603	4,755	4,597	3,944	4,940	5,180	2,691
Total	18,418	24,031	26,684	25,603	18,261	21,891	24,160	16,519
Real estate services revenue per transaction
Brokerage	$11,191	$10,900	$11,107	$11,307	$10,927	$10,751	$10,241	$9,296
Partner	2,814	2,819	2,990	3,195	3,084	3,123	2,988	2,417
Aggregate	9,637	9,352	9,661	9,850	9,233	9,030	8,686	8,175
Aggregate home value of real estate services transactions (in millions)	$10,346	$13,255	$14,926	$14,612	$9,710	$11,478	$12,207	$7,576
U.S. market share by value	1.18%	1.15%	1.16%	1.18%	1.16%	1.04%	1.04%	0.94%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	57%	61%	62%	64%	62%	63%	63%	63%
Average number of lead agents	2,750	2,485	2,370	2,456	2,277	1,981	1,820	1,399
RedfinNow homes sold	617	600	388	292	171	83	37	162
Revenue per RedfinNow home sold (in ones)	$608,851	$622,519	$599,963	$571,670	$525,765	$471,895	$504,730	$444,757

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

We generally generate more real estate services revenue per transaction from representing homebuyers than home sellers. However, we believe that representing home sellers has unique strategic value, including the marketing power of yard signs and other campaigns, and the market effect of controlling listing inventory. To keep revenue per brokerage transaction about the same from year to year, we expect to reduce our commission refund to homebuyers if a greater portion of our brokerage transactions come from home sellers.

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

Revenue per RedfinNow Home Sold

Revenue per RedfinNow home sold, together with the number of RedfinNow homes sold, is a factor in evaluating revenue growth. Changes in revenue per RedfinNow home sold can be affected by, among other things, the geographic mix of home sales, the types and sizes of homes that it had previously purchased, pricing of homes listed for sale, and changes in the value of homes in the markets it serves. For any period, we calculate revenue per RedfinNow home sold by dividing revenue from sales of homes by RedfinNow, including any revenue from leasebacks, by the number of homes sold by RedfinNow during that period.

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

Restructuring and Reorganization

Restructuring and reorganization expenses consist primarily of personnel-related costs associated with employee terminations, furloughs, or retention.

Interest Income, Interest Expense, Income Tax Expense, and Other Expense, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments, and interest income related to originated mortgage loans.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three months ended March 31, 2021, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility and our warehouse credit facilities. See Note 15 to our consolidated financial statements for information regarding interest for the facility.

Income Tax Expense

Income tax expense relates to the partial release of our valuation allowance as a result of the intangible assets we acquired in connection with acquiring RentPath and certain state income taxes.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Revenue	$597,346	$268,319
Cost of revenue(1)	524,808	225,961
Gross profit	72,538	42,358
Operating expenses
Technology and development(1)	49,640	27,678
Marketing(1)	43,342	11,802
General and administrative(1)	58,966	37,391
Restructuring and reorganization	5,710	—
Total operating expenses	157,658	76,871
Loss from operations	(85,120)	(34,513)
Interest income	220	159
Interest expense	(3,861)	(1,338)
Income tax expense	(134)	—
Other expense, net	(1,911)	(92)
Net loss	$(90,806)	$(35,784)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Cost of revenue	$3,377	$2,978
Technology and development	7,965	5,761
Marketing	1,072	542
General and administrative	4,374	3,302
Total stock-based compensation	$16,788	$12,583

	Three Months Ended March 31,
	2022	2021

	(as a percentage of revenue)

Revenue	100.0%	100.0%
Cost of revenue(1)	87.9	84.2
Gross profit	12.1	15.8
Operating expenses
Technology and development(1)	8.3	10.3
Marketing(1)	7.3	4.4
General and administrative(1)	9.9	13.9
Restructuring	1.0	0.0
Total operating expenses	26.4	28.6
Loss from operations	(14.2)	(12.9)
Interest income	—	0.1
Interest expense	(0.6)	(0.5)
Income tax expense	—	—
Other expense, net	(0.3)	—
Net loss	(15.2)%	(13.3)%

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021

	(as a percentage of revenue)

Cost of revenue	0.6%	1.1%
Technology and development	1.3	2.2
Marketing	0.2	0.2
General and administrative	0.7	1.2
Total	2.8%	4.7%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$167,872	$156,447	$11,425	7%
Partner	9,615	12,162	(2,547)	(21)
Total real estate services	177,487	168,609	8,878	5
Properties	379,753	92,726	287,027	310
Rentals	38,044	—	38,044	n/a
Mortgage	2,917	5,711	(2,794)	(49)
Other	4,368	3,646	722	20
Intercompany elimination	(5,223)	(2,373)	(2,850)	120
Total revenue	$597,346	$268,319	$329,027	123
Percentage of revenue
Real estate services
Brokerage	28.1%	58.3%
Partner	1.6	4.5
Total real estate services	29.7	62.8
Properties	63.6	34.6
Rentals	6.4	0.0
Mortgage	0.5	2.1
Other	0.7	1.4
Intercompany elimination	(0.9)	(0.9)
Total revenue	100.0%	100.0%

In the three months ended March 31, 2022, revenue increased by $329.0 million, or 123%, as compared with the same period in 2021. Included in the increase was $38.0 million resulting from our acquisition of RentPath, and there were no such revenues in the three months ended March 31, 2021. Excluding these revenues from RentPath, this increase in revenue was primarily attributable to a $287.0 million increase in properties revenue and an $8.9 million increase in real estate services revenue. Properties revenue increased 310%, primarily driven by an 261% increase in RedfinNow homes sold and a 16% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, and greater customer awareness of that business. Brokerage revenue increased by $11.4 million, and partner revenue decreased by $2.5 million. Brokerage revenue increased 7% during the period, driven by a 5% increase in brokerage transactions and a 2% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$153,784	$128,216	$25,568	20%
Properties	358,866	91,130	267,736	294
Rentals	7,193	—	7,193	n/a
Mortgage	5,517	5,869	(352)	(6)
Other	4,671	3,119	1,552	50
Intercompany elimination	(5,223)	(2,373)	(2,850)	120
Total cost of revenue	$524,808	$225,961	$298,847	132

Gross profit
Real estate services	$23,703	$40,393	$(16,690)	(41)%
Properties	20,887	1,596	19,291	1,209
Rentals	30,851	—	30,851	n/a
Mortgage	(2,600)	(158)	(2,442)	1,546
Other	(303)	527	(830)	(157)
Total gross profit	$72,538	$42,358	$30,180	71

Gross margin (percentage of revenue)
Real estate services	13.4%	24.0%
Properties	5.5	1.7
Rentals	81.1	n/a
Mortgage	(89.1)	(2.8)
Other	(6.9)	14.5
Total gross margin	12.1	15.8

In the three months ended March 31, 2022, total cost of revenue increased by $298.8 million, or 132%, as compared with the same period in 2021. Included in the increase was $7.2 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended March 31, 2021. Excluding these expenses from RentPath, this increase in cost of revenue was primarily attributable to (1) a $247.1 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes being sold, and (2) a $29.2 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the three months ended March 31, 2022, total gross margin decreased 370 basis points as compared with the same period in 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services, mortgage, and other gross margin. This was partially offset by the increase in properties gross margin, and our acquisition of RentPath, which comprises our rentals business.

In the three months ended March 31, 2022, real estate services gross margin decreased 1,060 basis points as compared with the same period in 2021. This was primarily attributable to a 1,050 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2022, properties gross margin increased 380 basis points as compared with the same period in 2021. This was primarily attributable to a 320 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2022, mortgage gross margin decreased 8,630 basis points as compared with the same period in 2021. This was primarily attributable to a 7,050 increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2022, other gross margin decreased 2,140 basis points. This was primarily attributable to a 2,050 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$49,640	$27,678	$21,962	79%
Marketing	43,342	11,802	31,540	267
General and administrative	58,966	37,391	21,575	58
Restructuring	5,710	—	5,710	n/a
Total operating expenses	$157,658	$76,871	$80,787	105
Percentage of revenue
Technology and development	8.3%	10.3%
Marketing	7.3	4.4
General and administrative	9.8	13.9
Restructuring and reorganization	1.0	—
Total operating expenses	26.4%	28.6%

In the three months ended March 31, 2022, technology and development expenses increased by $22.0 million, or 79%, as compared with the same period in 2021. Included in the increase was $12.8 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended March 31, 2021. Excluding these expenses from RentPath, the increase was primarily attributable to a $6.9 million increase in personnel costs due to increased headcount.

In the three months ended March 31, 2022, marketing expenses increased by $31.5 million, or 267%, as compared with the same period in 2021. Included in the increase was $11.0 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended March 31, 2021. Excluding these expenses from RentPath, the increase was primarily attributable to a $16.2 million increase in marketing media costs as we expanded advertising.

In the three months ended March 31, 2022, general and administrative expenses increased by $21.6 million, or 58%, as compared with the same period in 2021. Included in the increase was $22.5 million resulting from our acquisition of RentPath, and there were no such expenses in the three months ended March 31, 2021. Excluding these expenses from RentPath, general and administrative expenses decreased by $1.0 million. The decrease was primarily attributable to a $4.7 million decrease in advertising campaign and contractor expenses for recruiting employees, and a $2.9 million decrease in legal expenses. This was partially offset by a $6.3 million increase in personnel costs due to increased headcount.

In the three months ended March 31, 2022, restructuring and reorganization expenses increased by $5.7 million, and there were no such expenses in the three months ended March 31, 2021. These expenses were attributable to $4.2 million in severance and other costs associated with our mortgage restructuring, and $1.5 million in severance costs associated with our rentals restructuring. See Note 4 to our consolidated financial statements for more information on our restructuring and reorganization costs.

Interest Income, Interest Expense, Income Tax Expense, and Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$220	$159	$61	38%
Interest expense	(3,861)	(1,338)	(2,523)	189
Income tax expense	(134)	—	(134)	n/a
Other expense, net	(1,911)	(92)	(1,819)	1,977
Interest income, interest expense, income tax expense, and other expense, net	$(5,686)	$(1,271)	$(4,415)	347
Percentage of revenue
Interest income	0.0%	0.0%
Interest expense	(0.6)	(0.5)
Income tax expense	0.0	0.0
Other expense, net	(0.3)	0.0
Interest income, interest expense, income tax expense, and other expense, net	(0.9)%	(0.5)%

In the three months ended March 31, 2022, interest income, interest expense, income tax benefit, and other expense, net increased by $4.4 million as compared to the same period in 2021.

Interest expense increased by $2.5 million due primarily to use of our secured revolving credit facility and interest on our 2027 convertible senior notes. See Note 15 to our consolidated financial statements for more information on these.

Other expense, net increased by $1.8 million primarily due to the sale of one of our investments, which we sold at a loss relative to the previously recorded fair value. See Note 4 to our consolidated financial statements for more information on this recording.

Non-GAAP Financial Measure

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three months ended March 31, 2022 and 2021 is presented below, along with a reconciliation of adjusted EBITDA to net loss.

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Net loss	$(90,806)	$(35,784)
Interest income(1)	(538)	(515)
Interest expense(2)	4,138	1,767
Income tax expense	134	—
Depreciation and amortization	14,813	4,341
Stock-based compensation(3)	16,788	12,583
Acquisition-related costs(4)	917	2,107
Restructuring and reorganization(5)	5,710	—
Adjusted EBITDA	$(48,844)	$(15,501)

(1) Interest income includes $0.3 million and $0.4 million of interest income related to originated mortgage loans for the three months ended March 31, 2022 and 2021, respectively.
(2) Interest expense includes $0.3 million and $0.4 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2022 and 2021, respectively.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention for our mortgage and rentals segments due to the restructuring and reorganization activities from our acquisitions of Bay Equity and RentPath, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $612.7 million and investments of $151.7 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. In January 2022, we transferred $84.2 million of proceeds from RedfinNow home sales from an account whose deposits are classified as restricted cash into an account whose deposits are not classified as restricted cash.

Also as of March 31, 2022, we had $1,259.8 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

Also as of March 31, 2022, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

On April 1, 2022, in connection with the closing of our acquisition of Bay Equity, we paid $115.8 million in cash to Bay Equity’s former owners and transferred $22.1 million in cash to escrow accounts. See Note 16 to our consolidated financial statements for more information about our acquisition of Bay Equity and these payments.

With respect to the cash outlay for our properties business, for the quarter ended March 31, 2022, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on our home purchases during the quarter ended March 31, 2022 and our home purchase commitments as of March 31, 2022. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 15 to our consolidated financial statements for more information regarding our warehouse credit facilities. We expect the outstanding balance under our warehouse credit facilities as of June 30, 2022 to be significantly higher than the balances as of March 31, 2022 and June 30, 2021 due to our acquisition of Bay Equity, which originates mortgage loans, and uses warehouse credit facilities to fund those loans, at a greater scale than Redfin Mortgage. As of March 31, 2022, the outstanding balance for Redfin’s Mortgage’s warehouse credit facilities was $22.3 million. In contrast, as of March 31, 2022, the outstanding balance for Bay Equity’s warehouse credit facilities was $208.6 million, and we expect that balance to increase as of June 30, 2022.

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

Our title and settlement business holds cash in escrow that we do not record on our consolidated balance sheets. See Note 8 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)

Net cash provided by (used in) operating activities	$79,001	$(50,765)
Net cash used in investing activities	(73,192)	(9,573)
Net cash (used in) provided by financing activities	(75,359)	457,562

Net Cash Provided by (Used In) Operating Activities

Our operating cash flows result primarily from cash generated by commissions paid to us from our real estate services business, sales of homes from our properties business, and subscription-based product offerings from our rentals business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, office and occupancy costs, and outside services costs. Additionally, our mortgage business generates a significant amount operating cash flow activity from the origination and sale of loans held for sale.

Net cash provided by operating activities was $79.0 million for the three months ended March 31, 2022, primarily attributable to (i) changes in assets and liabilities, which increased cash provided by operating activities by $131.2 million, and (ii) $38.6 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $112.7 million decrease in inventory related to our properties business. This increase was partially offset by our net loss of $90.8 million.

Net cash used in operating activities was $50.8 million for the three months ended March 31, 2021, primarily attributable to a net loss of $35.8 million, offset by $19.4 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $34.4 million. The primary sources of cash related to changes in our assets and liabilities were a $14.8 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $7.3 million decrease in accounts receivable related to the timing of escrow payments in-transit. The primary use of cash related to changes in our assets and liabilities was a $48.2 million increase in inventory related to our properties business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $73.2 million for the three months ended March 31, 2022, primarily attributable to $65.8 million in net investments in U.S. government securities and $5.0 million of capitalized software development expenses.

Net cash used in investing activities was $9.6 million for the three months ended March 31, 2021, primarily attributable to $4.3 million in net investments in U.S. government securities, and $2.6 million of capitalized software development expenses.

Net Cash (Used In) Provided By Financing Activities

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

Net cash used in financing activities was $75.4 million for the three months ended March 31, 2022, attributable to a $62.9 million decrease in net borrowings under our secured revolving credit facility and a $10.8 million decrease in net borrowings under our warehouse credit facilities.

Net cash provided by financing activities was $457.6 million for the three months ended March 31, 2021, primarily attributable to $434.2 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $24.9 million increase in net borrowings under our secured revolving credit facility.

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

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no material adjustments were required to our home inventory during the three months ended March 31, 2022, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

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

As of March 31, 2022, we had cash and cash equivalents of $612.7 million and investments of $151.7 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the second quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of March 31, 2022.

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the second quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2021. You should carefully consider the risks described below, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

A disruption in the secondary mortgage loan market or Bay Equity’s inability to sell the mortgage loans that it originates could adversely affect our business.

Demand in the secondary market for mortgage loans, and Bay Equity’s ability to sell the mortgage loans that it originates on favorable terms and in a timely manner, can be hindered by many factors, including changes in regulatory requirements, the willingness of the agencies, aggregators, or other investors to provide funding for and purchase mortgage loans, and general economic conditions. If Bay Equity cannot continue to sell mortgage loans that it originates on favorable terms to government-sponsored enterprises or other loan purchasers, our business, financial condition, and results of operations could be materially and adversely affected.

A substantial portion of our mortgage business’s assets are measured at fair value. If our estimates of fair value are inaccurate, we may be required to record a significant write down of our assets.

Bay Equity’s mortgage servicing rights (“MSRs”), interest rate lock commitments, and mortgage loans held for sale will be recorded at fair value on our balance sheet. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates are incorrect, we could be required to write down the value of these assets, which could adversely affect our financial condition and results of operations.

In particular, our estimates of the fair value of Bay Equity’s MSRs are based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuate due to a number of factors, including prepayment rates and other market conditions that affect the number of loans that ultimately become delinquent or are repaid or refinanced. These estimates are calculated by a third party using financial models that account for a high number of variables that drive cash flows associated with MSRs and anticipate changes in those variables over the life of the MSR. The accuracy of our estimates of the fair value of our MSRs are dependent on the reasonableness of the results of such models and the variables and assumptions that are built into them. If prepayment speeds or loan delinquencies are higher than anticipated, or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which could adversely affect our financial condition and results of operations.

Bay Equity relies on its warehouse credit facilities to fund the mortgage loans that it originates. If one or more of those facilities were to become unavailable, Bay Equity may be unable to find replacement financing on commercially reasonable terms, or at all, and this could adversely affect its ability to originate additional mortgage loans.

Bay Equity relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. To grow its business, Bay Equity depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. A current facility may become unavailable if Bay Equity fails to comply with its ongoing obligations under the facility, including failing to satisfy applicable financial covenants, or if it cannot agree with the lender on terms to renew the facility. New facilities may be not be available on terms acceptable to us. If Bay Equity were unable to secure sufficient borrowing capacity through its warehouse credit facilities, then it may need to rely on our cash on hand to originate mortgage loans. If this cash were unavailable, then Bay Equity may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Merger Agreement, dated as of January 10, 2022, by and among Redfin Corporation, Ruby Merger Sub LLC, BE Holdco, LLC, and Brett McGovern	8-K	2.1	Jan. 11, 2022
3.1	Restated Bylaws	8-K	3.1	Jan. 26, 2022
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 5, 2022	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 5, 2022	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)