Form 10-Q
period 2022-06-30
Redfin Corp
filed 2022-08-04
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

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

The registrant had 108,454,765 shares of common stock outstanding as of July 28, 2022.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us," and "our" refer to Redfin Mortgage, LLC or Bay Equity LLC, as the context dictates.

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

Note Regarding Industry and Market Data

This quarterly report contains information using industry publications. While we are not aware of any misstatements regarding the information from these industry publications, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein.
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$379,922	$591,003
Restricted cash	28,279	127,278
Short-term investments	82,506	33,737
Accounts receivable, net of allowances for credit losses of $1,655 and $1,298	86,082	69,594
Inventory	377,518	358,221
Loans held for sale	306,364	35,759
Prepaid expenses	30,775	22,948
Other current assets	18,378	7,524
Total current assets	1,309,824	1,246,064
Property and equipment, net	59,709	58,671
Right-of-use assets, net	54,321	54,200
Mortgage servicing rights, at fair value	35,050	—
Long-term investments	52,989	54,828
Goodwill	461,349	409,382
Intangible assets, net	181,766	185,929
Other assets, noncurrent	12,720	12,898
Total assets	$2,167,728	$2,021,972
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$20,237	$12,546
Accrued and other liabilities	161,803	118,122
Warehouse credit facilities	298,303	33,043
Secured revolving credit facility	156,540	199,781
Convertible senior notes, net	—	23,280
Lease liabilities	18,180	15,040
Total current liabilities	655,063	401,812
Lease liabilities, noncurrent	50,920	55,222
Convertible senior notes, net, noncurrent	1,239,873	1,214,017
Deferred tax liabilities	728	1,201
Total liabilities	1,946,584	1,672,252
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	39,891	39,868
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 108,415,939 and 106,308,767 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	108	106
Additional paid-in capital	723,251	682,084
Accumulated other comprehensive loss	(990)	(174)
Accumulated deficit	(541,116)	(372,164)
Total stockholders’ equity	181,253	309,852
Total liabilities, mezzanine equity, and stockholders’ equity	$2,167,728	$2,021,972

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Service	$344,309	$298,870	$561,902	$474,463
Product	262,606	172,445	642,359	265,171
Total revenue	606,915	471,315	1,204,261	739,634
Cost of revenue
Service	232,886	177,762	398,695	312,613
Product	256,026	167,417	615,026	258,527
Total cost of revenue	488,912	345,179	1,013,721	571,140
Gross profit	118,003	126,136	190,540	168,494
Operating expenses
Technology and development	51,506	41,488	101,146	69,166
Marketing	56,743	55,398	100,085	67,200
General and administrative	71,733	59,567	130,699	96,957
Restructuring and reorganization	12,677	—	18,386	—
Total operating expenses	192,659	156,453	350,316	233,323
Loss from operations	(74,656)	(30,317)	(159,776)	(64,829)
Interest income	554	135	774	293
Interest expense	(3,620)	(2,813)	(7,481)	(4,151)
Income tax (expense) benefit	(159)	5,052	(293)	5,052
Other (expense) income, net	(265)	65	(2,176)	(27)
Net loss	$(78,146)	$(27,878)	$(168,952)	$(63,662)
Dividends on convertible preferred stock	(350)	(1,878)	(1,144)	(4,214)
Net loss attributable to common stock—basic and diluted	$(78,496)	$(29,756)	$(170,096)	$(67,876)
Net loss per share attributable to common stock—basic and diluted	$(0.73)	$(0.29)	$(1.59)	$(0.65)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	107,396,575	104,391,337	107,032,381	103,912,212

Net loss	$(78,146)	$(27,878)	$(168,952)	$(63,662)
Other comprehensive income
Foreign currency translation adjustments	34	—	38	—
Unrealized gain on available-for-sale debt securities	217	84	778	134
Comprehensive loss	$(77,895)	$(27,794)	$(168,136)	$(63,528)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(168,952)	$(63,662)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,140	18,018
Stock-based compensation	33,601	26,327
Amortization of debt discount and issuance costs	2,899	2,203
Non-cash lease expense	7,096	5,448
Net loss on IRLCs, forward sales commitments, and loans held for sale	2,721	238
Other	3,170	169
Change in assets and liabilities:
Accounts receivable, net	(6,791)	(22,312)
Inventory	(19,297)	(199,845)
Prepaid expenses and other assets	(2,852)	(7,137)
Accounts payable	5,964	15,766
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	5,529	26,915
Lease liabilities	(8,042)	(6,144)
Origination of mortgage servicing rights	(964)	—
Change in fair value of mortgage servicing rights, net	(878)	—
Proceeds from sale of mortgage servicing rights	774	—
Origination of loans held for sale	(1,641,377)	(488,274)
Proceeds from sale of loans originated as held for sale	1,587,759	478,652
Net cash used in operating activities	(168,500)	(213,638)
Investing activities
Purchases of property and equipment	(12,131)	(13,580)
Purchases of investments	(82,184)	(104,877)
Sales of investments	12,946	89,536
Maturities of investments	19,425	92,843
Cash paid for acquisition, net of cash acquired	(97,341)	(608,000)
Net cash used in investing activities	(159,285)	(544,078)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	9,258	12,496
Tax payments related to net share settlements on restricted stock units	(3,743)	(16,530)
Borrowings from warehouse credit facilities	1,628,684	464,250
Repayments to warehouse credit facilities	(1,572,033)	(456,854)
Borrowings from secured revolving credit facility	326,025	230,608
Repayments to secured revolving credit facility	(369,266)	(130,788)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	561,529
Purchases of capped calls related to convertible senior notes	—	(62,647)
Payments for repurchases and conversions of convertible senior notes	—	(1,925)
Other financing payables	—	97
Principal payments under finance lease obligations	(414)	(353)
Cash paid for secured revolving credit facility issuance costs	(764)	(305)
Net cash provided by financing activities	17,747	599,578
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(42)	—
Net change in cash, cash equivalents, and restricted cash	(310,080)	(158,138)
Cash, cash equivalents, and restricted cash:
Beginning of period	718,281	945,820
End of period	$408,201	$787,682

Supplemental disclosure of cash flow information
Cash paid for interest	$6,581	$2,038
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,053	1,717
Property and equipment additions in accounts payable and accrued liabilities	69	1,013
Leasehold improvements paid directly by lessor	77	1,334

	As of June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$379,922	$735,387
Restricted cash	28,279	52,295
Total cash, cash equivalents, and restricted cash	$408,201	$787,682

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	40,000	$39,879	107,025,691	$107	$699,225	$(462,970)	$(739)	$235,623
Issuance of convertible preferred stock, net	—	12	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	436,621	—	2,813	—	—	2,813
Issuance of common stock pursuant to settlement of restricted stock units	—	—	372,111	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(110,178)	—	(1,148)	—	—	(1,148)
Stock-based compensation	—	—	—	—	17,732	—	—	17,732
Other comprehensive loss	—	—	—	—	—	—	(251)	(251)
Net loss	—	—	—	—	—	(78,146)	—	(78,146)
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253

Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	23	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	645,120	—	4,628	—	—	4,628
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,056,468	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(316,750)	—	(3,743)	—	—	(3,743)
Stock-based compensation	—	—	—	—	35,654	—	—	35,654
Other comprehensive loss	—	—	—	—	—	—	(816)	(816)
Net loss	—	—	—	—	—	(168,952)	—	(168,952)
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	40,000	$39,834	103,983,585	$104	$641,702	$(298,335)	$161	$343,632
Issuance of convertible preferred stock, net	—	12	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	419,153	1	1,736	—	—	1,737
Issuance of common stock pursuant to settlement of restricted stock units	—	—	377,744	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(109,077)	—	(5,670)	—	—	(5,670)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(8,168)	—	—	(8,168)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	624	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	14,729	—	—	14,729
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)
Net loss	—	—	—	—	—	(27,878)	—	(27,878)
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596

Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	23	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	1,089,203	1	5,199	—	—	5,200
Issuance of common stock pursuant to settlement of restricted stock units	—	—	738,095	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(224,107)	—	(16,530)	—	—	(16,530)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	37,604	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	—	28,044	—	—	28,044
Other comprehensive loss	—	—	—	—	—	—	(134)	(134)
Net loss	—	—	—	—	—	(63,662)	—	(63,662)
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2022, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, as well as our statements of cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, net realizable value of inventory, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale (“LHFS”) and mortgage servicing rights, estimated useful life of intangible assets, fair value of reporting units for purposes of allocating and evaluating goodwill for impairment, and current expected credit losses on certain financial assets. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Restructuring and Reorganization—Restructuring and reorganization expenses primarily consist of employee termination costs (including severance, retention, benefits, and payroll taxes) associated with the restructuring and reorganization activities from our acquisitions of Bay Equity, our mortgage business, and Rent., our rental business, and from our June 2022 workforce reduction. These expenses are included in restructuring and reorganization in our consolidated statements of comprehensive loss and in accrued and other liabilities in our consolidated balance sheets. We expect to complete our restructuring and reorganization activities by the end of 2022.

Mortgage Servicing Rights (“MSRs”)—We determine the fair value of MSRs using a valuation model that calculates the net present value of estimated future cash flows. Key estimates of future cash flows include prepayment speeds, default rates, discount rates, cost of servicing, objective portfolio characteristics, and others factors. Changes in these estimates could materially change the estimated fair value.

Index to Notes to Financial Statements
Recently Adopted Accounting Pronouncements—On October 28, 2021, the Financial Accounting Standards Board issued ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a result of the amendments made by ASU 2021-08, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. The amendments made by ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We elected to early adopt this standard in the second quarter of 2022, and there was not any material impact on our financial statements as a result of adopting ASU 2021-08.

Recently Issued Accounting Pronouncements—None applicable.

Note 2: Business Combinations

On April 1, 2022, we acquired, for $139,671 in cash, all of the equity interests of Bay Equity LLC (“Bay Equity”), and Bay Equity became one of our wholly owned subsidiaries. We acquired Bay Equity to expand our mortgage business.

The results of operations and the fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of acquisition. The revenue from Bay Equity is reported in our mortgage segment in Note 3. The goodwill recognized in connection with our acquisition of Bay Equity is primarily attributable to the anticipated synergies from future growth of the combined business and is not expected to be deductible for tax purposes. We assigned the recognized goodwill of $51,967 to the mortgage segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the Bay Equity acquisition and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available:

Cash and cash equivalents	$39,963
Restricted cash	2,367
Accounts receivable	9,697
Prepaid expenses	1,222
Other current assets	19,262
Property and equipment, net	897
Operating lease right-of-use assets	4,995
Loans held for sale	213,891
Mortgage servicing rights, at fair value	33,982
Other assets, noncurrent	294
Intangible assets	14,510
Goodwill	51,967
Total assets acquired	393,047
Accounts payable	1,747
Accrued and other liabilities	38,026
Lease liabilities	2,848
Lease liabilities and deposits, noncurrent	2,147
Warehouse credit facilities	208,608
Total liabilities assumed	253,376
Total purchase consideration	$139,671

Index to Notes to Financial Statements
Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $1,507 and $2,424 for the three and six months ended June 30, 2022, respectively. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive loss.

Identifiable Intangible Assets—The following table provides the preliminary fair values of the Bay Equity intangible assets, along with their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life (in years)
Trade names	$11,650	5
Developed technology	2,860	3
Total	$14,510

The identifiable intangible assets include trade names and developed technology. Trade names primarily relate to the Bay Equity brand. Developed technology primarily relates to website functionality around data consolidation and optimization which helps drive efficiencies in loan origination and processing. The fair values of trade names and developed technology are derived by applying the relief from royalty method and replacement cost method, respectively. Critical estimates in valuing the intangible assets include revenue growth rate, royalty rate, discount rate, and number of months to recreate the underlying application.

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three and six months ended June 30, 2022 and 2021. The pro forma financial information combines our results of operations with that of Bay Equity as though the companies had been combined as of January 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Bay Equity acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for depreciation and amortization, restructuring costs, and transaction costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$606,915	$560,241	$1,260,129	$941,990
Net loss	(78,967)	(14,538)	(165,561)	(32,785)

There were no material non-recurring adjustments made in the pro forma financial information disclosed above.

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on our statement of operations results, inclusive of net loss. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have six operating segments and four reportable segments, real estate services, properties, rentals, and mortgage.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of RedfinNow homes, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue.

Information on each of the reportable and other segments and reconciliation to consolidated net loss is presented in the table below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. We allocated indirect costs to each segment based on a reasonable allocation methodology, when such costs are significant to the performance measures of the segments.

Index to Notes to Financial Statements

	Three Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$251,809	$262,606	$38,248	$53,098	$5,894	$(4,740)	$606,915
Cost of revenue	177,698	255,839	7,901	46,316	5,898	(4,740)	488,912
Gross profit	74,111	6,767	30,347	6,782	(4)	—	118,003
Operating expenses
Technology and development	27,696	4,684	14,871	1,904	1,189	1,162	51,506
Marketing	40,765	821	13,086	1,843	71	157	56,743
General and administrative	24,341	3,210	21,824	9,450	850	12,058	71,733
Restructuring and reorganization	—	—	—	—	—	12,677	12,677
Total operating expenses	92,802	8,715	49,781	13,197	2,110	26,054	192,659
Loss from operations	(18,691)	(1,948)	(19,434)	(6,415)	(2,114)	(26,054)	(74,656)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(1,245)	232	(35)	11	(2,330)	(3,490)
Net loss	$(18,814)	$(3,193)	$(19,202)	$(6,450)	$(2,103)	$(28,384)	$(78,146)

	Three Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$252,199	$172,445	$42,548	$5,099	$3,422	$(4,398)	$471,315
Cost of revenue	164,125	167,420	7,570	6,832	3,630	(4,398)	345,179
Gross profit	88,074	5,025	34,978	(1,733)	(208)	—	126,136
Operating expenses
Technology and development	20,010	3,080	13,568	2,536	479	1,815	41,488
Marketing	41,746	572	12,607	130	30	313	55,398
General and administrative	18,498	2,078	23,116	1,927	416	13,532	59,567
Total operating expenses	80,254	5,730	49,291	4,593	925	15,660	156,453
Income (loss) from operations	7,820	(705)	(14,313)	(6,326)	(1,133)	(15,660)	(30,317)
Interest income, interest expense, income tax expense, and other expense, net	(3)	(662)	212	1	1	2,890	2,439
Net income (loss)	$7,817	$(1,367)	$(14,101)	$(6,325)	$(1,132)	$(12,770)	$(27,878)

Index to Notes to Financial Statements

	Six Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$429,295	$642,359	$76,292	$56,015	$10,263	$(9,963)	$1,204,261
Cost of revenue	331,482	614,704	15,094	51,834	10,570	(9,963)	1,013,721
Gross profit	97,813	27,655	61,198	4,181	(307)	—	190,540
Operating expenses
Technology and development	54,435	8,803	29,154	4,251	2,225	2,278	101,146
Marketing	71,608	1,974	24,128	1,871	125	379	100,085
General and administrative	47,333	6,035	46,015	10,974	1,562	18,780	130,699
Restructuring and reorganization	—	—	—	—	—	18,386	18,386
Total operating expenses	173,376	16,812	99,297	17,096	3,912	39,823	350,316
(Loss) income from operations	(75,563)	10,843	(38,099)	(12,915)	(4,219)	(39,823)	(159,776)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(2,869)	701	(35)	12	(6,862)	(9,176)
Net (loss) income	$(75,686)	$7,974	$(37,398)	$(12,950)	$(4,207)	$(46,685)	$(168,952)

	Six Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$420,808	$265,171	$42,548	$10,810	$7,068	$(6,771)	$739,634
Cost of revenue	292,342	258,551	7,570	12,701	6,747	(6,771)	571,140
Gross profit	128,466	6,620	34,978	(1,891)	321	—	168,494
Operating expenses
Technology and development	40,130	5,910	13,767	4,904	952	3,503	69,166
Marketing	52,928	779	12,611	264	63	555	67,200
General and administrative	42,429	4,507	23,149	3,352	933	22,587	96,957
Total operating expenses	135,487	11,196	49,527	8,520	1,948	26,645	233,323
Loss from operations	(7,021)	(4,576)	(14,549)	(10,411)	(1,627)	(26,645)	(64,829)
Interest income, interest expense, income tax expense, and other expense, net	(31)	(1,082)	212	2	1	2,065	1,167
Net loss	$(7,052)	$(5,658)	$(14,337)	$(10,409)	$(1,626)	$(24,580)	$(63,662)

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

Notional Amounts	June 30, 2022	December 31, 2021
Forward sales commitments	$633,188	$70,550
IRLCs	594,111	67,485

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Classification	2022	2021	2022	2021
Forward sales commitments	Service revenue	$(9,870)	$(1,849)	$(9,845)	$79
IRLCs	Service revenue	4,054	35	4,029	201

Index to Notes to Financial Statements
Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$302,480	$302,480	$—	$—
Agency bonds	7,589	7,589	—	—
Total cash equivalents	310,069	310,069	—	—
Short-term investments
U.S. treasury securities	71,014	71,014	—	—
Agency bonds	11,492	11,492	—	—
Total short-term investments	82,506	82,506	—	—
Loans held for sale	306,364	—	306,364	—
Other current assets
Forward sales commitments	3,462	—	3,462	—
IRLCs	10,821	—	—	10,821
Total other current assets	14,283	—	3,462	10,821
Mortgage servicing rights, at fair value	35,050	—	—	35,050
Long-term investments
U.S. treasury securities	52,989	52,989	—	—
Total assets	$801,261	$445,564	$309,826	$45,871
Liabilities
Accrued liabilities
Forward sales commitments	$2,175	$—	$2,175	$—
IRLCs	1,310	—	—	1,310
Total liabilities	$3,485	$—	$2,175	$1,310

Index to Notes to Financial Statements

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$509,971	$509,971	$—	$—
Total cash equivalents	509,971	509,971	—	—
Short-term investments
U.S. treasury securities	16,718	16,718	—	—
Agency bonds	11,906	11,906	—	—
Equity securities	5,113	5,113	—	—
Loans held for sale	35,759	—	35,759	—
Other current assets
Forward sales commitments	138	—	138	—
IRLCs	1,191	—	—	1,191
Total other current assets	1,329	—	138	1,191
Long-term investments
U.S. treasury securities	54,828	54,828	—	—
Total assets	$635,624	$598,536	$35,897	$1,191
Liabilities
Accrued liabilities
Forward sales commitments	$93	$—	$93	$—
IRLCs	60	—	—	60
Total liabilities	$153	$—	$93	$60

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable inputs used to determine the fair value of IRLCs and MSRs that could result in a significant change in fair value measurement were as follows:

Key Inputs	Valuation Technique	June 30, 2022		December 31, 2021
		Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	69.9% - 100.0%	89.4%	71.1%	71.1%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 15.4%	6.6%	N/A	N/A
Default rates	Discounted cash flow	0.0% - 0.5%	0.1%	N/A	N/A
Discount rate	Discounted cash flow	9.0% - 11.8%	9.1%	N/A	N/A

The following is a summary of changes in the fair value of IRLCs for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, net—beginning of period	$243	$1,771	$1,155	$1,771
IRLCs acquired in business combination	4,326	—	4,326	—
Issuances of IRLCs	18,017	5,170	20,300	10,674
Settlements of IRLCs	(14,099)	(5,569)	(17,268)	(10,708)
Fair value changes recognized in earnings	1,024	600	998	235
Balance, net—end of period	$9,511	$1,972	$9,511	$1,972

Index to Notes to Financial Statements
The following is a summary of changes in the fair value of MSRs for the three and six months ended June 30, 2022 and 2021:

	Three and Six Months Ended June 30,
	2022	2021
Balance—beginning of period	$—	$—
MSRs acquired in business combination	33,982	—
MSRs originated	964	—
MSRs sales	(774)	—
Fair value changes recognized in earnings	878	—
Balance, net—end of period	$35,050	$—

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	June 30, 2022		December 31, 2021
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,355	$21,264	$23,280	$34,487
2025 notes	652,164	386,534	650,783	593,366
2027 notes	564,354	268,962	563,234	467,814

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. Based on the closing price of our common stock of $8.24 on June 30, 2022, the if-converted values of all three convertible notes were less than the principal amounts, respectively. See Note 15 for additional details on our convertible senior notes.

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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	June 30, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	$69,853	$—	$—	$69,853	$69,853	$—	$—
Money markets funds	302,480	—	—	302,480	302,480	—	—
Restricted cash	28,279	—	—	28,279	28,279	—	—
U.S. treasury securities	124,973	30	(1,000)	124,003	—	71,014	52,989
Agency bonds	19,087	1	(7)	19,081	7,589	11,492	—
Total	$544,672	$31	$(1,007)	$543,696	$408,201	$82,506	$52,989

Index to Notes to Financial Statements

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	$81,032	$—	$—	$81,032	$81,032	$—	$—
Money markets funds	509,971	—	—	509,971	509,971	—	—
Restricted cash	127,278	—	—	127,278	127,278	—	—
U.S. treasury securities	71,749	1	(204)	71,546	—	16,718	54,828
Agency bonds	11,900	6	—	11,906	—	11,906	—
Equity securities	500	4,613	—	5,113	—	5,113	—
Total	$802,430	$4,620	$(204)	$806,846	$718,281	$33,737	$54,828

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of June 30, 2022 and December 31, 2021, we had accrued interest of $171 and $86, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	June 30, 2022	December 31, 2021
Finished goods
Properties for sale	$98,020	$36,302
Properties under contract for sale	55,201	83,108
Work in progress
Properties not available for sale	41,106	16,377
Properties under improvement	183,191	222,434
Inventory	$377,518	$358,221

Inventory includes direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of June 30, 2022 and December 31, 2021, lower of cost or net realizable value write-downs were $4,739 and $2,364, respectively. These write-downs are included within the changes in inventory in net cash used in operating activities in our consolidated statements of cash flows. During the six months ended June 30, 2022, we purchased 1,045 homes with an inventory value of $540,882 and sold 1,040 homes with an inventory value of $515,067. During the six months ended June 30, 2021, we purchased 808 homes with an inventory value of $410,960 and sold 463 homes with an inventory value of $213,921.

Homes that are under contract to purchase through our properties business, but that have not closed, are excluded from inventory and represent commitments at the end of the period. As of June 30, 2022, the aggregate purchase price of these homes was $138,271.

Index to Notes to Financial Statements
Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	June 30, 2022	December 31, 2021
Leasehold improvements	Shorter of lease term or economic life	$32,386	$33,455
Website and software development costs	2 - 3	56,670	50,439
Computer and office equipment	3 - 5	17,791	14,216
Software	3	1,871	1,871
Furniture	7	7,594	8,091
Property and equipment, gross		116,312	108,072
Accumulated depreciation and amortization		(66,668)	(59,766)
Construction in progress		10,065	10,365
Property and equipment, net		$59,709	$58,671

Depreciation and amortization expense for property and equipment amounted to $6,579 and $4,751 for the three months ended June 30, 2022 and 2021, respectively, and $12,466 and $8,970 for the six months ended June 30, 2022 and 2021, respectively. We capitalized website and software development costs, including stock-based compensation, of $4,896 and $5,045 for the three months ended June 30, 2022 and 2021, respectively, and $11,011 and $8,410 for the six months ended June 30, 2022 and 2021, respectively.

Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost
Operating lease cost(1)	Cost of revenue	$3,703	$2,381	$6,083	$4,705
Operating lease cost(1)	Operating expenses	1,796	1,595	3,487	2,712
Total operating lease cost		$5,499	$3,976	$9,570	$7,417

Finance lease cost
Amortization of right-of-use assets	Cost of revenue	$184	$140	$367	$196
Interest on lease liabilities	Cost of revenue	23	21	48	30
Total finance lease cost		$207	$161	$415	$226

(1) Includes lease expense with initial terms of twelve months or less of $1,047 and $434 for the three months ended June 30, 2022 and 2021, respectively, and $1,423 and $726 for the six months ended June 30, 2022 and 2021, respectively.

Index to Notes to Financial Statements

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2022, excluding the six months ended June 30, 2022	$10,238	$340	$1,538	$12,116
2023	19,050	667	476	20,193
2024	15,812	581	188	16,581
2025	11,741	258	128	12,127
2026	10,621	15	5	10,641
Thereafter	6,434	—	—	6,434
Total lease payments	$73,896	$1,861	$2,335	$78,092
Less: Interest(1)	6,523	134
Present value of lease liabilities	$67,373	$1,727

(1) Includes interest on operating leases of $2,547 and financing lease of $76 within the next twelve months.

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining operating lease term (years)	4.3	4.8
Weighted-average remaining finance lease term (years)	2.9	3.2
Weighted-average discount rate for operating leases	4.4%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Six Months Ended June 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,567	$7,654
Operating cash flows from finance leases	48	42
Financing cash flows from finance leases	284	122
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,745	$6,139
Finance leases	477	768

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

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleged that we were infringing four patents claimed to be owned by Surefield without its authorization or license. Surefield sought an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On May 17, 2022, the jury returned a verdict in our favor, finding that we did not infringe any of the asserted claims of the patents claimed to be owned by Surefield, and accordingly, we do not owe any damages to Surefield. The jury also found that all asserted claims of Surefield’s claimed patents were invalid.

Index to Notes to Financial Statements
Lawsuit Alleging Violations of the Fair Housing Act—On October 28, 2020, a group of ten organizations filed a complaint against us in the U.S. District Court for the Western District of Washington. The organizations are the National Fair Housing Alliance, the Fair Housing Center of Metropolitan Detroit, the Fair Housing Justice Center, the Fair Housing Rights Center in Southeastern Pennsylvania, the HOPE Fair Housing Center, the Lexington Fair Housing Council, the Long Island Housing Services, the Metropolitan Milwaukee Fair Housing Council, Open Communities, and the South Suburban Housing Center. The complaint alleged that certain of our business policies and practices violate certain provisions of the Fair Housing Act (the “FHA”). The plaintiffs alleged that these policies and practices (i) have the effect of our services being unavailable in predominantly non-white communities on a more frequent basis than predominantly white communities and (ii) are unnecessary to achieve a valid interest or legitimate objective. The complaint focused on the following policies and practices, as alleged by the plaintiffs: (i) a home's price must exceed a certain dollar amount before we offer service through one of our lead agents or partner agents and (ii) our services and pricing structures are available only for homes serviced by one of our lead agents and those same services and pricing structures may not be offered by one of our partner agents. The plaintiffs sought (i) a declaration that our alleged policies and practices violate the FHA, (ii) an order enjoining us from further alleged violations, (iii) an unspecified amount of monetary damages, and (iv) payment of plaintiffs’ attorneys' fees and costs.

On April 29, 2022, we settled this lawsuit. As part of the settlement, we paid an aggregate of $3,000 to the ten organizations on May 25, 2022 and will pay an additional aggregate of $1,000 to the ten organizations by April 29, 2023. The latter payment will be dedicated to fund programs devoted to expanding home ownership opportunities. In addition to the financial payments, we also agreed to certain changes to our business practices, including expanding our brokerage services to lower-priced homes in certain markets, designating a fair housing compliance officer, revamping our fair housing training, and expanding our diversity recruiting efforts.

Lawsuits Alleging Misclassification—On August 28, 2019, Devin Cook, who was one of our former independent contractor licensed sales associates, whom we call associate agents, filed a complaint against us in the Superior Court of California, County of San Francisco. The plaintiff initially pled the complaint as a class action and alleged that we misclassified her as an independent contractor instead of an employee. The plaintiff also sought unspecified penalties pursuant to representative claims under California’s Private Attorney General Act ("PAGA"). On January 30, 2020, the plaintiff filed a first amended complaint dismissing her class action claim and asserting only claims under PAGA.

On November 20, 2020, Jason Bell, who was one of our former lead agents as well as a former associate agent, filed a complaint against us in the U.S. District Court for the Southern District of California. The complaint was pled as a class action and alleges that, (1) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (2) during the time he served as a lead agent, we misclassified him as an employee who was exempt from minimum wage and overtime laws. The plaintiff also asserted representative claims under PAGA. The plaintiff sought unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, waiting time and other penalties, injunctive and other equitable relief, and plaintiff's attorneys' fees and costs.

On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement is subject to each court’s approval.

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

Index to Notes to Financial Statements

Other Commitments

Our title and settlement business and our mortgage business each holds cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of June 30, 2022, we held $30,879 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow. See Note 5 for our commitments related to inventory under contract but not closed.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The gross carrying amounts and accumulated amortization of intangible assets were as follows:

		June 30, 2022			December 31, 2021
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(10,139)	$72,551	$71,040	$(6,004)	$65,036
Developed technology	3.3	66,340	(27,756)	38,584	63,480	(17,285)	46,195
Customer relationships	10	81,360	(10,729)	70,631	81,360	(6,662)	74,698
Total		$230,390	$(48,624)	$181,766	$215,880	$(29,951)	$185,929

Amortization expense amounted to $9,747 and $8,926 for the three months ended June 30, 2022 and 2021, respectively, and $18,673 and $9,048 for the six months ended June 30, 2022 and 2021, respectively.

Our estimate of remaining amortization expense for intangible assets that existed as of June 30, 2022 is as follows:

2022, excluding the six months ended June 30, 2022	$19,494
2023	38,988
2024	23,741
2025	17,618
2026	17,380
Thereafter	64,545
Estimated remaining amortization expense	$181,766

Goodwill—The carrying amounts of goodwill by reportable segment were as follows:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of December 31, 2021	$250,231	$159,151	$—	$409,382
Goodwill resulting from acquisition	—	—	51,967	51,967
Balance as of June 30, 2022	$250,231	$159,151	$51,967	$461,349

Index to Notes to Financial Statements
Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$107,304	$78,437
Miscellaneous accrued liabilities	39,294	25,217
Payroll tax liability deferred by the CARES Act	7,760	7,760
Customer contract liabilities	7,445	6,708
Total accrued and other liabilities	$161,803	$118,122

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

As of June 30, 2022, the carrying value of our convertible preferred stock, net of issuance costs, is $39,891, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 1, 2022. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of June 30, 2022, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of June 30, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of June 30, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	June 30, 2022	December 31, 2021
Stock options issued and outstanding	3,513,601	4,019,011
Restricted stock units outstanding	10,152,284	4,617,425
Shares available for future equity grants	14,010,059	15,205,854
Total shares reserved for future issuance	27,675,944	23,842,290

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Shares available for issuance at beginning of period	4,768,506	4,039,667
Shares issued during the period	(661,054)	(334,248)
Total shares available for future issuance at end of period	4,107,452	3,705,419

Stock Options—Option activity for the six months ended June 30, 2022 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022(1)	4,019,011	$8.02	3.73	$122,038
PSOs earned(1)	150,000	27.50
Options exercised	(645,120)	6.97
Options expired	(10,290)	6.55
Outstanding as of June 30, 2022	3,513,601	9.05	3.30	4,717
Options exercisable as of June 30, 2022	3,513,601	9.05	3.30	4,717

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

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of June 30, 2022. We did not recognize any option-related expense during the six months ended June 30, 2022. With respect to our PSOs, we had previously expensed the PSOs based on their maximum achievement level. During the first quarter of 2022, our board of directors certified our maximum achievement of the PSOs.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the six months ended June 30, 2022 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2022	4,617,425	$37.13
Granted	7,719,582	11.21
Vested	(1,056,468)	26.86
Forfeited or canceled	(1,128,255)	28.80
Outstanding or deferred as of June 30, 2022(1)	10,152,284	19.42

(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of June 30, 2022 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2022, there was $170,956 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.23 years.

As of June 30, 2022, there were 616,731 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-based compensation expense associated with the PSUs is as follows:

	Six Months Ended June 30,
	2022	2021
PSU expense	$1,669	$2,621

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in website and software development costs, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$3,879	$3,758	$7,257	$6,736
Technology and development(1)	7,700	5,771	15,665	11,532
Marketing	924	535	1,996	1,078
General and administrative	4,310	3,679	8,683	6,981
Total stock-based compensation	$16,813	$13,743	$33,601	$26,327

(1) Net of $919 and $985 of stock-based compensation that was capitalized in the three months ended June 30, 2022 and 2021, respectively, and $2,053 and $1,717 for the six months ended June 30, 2022 and 2021, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(78,146)	$(27,878)	$(168,952)	$(63,662)
Dividends on convertible preferred stock	(350)	(1,878)	(1,144)	(4,214)
Net loss attributable to common stock—basic and diluted	$(78,496)	$(29,756)	$(170,096)	$(67,876)
Denominator:
Weighted-average shares—basic and diluted(1)	107,396,575	104,391,337	107,032,381	103,912,212
Net loss per share attributable to common stock—basic and diluted	$(0.73)	$(0.29)	$(1.59)	$(0.65)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2023 notes as if converted	769,623	777,021	769,623	777,021
2025 notes as if converted	9,119,960	9,119,960	9,119,960	9,119,960
2027 notes as if converted	6,147,900	6,147,900	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	3,513,601	4,639,132	3,513,601	4,639,132
Restricted stock units outstanding(1)(2)	10,119,140	3,671,589	10,119,140	3,671,589
Total	31,710,224	26,395,602	31,710,224	26,395,602

(1) Excludes 616,731 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs.
(2) Excludes 33,144 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of June 30, 2022.

Note 14: Income Taxes

During the six months ended June 30, 2022, we recorded income tax expense of $293, resulting in an effective tax rate of (0.17)%, which is primarily a result of current state income taxes. Our current income tax expense was partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2, 2021 acquisition of Rent. Our June 30, 2021 effective tax rate of 7.35% is primarily a result of our previously recorded full valuation allowance against our deferred tax assets.

Index to Notes to Financial Statements
In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the six months ended June 30, 2022 and 2021. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with our acquisition of Rent., Rent. experienced an ownership change that triggered Section 382. As of September 30, 2021, Rent. completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in our ability to fully utilize Rent.'s pre-change NOLs.

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

Index to Notes to Financial Statements
Note 15: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, our mortgage segment utilizes warehouse credit facilities that are classified as current liabilities in our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan and rights and income associated with the loan. The following table summarizes borrowings under these facilities as of the periods presented:

	June 30, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Maturity Date
City National Bank	$100,000	$36,151	3.63%	10/11/2022
Comerica Bank	75,000	33,448	3.80	Upon lender demand
Origin Bank	75,000	35,000	4.31	9/30/2022
People's United Bank, National Association	50,000	21,695	3.47	10/19/2022
Prosperity Bank	150,000	81,268	3.71	9/30/2022
Republic Bank & Trust Company	75,000	31,906	3.32	8/17/2022
Wells Fargo Bank, N.A.	135,000	44,964	3.52	As determined by lender
Western Alliance Bank	25,000	13,871	3.18	12/2/2022
Total	$685,000	$298,303	—	—

	December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$17,089	3.00%
Texas Capital Bank, N.A.	40,000	11,852	3.01
Flagstar Bank, FSB	25,000	4,102	3.00
Total	$115,000	$33,043	—

Secured Revolving Credit Facility—To provide capital for the homes that it purchases, RedfinNow has, through a special purpose entity called RedfinNow Borrower, entered into a secured revolving credit facility with Goldman Sachs Bank, N.A. ("Goldman Sachs"). Borrowings under the facility are secured by RedfinNow Borrower's assets, including the financed homes, as well as the equity interests in RedfinNow Borrower. Under the facility, RedfinNow Borrower and certain other Redfin entities have ongoing obligations, including Redfin Corporation’s compliance with financial covenants based on its net worth, liquidity, and leverage ratio, each measured on a quarterly basis. The following table summarizes borrowings under this facility as of the periods presented:

	June 30, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$400,000	$156,540	4.55%	$200,000	$199,781	3.30%

The facility matures on August 9, 2023, but we may extend the maturity date for an additional six months to repay outstanding borrowings. Goldman Sachs may, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that have been purchased. The portion financed is based, in part, on how long the qualifying home has been owned by a Redfin entity. Beginning on January 1, 2022, all outstanding borrowings generally bear interest at a rate equal to (i) the USD-SOFR-Compound rate plus (ii) 11.448 basis points (subject to a floor of 0.30%) plus (iii) 3.00%. Outstanding borrowings before January 1, 2022 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%.

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

As of June 30, 2022, RedfinNow Borrower had $470,950 of total assets, of which $364,962 related to inventory and $76,823 in cash and cash equivalents. As of December 31, 2021, RedfinNow Borrower had $567,128 of total assets, of which $337,630 related to inventory and $101,064 in cash and equivalents.

For the three months ended June 30, 2022 and 2021, we amortized $94 and $50 of debt issuance costs, respectively, and recognized $1,243 and $613 of interest expense, respectively. For the six months ended June 30, 2022 and 2021, we amortized $185 and $136 of debt issuance costs, respectively, and recognized $2,751 and $953 of interest expense, respectively.

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—	0.42	—	—	13.7920
2027 notes	April 1, 2027	0.50	0.90	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended June 30, 2022.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	June 30, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$157	$23,355
2025 notes	661,250	—	9,086	652,164
2027 notes	575,000	—	10,646	564,354

	December 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$232	$23,280
2025 notes	661,250	—	10,467	650,783
2027 notes	575,000	—	11,766	563,234

Index to Notes to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2023 notes
Contractual interest expense	$103	$104	$206	$208
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	38	39	75	110
Total interest expense	$141	$143	$281	$318

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	690	690	1,380	1,380
Total interest expense	$690	$690	$1,380	$1,380

2027 notes
Contractual interest expense	719	715	1,438	749
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	560	557	1,120	585
Total interest expense	$1,279	$1,272	$2,558	$1,334

Total
Contractual interest expense	822	819	1,644	957
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	1,288	1,286	2,575	2,075
Total interest expense	$2,110	$2,105	$4,219	$3,032

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

Note 16: Subsequent Events

On July 13, 2022, Bay Equity terminated its warehouse credit facility with Western Alliance Bank effective July 29, 2022.

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

Adverse Macroeconomic Conditions and Our Associated Actions

Since the beginning of the second quarter of 2022, a number of economic factors began to adversely impact the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop has had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Our real estate services transaction volume declined by four percent in the second quarter of 2022 compared to the prior year. Our newly acquired mortgage business, Bay Equity, also experienced significant declines in loan volumes, particularly from refinancing prior mortgages. In response to these macroeconomic and consumer demand developments, we have taken, and intend to take, action to adjust our operations accordingly and manage our business towards longer-term profitability. Recent and anticipated future actions include:
•In June, we laid off approximately 470 employees, which represented approximately six percent of total employees. This workforce reduction was intended to align the size of our brokerage operations and headquarters support with the level of consumer demand for our services.
•Since our June layoff, we continued to reduce our headcount through voluntary employee attrition and have refrained from backfilling most roles. This has resulted in a net reduction of more than 210 employees through the end of July, which represented approximately three percent of total employees.
•In July, we laid off approximately 26 Bay Equity employees to align headcount with projected loan volume. Bay Equity employees were not part of our June workforce reduction. Bay Equity continues to invest in tools and technology to automate operations and continue reducing the cost to originate a loan.

•With respect to our properties business, we expect to significantly reduce the number of home purchases during the third quarter of 2022, compared to the same period last year. Additionally, the purchase prices we offer to sellers will reflect our reduced expectations for home price appreciation during our anticipated holding period for homes. Furthermore, we intend to sell existing and future inventory more rapidly by listing homes at more competitive prices.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020	Jun. 30, 2020
Monthly average visitors (in thousands)	52,698	51,287	44,665	49,147	48,437	46,202	44,135	49,258	42,537
Real estate services transactions
Brokerage	20,565	15,001	19,428	21,929	21,006	14,317	16,951	18,980	13,828
Partner	3,983	3,417	4,603	4,755	4,597	3,944	4,940	5,180	2,691
Total	24,548	18,418	24,031	26,684	25,603	18,261	21,891	24,160	16,519
Real estate services revenue per transaction
Brokerage	$11,692	$11,191	$10,900	$11,107	$11,307	$10,927	$10,751	$10,241	$9,296
Partner	2,851	2,814	2,819	2,990	3,195	3,084	3,123	2,988	2,417
Aggregate	10,258	9,637	9,352	9,661	9,850	9,233	9,030	8,686	8,175
U.S. market share by units(1)	0.82%	0.79%	0.78%	0.78%	0.77%	0.75%	0.68%	0.70%	0.66%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	59%	57%	61%	62%	64%	62%	63%	63%	63%
Average number of lead agents	2,640	2,750	2,485	2,370	2,456	2,277	1,981	1,820	1,399
RedfinNow homes sold	423	617	600	388	292	171	83	37	162
Revenue per RedfinNow home sold (in ones)	$604,120	$608,851	$622,519	$599,963	$571,670	$525,765	$471,895	$504,730	$444,757
Mortgage originations by dollars (in millions)	$1,565	$159	$242	$258	$261	$227	$206	$185	$161
Mortgage originations by units (in ones)	3,860	414	591	671	749	632	570	539	475
(1) Prior to the second quarter of 2022, we reported our U.S. market share based on the aggregate home value of our real estate services transactions, relative to the aggregate value of all U.S. home sales, which we computed based on the mean sale price of U.S. homes provided by the National Association of REALTORS® (“NAR”). Beginning in the second quarter of 2022, NAR (1) revised its methodology of computing the mean sale price, (2) restated its previously reported mean sale price beginning from January 2020 (and indicated that previously reported mean sale price prior to January 2020 is not comparable), and (3) discontinued publication of the mean sale price as part of its primary data set. Due to these changes, we are now reporting our U.S. market share based on the number of homes sold, rather than the dollar value of homes sold. Our market share by number of homes sold has historically been lower than our market share by dollar value of homes sold. We also stopped reporting the aggregate home value of our real estate services transactions.

Monthly Average Visitors

The number of, and growth in, visitors to our website and mobile application are important leading indicators of our business activity because these channels are the primary ways we meet customers. The number of visitors is influenced by, among other things, market conditions that affect interest in buying or selling homes, the level and success of our marketing programs, seasonality, and how our website appears in search results. We believe we can continue to increase visitors, which helps our growth, including through adding rental properties to our website and mobile application.

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

Our monthly average visitors exclude visitors to the websites and mobile applications of Bay Equity, our mortgage business, and Rent., our rental business.

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. If this pilot is successful, we intend to eliminate our commission refund in all markets as early as January 2023. We expect that elimination of our commission refund in all markets will increase our real estate services revenue per transaction.

U.S. Market Share by Units

Increasing our U.S. market share by units is critical to our ability to grow our business and achieve profitability over the long term. We believe there is a significant opportunity to increase our share in the markets we currently serve.

We calculate our market share by aggregating the number of brokerage and partner real estate services transactions. We then divide that number by two times the aggregate number of U.S. home sales, in order to account for both the sell- and buy-side components of each home sale. We obtain the aggregate number of U.S. home sales from the National Association of REALTORS® ("NAR"). NAR data for the most recent period is preliminary and may subsequently be updated by NAR.

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

Mortgage Originations

Mortgage originations is the volume of mortgage loans originated by our mortgage business, measured by both dollar value of loans and number of loans. This volume is an indicator for the growth of our mortgage business. Mortgage originations is affected by mortgage interest rates, the ability of our mortgage loan officers to close loans, and the number of our homebuyer customers who use our mortgage business for a mortgage loan, among other factors.

Prior to April 1, 2022, our mortgage business consisted solely of Redfin Mortgage, LLC. From April 1, 2022 through June 30, 2022, our mortgage business consisted of both Bay Equity LLC and Redfin Mortgage, LLC. We dissolved Redfin Mortgage, LLC on June 30, 2022, and since that time, our mortgage business has consisted solely of Bay Equity LLC.

Components of Our Results of Operations

Revenue

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of RedfinNow homes, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages.

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

Mortgage Revenue

Mortgage Revenue—Mortgage revenue includes fees from the origination and subsequent sale of loans, loan servicing income, interest income on loans held for sale, origination of IRLCs, and the changes in fair value of our IRLCs, forward sales commitments, loans held for sale, and MSRs.

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

Restructuring and Reorganization

Restructuring and reorganization expenses primarily consist of employee termination costs (including severance, retention, benefits, and payroll taxes) associated with the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent. and from our June 2022 workforce reduction.

Interest Income, Interest Expense, Income Tax Expense, and Other Expense, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments, and interest income related to originated mortgage loans.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and six months ended June 30, 2022, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility and our warehouse credit facilities. See Note 15 to our consolidated financial statements for information regarding interest for the facility.

Income Tax (Expense) Benefit

Income tax (expense) benefit relates to the partial release of our valuation allowance as a result of the intangible assets we acquired in connection with acquiring Rent. and certain state income taxes.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Revenue	$606,915	$471,315	$1,204,261	$739,634
Cost of revenue(1)	488,912	345,179	1,013,721	571,140
Gross profit	118,003	126,136	190,540	168,494
Operating expenses
Technology and development(1)	51,506	41,488	101,146	69,166
Marketing(1)	56,743	55,398	100,085	67,200
General and administrative(1)	71,733	59,567	130,699	96,957
Restructuring and reorganization	12,677	—	18,386	—
Total operating expenses	192,659	156,453	350,316	233,323
Loss from operations	(74,656)	(30,317)	(159,776)	(64,829)
Interest income	554	135	774	293
Interest expense	(3,620)	(2,813)	(7,481)	(4,151)
Income tax (expense) benefit	(159)	5,052	(293)	5,052
Other (expense) income, net	(265)	65	(2,176)	(27)
Net loss	$(78,146)	$(27,878)	$(168,952)	$(63,662)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)

Cost of revenue	$3,879	$3,758	$7,257	$6,736
Technology and development	7,700	5,771	15,665	11,532
Marketing	924	535	1,996	1,078
General and administrative	4,310	3,679	8,683	6,981
Total stock-based compensation	$16,813	$13,743	$33,601	$26,327

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	80.6	73.2	84.2	77.2
Gross profit	19.4	26.8	15.8	22.8
Operating expenses
Technology and development(1)	8.5	8.8	8.4	9.4
Marketing(1)	9.3	11.8	8.3	9.1
General and administrative(1)	11.8	12.6	10.9	13.1
Restructuring and reorganization	2.1	0.0	1.5	0.0
Total operating expenses	31.7	33.2	29.1	31.5
Loss from operations	(12.3)	(6.4)	(13.3)	(8.8)
Interest income	0.1	0.0	0.1	0.0
Interest expense	(0.6)	(0.6)	(0.6)	(0.6)
Income tax (expense) benefit	0.0	1.1	0.0	0.7
Other expense, net	0.0	0.0	(0.2)	0.0
Net loss	(12.9)%	(5.9)%	(14.0)%	(8.6)%

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(as a percentage of revenue)

Cost of revenue	0.6%	0.8%	0.6%	0.9%
Technology and development	1.3	1.2	1.3	1.7
Marketing	0.2	0.1	0.2	0.1
General and administrative	0.7	0.8	0.7	0.9
Total	2.8%	2.9%	2.8%	3.6%

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$240,454	$237,511	$2,943	1%
Partner	11,355	14,688	(3,333)	(23)
Total real estate services	251,809	252,199	(390)	0
Properties	262,606	172,445	90,161	52
Rentals	38,248	42,548	(4,300)	(10)
Mortgage	53,098	5,099	47,999	941
Other	5,894	3,422	2,472	72
Intercompany elimination	(4,740)	(4,398)	(342)	8
Total revenue	$606,915	$471,315	$135,600	29
Percentage of revenue
Real estate services
Brokerage	39.6%	50.4%
Partner	1.9	3.1
Total real estate services	41.5	53.5
Properties	43.3	36.6
Rentals	6.3	9.0
Mortgage	8.7	1.1
Other	1.0	0.7
Intercompany elimination	(0.8)	(0.9)
Total revenue	100.0%	100.0%

In the three months ended June 30, 2022, revenue increased by $135.6 million, or 29%, as compared with the same period in 2021. Included in the increase was $53.4 million resulting from our acquisition of Bay Equity, and there were no such revenues in the three months ended June 30, 2021. Excluding these revenues from Bay Equity, this increase in revenue was primarily attributable to a $90.2 million increase in properties revenue. Properties revenue increased 52%, primarily driven by an 45% increase in RedfinNow homes sold and a 6% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, and greater customer awareness of that business. Brokerage revenue increased by $2.9 million, and partner revenue decreased by $3.3 million. Brokerage revenue increased 1% during the period, driven by a 3% increase in brokerage revenue per transaction and a 2% decrease in brokerage transactions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$177,698	$164,125	$13,573	8%
Properties	255,839	167,420	88,419	53
Rentals	7,901	7,570	331	4
Mortgage	46,316	6,832	39,484	578
Other	5,898	3,630	2,268	62
Intercompany elimination	(4,740)	(4,398)	(342)	8
Total cost of revenue	$488,912	$345,179	$143,733	42

Gross profit
Real estate services	$74,111	$88,074	$(13,963)	(16)%
Properties	6,767	5,025	1,742	35
Rentals	30,347	34,978	(4,631)	(13)
Mortgage	6,782	(1,733)	8,515	(491)
Other	(4)	(208)	204	(98)
Total gross profit	$118,003	$126,136	$(8,133)	(6)

Gross margin (percentage of revenue)
Real estate services	29.4%	34.9%
Properties	2.6	2.9
Rentals	79.3	82.2
Mortgage	12.8	(34.0)
Other	(0.1)	(6.1)
Total gross margin	19.4	26.8

In the three months ended June 30, 2022, total cost of revenue increased by $143.7 million, or 42%, as compared with the same period in 2021. Included in the increase was $44.1 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended June 30, 2021. Excluding these expenses from Bay Equity, this increase in cost of revenue was primarily attributable to (1) an $80.2 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes being sold, and (2) a $17.5 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the three months ended June 30, 2022, total gross margin decreased 740 basis points as compared with the same period in 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and a decrease in real estate services gross margin. This was partially offset by the increases in mortgage and other gross margin.

In the three months ended June 30, 2022, real estate services gross margin decreased 550 basis points as compared with the same period in 2021. This was primarily attributable to a 670 basis point increase in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 210 basis point decrease in home-touring and field expenses.

In the three months ended June 30, 2022, properties gross margin decreased 30 basis points as compared with the same period in 2021. This was primarily attributable to an 80 basis point increase in home purchase and related capitalized improvements as a percentage of revenue. This was partially offset by a 50 basis point decrease in personnel costs and transaction bonuses.

In the three months ended June 30, 2022, rentals gross margin decreased 290 basis points as compared with the same period in 2021. This was primarily attributable to a 180 basis point increase in personnel costs and transaction bonuses as a percentage of revenue due to expanded services.

In the three months ended June 30, 2022, mortgage gross margin increased 4,680 basis points as compared with the same period in 2021. This was primarily attributable to a 3,780 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by the performance of Bay Equity as compared to our prior mortgage business.

In the three months ended June 30, 2022, other gross margin increased 600 basis points. This was primarily attributable to a 190 basis point decrease in office and occupancy expenses, a 160 basis point decrease in outside services, and a 140 basis point decrease in personnel costs and transaction bonuses, each as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$51,506	$41,488	$10,018	24%
Marketing	56,743	55,398	1,345	2
General and administrative	71,733	59,567	12,166	20
Restructuring and reorganization	12,677	—	12,677	n/a
Total operating expenses	$192,659	$156,453	$36,206	23
Percentage of revenue
Technology and development	8.5%	8.8%
Marketing	9.3	11.8
General and administrative	11.8	12.6
Restructuring and reorganization	2.1	—
Total operating expenses	31.7%	33.2%

In the three months ended June 30, 2022, technology and development expenses increased by $10.0 million, or 24%, as compared with the same period in 2021. Included in the increase was $0.7 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended June 30, 2021. Excluding these expenses from Bay Equity, the increase was primarily attributable to an $8.7 million increase in personnel costs due to increased headcount.

In the three months ended June 30, 2022, marketing expenses increased by $1.3 million, or 2.4%, as compared with the same period in 2021. Included in the increase was $1.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended June 30, 2021. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $1.9 million decrease in outside services for marketing production. This was partially offset by a $1.5 million increase in personnel costs.

In the three months ended June 30, 2022, general and administrative expenses increased by $12.2 million, or 20%, as compared with the same period in 2021. Included in the increase was $8.4 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended June 30, 2021. Excluding these expenses from Bay Equity, the increase was primarily attributable to a $3.2 million increase in legal expenses, largely due to a settlement offer, and a $3.1 million increase in personnel costs due to increased headcount. This was partially offset by a $4.2 million decrease in acquisition-related expenses.

In the three months ended June 30, 2022, restructuring and reorganization expenses increased by $12.7 million, and there were no such expenses in the three months ended June 30, 2021. These expenses were attributable to $10.3 million in severance and other costs associated with our June 2022 workforce reduction, and $2.4 million in severance and other costs associated with our mortgage restructuring. See Note 1 to our consolidated financial statements for more information on our restructuring and reorganization costs.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, and Other (Expense) Income, Net

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$554	$135	$419	310%
Interest expense	(3,620)	(2,813)	(807)	29
Income tax (expense) benefit	(159)	5,052	(5,211)	(103)
Other (expense) income, net	(265)	65	(330)	(508)
Interest income, interest expense, income tax (expense) benefit, and other (expense) income, net	$(3,490)	$2,439	$(5,929)	(243)
Percentage of revenue
Interest income	0.1%	0.0%
Interest expense	(0.6)	(0.6)
Income tax (expense) benefit	0.0	1.1
Other (expense) income, net	0.0	0.0
Interest income, interest expense, income tax (expense) benefit, and other (expense) income, net	(0.5)%	0.5%

In the three months ended June 30, 2022, interest income, interest expense, income tax (expense) benefit, and other (expense) income, net decreased by $5.9 million as compared to the same period in 2021.

Interest expense increased by $0.8 million due primarily to use of our secured revolving credit facility and interest on our 2027 convertible senior notes. See Note 15 to our consolidated financial statements for more information.

In the three months ended June 30, 2022, we had an income tax expense rather than benefit, with a net decrease of $5.2 million. See Note 14 to our consolidated financial statements for more information.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$408,326	$393,957	$14,369	4%
Partner	20,969	26,851	(5,882)	(22)
Total real estate services	429,295	420,808	8,487	2
Properties	642,359	265,171	377,188	142
Rentals	76,292	42,548	33,744	79
Mortgage	56,015	10,810	45,205	418
Other	10,263	7,068	3,195	45
Intercompany elimination	(9,963)	(6,771)	(3,192)	47
Total revenue	$1,204,261	$739,634	$464,627	63
Percentage of revenue
Real estate services
Brokerage	33.9%	53.3%
Partner	1.7	3.6
Total real estate services	35.6	56.9
Properties	53.3	35.9
Rentals	6.3	5.8
Mortgage	4.7	1.5
Other	0.9	0.8
Intercompany elimination	(0.8)	(0.9)
Total revenue	100.0%	100.0%

In the six months ended June 30, 2022, revenue increased by $464.6 million, or 63%, as compared with the same period in 2021. Included in the increase was $76.3 million resulting from our acquisition of Rent., and there was $42.5 million of such revenue in the six months ended June 30, 2021. Also included in the increase was $53.4 million resulting from our acquisition of Bay Equity, and there were no such revenues in the six months ended June 30, 2021. Excluding these revenues from Rent. and Bay Equity, this increase in revenue was primarily attributable to a $377.2 million increase in properties revenue. Properties revenue increased 142%, primarily driven by a 125% increase in RedfinNow homes sold and an 11% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, and greater customer awareness of that business. Brokerage revenue increased by $14.4 million, and partner revenue decreased by $5.9 million. Brokerage revenue increased 4% during the period, driven by a 3% increase in brokerage revenue per transaction and a 1% increase in brokerage transactions.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$331,482	$292,342	$39,140	13%
Properties	614,704	258,551	356,153	138
Rentals	15,094	7,570	7,524	99
Mortgage	51,834	12,701	39,133	308
Other	10,570	6,747	3,823	57
Intercompany elimination	(9,963)	(6,771)	(3,192)	47
Total cost of revenue	$1,013,721	$571,140	$442,581	77

Gross profit
Real estate services	$97,813	$128,466	$(30,653)	(24)%
Properties	27,655	6,620	21,035	318
Rentals	61,198	34,978	26,220	75
Mortgage	4,181	(1,891)	6,072	(321)
Other	(307)	321	(628)	(196)
Total gross profit	$190,540	$168,494	$22,046	13

Gross margin (percentage of revenue)
Real estate services	22.8%	30.5%
Properties	4.3	2.5
Rentals	80.2	82.2
Mortgage	7.5	(17.5)
Other	(3.0)	4.5
Total gross margin	15.7	22.8

In the six months ended June 30, 2022, total cost of revenue increased by $442.6 million, or 77%, as compared with the same period in 2021. Included in the increase was $15.1 million resulting from our acquisition of Rent., and there were $7.6 million such expenses in the six months ended June 30, 2021. Also included in the increase was $44.1 million from our acquisition of Bay Equity, and there were no such expenses in the six months ended June 30, 2021. Excluding these expenses from Rent. and Bay Equity, this increase in cost of revenue was primarily attributable to (1) a $327.4 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes being sold, and (2) a $46.3 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the six months ended June 30, 2022, total gross margin decreased 710 basis points as compared with the same period in 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services and other gross margin. This was partially offset by the increase in properties and mortgage gross margin.

In the six months ended June 30, 2022, real estate services gross margin decreased 770 basis points as compared with the same period in 2021. This was primarily attributable to a 830 basis point increase in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 160 basis point decrease in home-touring and field expenses.

In the six months ended June 30, 2022, properties gross margin increased 180 basis points as compared with the same period in 2021. This was primarily attributable to a 170 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the six months ended June 30, 2022, rentals gross margin decreased 200 basis points as compared with the same period in 2021. This was primarily attributable to a 170 basis point increase in personnel costs as a percentage of revenue due to expanded services.

In the six months ended June 30, 2022, mortgage gross margin increased 2,500 basis points as compared with the same period in 2021. This was primarily attributable to a 1,940 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by the performance of Bay Equity as compared to our prior mortgage business.

In the six months ended June 30, 2022, other gross margin decreased 750 basis points. This was primarily attributable to a 940 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$101,146	$69,166	$31,980	46%
Marketing	100,085	67,200	32,885	49
General and administrative	130,699	96,957	33,742	35
Restructuring and reorganization	18,386	—	18,386	n/a
Total operating expenses	$350,316	$233,323	$116,993	50
Percentage of revenue
Technology and development	8.4%	9.4%
Marketing	8.3	9.1
General and administrative	10.9	13.1
Restructuring and reorganization	1.5	—
Total operating expenses	29.1%	31.6%

In the six months ended June 30, 2022, technology and development expenses increased by $32.0 million, or 46%, as compared with the same period in 2021. Included in the increase was $25.7 million resulting from our acquisition of Rent., and there were $13.0 million such expenses in the six months ended June 30, 2021. Also included in the increase was $0.7 million resulting from our acquisition of Bay Equity, and there were no such expenses in the six months ended June 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $14.5 million increase in personnel costs due to increased headcount.

In the six months ended June 30, 2022, marketing expenses increased by $32.9 million, or 49%, as compared with the same period in 2021. Included in the increase was $24.1 million resulting from our acquisition of Rent., and there were $12.6 million such expenses in the six months ended June 30, 2021. Also included in the increase was $1.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in the six months ended June 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $16.0 million increase in marketing media costs as we expanded advertising.

In the six months ended June 30, 2022, general and administrative expenses increased by $33.7 million, or 35%, as compared with the same period in 2021. Included in the increase was $45.8 million resulting from our acquisition of Rent., and there were $23.0 million such expenses in the six months ended June 30, 2021. Also included in the increase was $8.4 million resulting from our acquisition of Bay Equity, and there were no such expenses in the six months ended June 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $10.2 million increase in personnel costs due to increased headcount, and a $3.4 million increase in Internet-based software services. This was partially offset by a $6.1 million decrease in advertising campaign and contractor expenses for recruiting employees, and a $5.3 million decrease in acquisition transaction expenses.

In the six months ended June 30, 2022, restructuring and reorganization expenses increased by $18.4 million, and there were no such expenses in the six months ended June 30, 2021. These expenses were attributable to $10.3 million in severance and other costs associated with our June 2022 workforce reduction, and $6.5 million in severance and other costs associated with our mortgage restructuring, and $1.5 million in severance costs associated with our rentals restructuring. See Note 1 to our consolidated financial statements for more information on our restructuring and reorganization costs

Interest Income, Interest Expense, Income Tax (Expense) Benefit, and Other Expense, Net

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$774	$293	$481	164%
Interest expense	(7,481)	(4,151)	(3,330)	80
Income tax (expense) benefit	(293)	5,052	(5,345)	(106)
Other expense, net	(2,176)	(27)	(2,149)	7,959
Interest income, interest expense, income tax (expense) benefit, and other expense, net	$(9,176)	$1,167	$(10,343)	(886)
Percentage of revenue
Interest income	0.1%	0.0%
Interest expense	(0.6)	(0.6)
Income tax (expense) benefit	0.0	0.7
Other expense, net	(0.2)	0.0
Interest income, interest expense, income tax (expense) benefit, and other expense, net	(0.7)%	0.2%

In the six months ended June 30, 2022, interest income, interest expense, income tax (expense) benefit, and other expense, net decreased by $10.3 million as compared to the same period in 2021.

Interest expense increased by $3.3 million due primarily to use of our secured revolving credit facility and interest on our 2027 convertible senior notes. See Note 15 to our consolidated financial statements for more information on these.

In the six months ended June 30, 2022, we had an income tax expense rather than benefit, with a net decrease of $5.3 million. See Note 14 to our consolidated financials statements for more information.

Segment Financial Information

The tables below present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and six months ended June 30, 2022 and 2021.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is presented below, along with a reconciliation of adjusted EBITDA to net loss.

	Three Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$251,809	$262,606	$38,248	$53,098	$5,894	$(4,740)	$606,915
Cost of revenue	177,698	255,839	7,901	46,316	5,898	(4,740)	488,912
Gross profit	74,111	6,767	30,347	6,782	(4)	—	118,003
Operating expenses
Technology and development	27,696	4,684	14,871	1,904	1,189	1,162	51,506
Marketing	40,765	821	13,086	1,843	71	157	56,743
General and administrative	24,341	3,210	21,824	9,450	850	12,058	71,733
Restructuring and reorganization	—	—	—	—	—	12,677	12,677
Total operating expenses	92,802	8,715	49,781	13,197	2,110	26,054	192,659
Loss from operations	(18,691)	(1,948)	(19,434)	(6,415)	(2,114)	(26,054)	(74,656)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(1,245)	232	(35)	11	(2,330)	(3,490)
Net loss	$(18,814)	$(3,193)	$(19,202)	$(6,450)	$(2,103)	$(28,384)	$(78,146)

	Three Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$(18,814)	$(3,193)	$(19,202)	$(6,450)	$(2,103)	$(28,384)	$(78,146)
Interest income(1)	—	(159)	(1)	(2,929)	(12)	(381)	(3,482)
Interest expense(2)	—	1,403	—	1,958	—	2,214	5,575
Income tax expense	—	—	(230)	33	—	356	159
Depreciation and amortization	4,551	603	9,511	1,070	318	274	16,327
Stock-based compensation(3)	9,670	1,527	2,739	780	441	1,656	16,813
Acquisition-related costs(4)	—	—	—	—	—	1,507	1,507
Restructuring and reorganization(5)	—	—	—	—	—	12,677	12,677
Adjusted EBITDA	$(4,593)	$181	$(7,183)	$(5,538)	$(1,356)	$(10,081)	$(28,570)

(1) Interest income includes $2.9 million of interest income related to originated mortgage loans for the three months ended June 30, 2022.
(2) Interest expense includes $2.0 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2022.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June 2022 workforce reduction.

	Three Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$252,199	$172,445	$42,548	$5,099	$3,422	$(4,398)	$471,315
Cost of revenue	164,125	167,420	7,570	6,832	3,630	(4,398)	345,179
Gross profit	88,074	5,025	34,978	(1,733)	(208)	—	126,136
Operating expenses
Technology and development	20,010	3,080	13,568	2,536	479	1,815	41,488
Marketing	41,746	572	12,607	130	30	313	55,398
General and administrative	18,498	2,078	23,116	1,927	416	13,532	59,567
Total operating expenses	80,254	5,730	49,291	4,593	925	15,660	156,453
Income (loss) from operations	7,820	(705)	(14,313)	(6,326)	(1,133)	(15,660)	(30,317)
Interest income, interest expense, income tax expense, and other expense, net	(3)	(662)	212	1	1	2,890	2,439
Net income (loss)	$7,817	$(1,367)	$(14,101)	$(6,325)	$(1,132)	$(12,770)	$(27,878)

	Three Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net income (loss)	$7,817	$(1,367)	$(14,101)	$(6,325)	$(1,132)	$(12,770)	$(27,878)
Interest income(1)	—	(2)	—	(414)	(1)	(131)	(548)
Interest expense(2)	—	664	—	407	—	2,149	3,220
Income tax expense	—	—	(212)	—	—	(4,840)	(5,052)
Depreciation and amortization	3,180	412	9,110	313	167	495	13,677
Stock-based compensation(3)	9,042	1,239	113	770	191	2,388	13,743
Acquisition-related costs(4)	—	—	—	—	—	5,616	5,616
Restructuring and reorganization(5)	—	—	—	—	—	—	—
Adjusted EBITDA	$20,039	$946	$(5,090)	$(5,249)	$(775)	$(7,093)	$2,778

(1) Interest income includes $0.4 million of interest income related to originated mortgage loans for the three months ended June 30, 2021.
(2) Interest expense includes $0.4 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2021.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June 2022 workforce reduction.

	Six Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$429,295	$642,359	$76,292	$56,015	$10,263	$(9,963)	$1,204,261
Cost of revenue	331,482	614,704	15,094	51,834	10,570	(9,963)	1,013,721
Gross profit	97,813	27,655	61,198	4,181	(307)	—	190,540
Operating expenses
Technology and development	54,435	8,803	29,154	4,251	2,225	2,278	101,146
Marketing	71,608	1,974	24,128	1,871	125	379	100,085
General and administrative	47,333	6,035	46,015	10,974	1,562	18,780	130,699
Restructuring and reorganization	—	—	—	—	—	18,386	18,386
Total operating expenses	173,376	16,812	99,297	17,096	3,912	39,823	350,316
(Loss) income from operations	(75,563)	10,843	(38,099)	(12,915)	(4,219)	(39,823)	(159,776)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(2,869)	701	(35)	12	(6,862)	(9,176)
Net (loss) income	$(75,686)	$7,974	$(37,398)	$(12,950)	$(4,207)	$(46,685)	$(168,952)

	Six Months Ended June 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net (loss) income	$(75,686)	$7,974	$(37,398)	$(12,950)	$(4,207)	$(46,685)	$(168,952)
Interest income(1)	—	(184)	(1)	(3,247)	(13)	(575)	(4,020)
Interest expense(2)	—	3,052	—	2,235	—	4,427	9,714
Income tax expense	—	—	(434)	33	—	694	293
Depreciation and amortization	8,569	1,141	18,867	1,372	573	618	31,140
Stock-based compensation(3)	19,810	3,064	4,979	1,381	810	3,557	33,601
Acquisition-related costs(4)	—	—	—	—	—	2,424	2,424
Restructuring and reorganization(5)	—	—	—	—	—	18,386	18,386
Adjusted EBITDA	$(47,307)	$15,047	$(13,987)	$(11,176)	$(2,837)	$(17,154)	$(77,414)

(1) Interest income includes $3.2 million of interest income related to originated mortgage loans for the six months ended June 30, 2022.
(2) Interest expense includes $2.2 million of interest expense related to our warehouse credit facilities for the six months ended June 30, 2022.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June 2022 workforce reduction.

	Six Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$420,808	$265,171	$42,548	$10,810	$7,068	$(6,771)	$739,634
Cost of revenue	292,342	258,551	7,570	12,701	6,747	(6,771)	571,140
Gross profit	128,466	6,620	34,978	(1,891)	321	—	168,494
Operating expenses
Technology and development	40,130	5,910	13,767	4,904	952	3,503	69,166
Marketing	52,928	779	12,611	264	63	555	67,200
General and administrative	42,429	4,507	23,149	3,352	933	22,587	96,957
Total operating expenses	135,487	11,196	49,527	8,520	1,948	26,645	233,323
Loss from operations	(7,021)	(4,576)	(14,549)	(10,411)	(1,627)	(26,645)	(64,829)
Interest income, interest expense, income tax expense, and other expense, net	(31)	(1,082)	212	2	1	2,065	1,167
Net loss	$(7,052)	$(5,658)	$(14,337)	$(10,409)	$(1,626)	$(24,580)	$(63,662)

	Six Months Ended June 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$(7,052)	$(5,658)	$(14,337)	$(10,409)	$(1,626)	$(24,580)	$(63,662)
Interest income(1)	—	(7)	—	(771)	(1)	(284)	(1,063)
Interest expense(2)	—	1,089	—	835	—	3,063	4,987
Income tax expense	—	—	(212)	—	—	(4,840)	(5,052)
Depreciation and amortization	6,230	803	9,111	591	334	949	18,018
Stock-based compensation(3)	17,560	2,373	174	1,444	341	4,435	26,327
Acquisition-related costs(4)	—	—	—	—	—	7,723	7,723
Restructuring and reorganization(5)	—	—	—	—	—	—	—
Adjusted EBITDA	$16,738	$(1,400)	$(5,264)	$(8,310)	$(952)	$(13,534)	$(12,722)

(1) Interest income includes $0.8 million of interest income related to originated mortgage loans for the six months ended June 30, 2021.
(2) Interest expense includes $0.8 million of interest expense related to our warehouse credit facilities for the six months ended June 30, 2021.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June 2022 workforce reduction.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $379.9 million and investments of $135.5 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

Also as of June 30, 2022, we had $1,259.8 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

Also as of June 30, 2022, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

With respect to the cash outlay for our properties business, for the quarter ended June 30, 2022, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on our home purchases during the quarter ended June 30, 2022 and our home purchase commitments as of June 30, 2022. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility. Also see "Risk Factors” for a discussion of our (1) potential inability to comply with one or more of the facility’s financial covenants with respect to the third quarter of 2022, (2) resulting obligation to repay all outstanding borrowings upon our potential termination of the facility, and (3) need to fund home purchases solely through cash, if we are unable to secure alternative sources of financing.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our secured revolving credit facility (if available) and our warehouse credit facilities, will provide sufficient liquidity to meet our operational needs, repay all outstanding borrowings under our secured revolving credit facility in the event of a termination, satisfy commitments by our properties business to purchase homes, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business and our mortgage business each holds cash in escrow that we do not record on our consolidated balance sheets. See Note 8 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)

Net cash used in operating activities	$(168,500)	$(213,638)
Net cash used in investing activities	(159,285)	(544,078)
Net cash provided by financing activities	17,747	599,578

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

Net cash used in operating activities was $168.5 million for the six months ended June 30, 2022, primarily attributable to (i) our net loss of $169.0 million, (ii) changes in assets and liabilities, which decreased cash provided by operating activities by $80.2 million, and (iii) $80.6 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. The primary uses of cash related to changes in our assets and liabilities were a $19.3 million increase in inventory related to our properties business and a net increase of origination of loans held for sale of $53.6 million.

Net cash used in operating activities was $213.6 million for the six months ended June 30, 2021, primarily attributable to a net loss of $63.7 million, offset by $52.4 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $202.4 million. The primary sources of cash related to changes in our assets and liabilities were a $42.7 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $22.3 million decrease in accounts receivable related to the timing of escrow payments in-transit. The primary use of cash related to changes in our assets and liabilities was a $199.8 million increase in inventory related to our properties business.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $159.3 million for the six months ended June 30, 2022, primarily attributable to the net cash paid for our acquisition of Bay Equity of $97.3 million, $49.8 million in net investments in U.S. government securities, and $9.0 million of capitalized software development expenses.

Net cash used in investing activities was $544.1 million for the six months ended June 30, 2021, primarily attributable to cash paid for our acquisition of Rent. of $608.0 million, $77.5 million in net investments in U.S. government securities, and $3.3 million of capitalized software development expenses.

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

Net cash provided by financing activities was $17.7 million for the six months ended June 30, 2022, attributable to a $43.2 million decrease in net borrowings under our secured revolving credit facility and a $56.7 million increase in net borrowings under our warehouse credit facilities.

Net cash provided by financing activities was $599.6 million for the six months ended June 30, 2021, primarily attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $99.8 million increase in net borrowings under our secured revolving credit facility.

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

See Note 2 to our consolidated financial statements for a summary of our valuation of the Bay Equity intangible assets, along with their estimated useful lives.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no material adjustments were required to our home inventory during the three months ended June 30, 2022, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

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

As of June 30, 2022, we had cash and cash equivalents of $379.9 million and investments of $135.5 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the third quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of June 30, 2022.

We are subject to interest rate risk on borrowings under our secured revolving credit facility. See Note 15 to our consolidated financial statements for a description of this facility. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the facility during the third quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Goldman Sachs secured revolving credit facility may become unavailable if we are unable to comply with the facility’s financial covenants. If the facility becomes unavailable, we will need to seek an alternative source of financing, or rely on our cash on hand, to fund future RedfinNow home purchases. Any use of cash will decrease cash available for our other business needs. Furthermore, to the extent an alternative source of financing or cash is unavailable, RedfinNow would be unable to purchase the homes required for its growth.

Since the fourth quarter of 2019, RedfinNow has, through a special purpose entity called RedfinNow Borrower, relied on a secured revolving credit facility with Goldman Sachs to partially fund the purchase price of some of the homes that it purchases. See Note 15 to our consolidated financial statements for more information on this facility.

Under the facility, RedfinNow Borrower and certain other Redfin entities have ongoing obligations, including Redfin Corporation’s compliance with financial covenants based on its net worth, liquidity, and leverage ratio, each measured on a quarterly basis. Due to current macroeconomic conditions and their impact on our business, including as discussed in “Management’s Discussion and Analysis-Adverse Macroeconomic Conditions and Our Associated Action," we may be unable to comply with one or more of these covenants with respect to the third quarter of 2022 or a future quarter. We are actively negotiating changes to the facility, including the financial covenants, to decrease the risk of non-compliance and expect to reach an agreement by the end of the third quarter of 2022. However, such negotiations may be unsuccessful.

To the extent that such negotiations are unsuccessful and we anticipate breaching one or more financial covenants with respect to a quarter, then we intend to terminate the facility to avoid triggering an event of default under the facility. Terminating the facility would require us to repay all outstanding borrowings, including borrowings associated with homes that we have not sold and received the sales proceeds. The proceeds we receive from any ultimate sales of such homes may be less than the repaid borrowings. As of June 30, 2022, there were $156.5 million of outstanding borrowings under the facility.

Use of our cash in connection with terminating the facility, as well as to fund future RedfinNow home purchases, will decrease our cash available for other business needs. Additionally, to the extent an alternative source of financing or cash is unavailable for future home purchases, RedfinNow would be unable to purchase the homes required for its growth.

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

In particular, our estimates of the fair value of Bay Equity’s MSRs are based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuate due to a number of factors, including estimated discount rate, the cost of servicing, objective portfolio characteristics, contractual service fees, default rates, prepayment rates and other market conditions that affect the number of loans that ultimately become delinquent or are repaid or refinanced. These estimates are calculated by a third party using financial models that account for a high number of variables that drive cash flows associated with MSRs and anticipate changes in those variables over the life of the MSR. The accuracy of our estimates of the fair value of our MSRs are dependent on the reasonableness of the results of such models and the variables and assumptions that are built into them. If prepayment speeds or loan delinquencies are higher than anticipated, or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which could adversely affect our financial condition and results of operations.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation				X
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

August 4, 2022	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 4, 2022	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)