Form 10-Q
period 2022-09-30
Redfin Corp
filed 2022-11-09
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-38160

Redfin Corporation
(Exact name of registrant as specified in its charter)

Delaware		74-3064240
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1099 Stewart Street	Suite 600
Seattle	WA	98101
(Address of Principal Executive Offices)		(Zip Code)

(206)	576-8610
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDFN	The Nasdaq Global Select Market

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

The registrant had 108,748,718 shares of common stock outstanding as of October 27, 2022.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$359,724	$591,003
Restricted cash	43,992	127,278
Short-term investments	110,316	33,737
Accounts receivable, net of allowances for credit losses of $1,979 and $1,298	96,343	69,594
Inventory	301,231	358,221
Loans held for sale	256,339	35,759
Prepaid expenses	27,361	22,948
Other current assets	26,738	7,524
Total current assets	1,222,044	1,246,064
Property and equipment, net	59,238	58,671
Right-of-use assets, net	45,647	54,200
Mortgage servicing rights, at fair value	36,914	—
Long-term investments	41,677	54,828
Goodwill	461,349	409,382
Intangible assets, net	172,019	185,929
Other assets, noncurrent	12,054	12,898
Total assets	$2,050,942	$2,021,972
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$12,422	$12,546
Accrued and other liabilities	133,885	118,122
Warehouse credit facilities	252,529	33,043
Secured revolving credit facility	202,416	199,781
Convertible senior notes, net	23,393	23,280
Lease liabilities	21,094	15,040
Total current liabilities	645,739	401,812
Lease liabilities, noncurrent	39,803	55,222
Convertible senior notes, net, noncurrent	1,217,768	1,214,017
Deferred tax liabilities	344	1,201
Total liabilities	1,903,654	1,672,252
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	39,902	39,868
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 108,716,990 and 106,308,767 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	109	106
Additional paid-in capital	739,689	682,084
Accumulated other comprehensive loss	(1,051)	(174)
Accumulated deficit	(631,361)	(372,164)
Total stockholders’ equity	107,386	309,852
Total liabilities, mezzanine equity, and stockholders’ equity	$2,050,942	$2,021,972

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Service	$300,854	$301,657	$862,756	$776,120
Product	299,663	238,417	942,022	503,588
Total revenue	600,517	540,074	1,804,778	1,279,708
Cost of revenue
Service	210,189	174,267	608,884	486,880
Product	332,251	238,505	947,277	497,032
Total cost of revenue	542,440	412,772	1,556,161	983,912
Gross profit	58,077	127,302	248,617	295,796
Operating expenses
Technology and development	48,063	43,658	149,209	112,824
Marketing	33,748	49,143	133,832	116,343
General and administrative	61,005	54,395	191,704	151,352
Restructuring and reorganization	284	—	18,670	—
Total operating expenses	143,100	147,196	493,415	380,519
Loss from operations	(85,023)	(19,894)	(244,798)	(84,723)
Interest income	1,174	178	1,948	472
Interest expense	(5,359)	(3,672)	(12,841)	(7,822)
Income tax (expense) benefit	(132)	311	(425)	5,363
Other (expense) income, net	(905)	4,128	(3,081)	4,099
Net loss	$(90,245)	$(18,949)	$(259,197)	$(82,611)
Non-cash dividends on convertible preferred stock	(272)	(1,662)	(1,416)	(5,875)
Net loss attributable to common stock—basic and diluted	$(90,517)	$(20,611)	$(260,613)	$(88,486)
Net loss per share attributable to common stock—basic and diluted	$(0.83)	$(0.20)	$(2.42)	$(0.85)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	108,618,491	105,144,872	107,566,894	104,327,614

Net loss	$(90,245)	$(18,949)	$(259,197)	$(82,611)
Other comprehensive income
Foreign currency translation adjustments	27	3	65	3
Unrealized gain on available-for-sale debt securities	34	27	812	161
Comprehensive loss	$(90,184)	$(18,919)	$(258,320)	$(82,447)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(259,197)	$(82,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,438	32,303
Stock-based compensation	51,672	39,438
Amortization of debt discount and issuance costs	4,358	3,583
Non-cash lease expense	11,313	8,510
Impairment costs	913	—
Net loss on IRLCs, forward sales commitments, and loans held for sale	4,228	342
Change in fair value of mortgage servicing rights, net	(1,472)	—
Other	3,254	(3,847)
Change in assets and liabilities:
Accounts receivable, net	(17,052)	(29,487)
Inventory	56,990	(385,986)
Prepaid expenses and other assets	(2,721)	(9,532)
Accounts payable	(1,875)	616
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(24,202)	23,011
Lease liabilities	(12,435)	(9,644)
Origination of mortgage servicing rights	(2,774)	—
Proceeds from sale of mortgage servicing rights	1,314	—
Origination of loans held for sale	(3,091,099)	(745,703)
Proceeds from sale of loans originated as held for sale	3,082,858	744,886
Net cash used in operating activities	(148,489)	(414,121)
Investing activities
Purchases of property and equipment	(17,496)	(20,575)
Purchases of investments	(145,273)	(129,277)
Sales of investments	12,946	98,687
Maturities of investments	66,055	96,303
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	(97,341)	(608,000)
Net cash used in investing activities	(181,109)	(562,862)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	9,679	14,194
Tax payments related to net share settlements on restricted stock units	(6,650)	(21,088)
Borrowings from warehouse credit facilities	3,080,606	710,535
Repayments to warehouse credit facilities	(3,069,728)	(709,739)
Borrowings from secured revolving credit facility	552,051	431,717
Repayments to secured revolving credit facility	(549,416)	(256,039)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	561,529
Purchases of capped calls related to convertible senior notes	—	(62,647)
Payments for repurchases and conversions of convertible senior notes	—	(2,159)
Other financing payables	—	3,161
Principal payments under finance lease obligations	(680)	(567)
Cash paid for secured revolving credit facility issuance costs	(764)	(485)
Net cash provided by financing activities	15,098	668,412
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(65)	(3)
Net change in cash, cash equivalents, and restricted cash	(314,565)	(308,574)
Cash, cash equivalents, and restricted cash:
Beginning of period	718,281	945,820
End of period	$403,716	$637,246

Supplemental disclosure of cash flow information
Cash paid for interest	$12,887	$5,539
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,983	2,745
Property and equipment additions in accounts payable and accrued liabilities	28	—
Leasehold improvements paid directly by lessor	77	1,334

	As of September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$359,724	$562,714
Restricted cash	43,992	74,532
Total cash, cash equivalents, and restricted cash	$403,716	$637,246

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	50,585	—	344	—	—	344
Issuance of common stock pursuant to settlement of restricted stock units	—	—	305,603	1	—	—	—	1
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(85,777)	—	(2,906)	—	—	(2,906)
Stock-based compensation	—	—	—	—	19,000	—	—	19,000
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	—	(90,245)	—	(90,245)
Balance, September 30, 2022	40,000	$39,902	108,716,990	$109	$739,689	$(631,361)	$(1,051)	$107,386

Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	34	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	695,705	1	4,971	—	—	4,972
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,362,071	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(402,527)	—	(6,649)	—	—	(6,649)
Stock-based compensation	—	—	—	—	54,655	—	—	54,655
Other comprehensive loss	—	—	—	—	—	—	(877)	(877)
Net loss	—	—	—	—	—	(259,197)	—	(259,197)
Balance, September 30, 2022	40,000	$39,902	108,716,990	$109	$739,689	$(631,361)	$(1,051)	$107,386

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	40,000	$39,846	104,838,095	$105	$651,627	$(326,213)	$77	$325,596
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	264,875	—	1,696	—	—	1,696
Issuance of common stock pursuant to settlement of restricted stock units	—	—	334,283	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(95,122)	—	(4,558)	—	—	(4,558)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	3,164	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	14,139	—	—	14,139
Other comprehensive loss	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(18,949)	—	(18,949)
Balance, September 30, 2021	40,000	$39,857	105,375,935	$105	$662,894	$(345,162)	$47	$317,884

Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	34	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	135,426	—	7,299	—	—	7,299
Issuance of common stock pursuant to exercise of stock options	—	—	1,354,078	1	6,895	—	—	6,896
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,072,378	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(319,229)	—	(21,088)	—	—	(21,088)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	40,768	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	42,183	—	—	42,183
Other comprehensive loss	—	—	—	—	—	—	(164)	(164)
Net loss	—	—	—	—	—	(82,611)	—	(82,611)
Balance, September 30, 2021	40,000	$39,857	105,375,935	$105	$662,894	$(345,162)	$47	$317,884

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2022, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, as well as our statements of cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

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

Restructuring and Reorganization—Restructuring and reorganization expenses primarily consist of employee termination costs (including severance, retention, benefits, and payroll taxes) associated with the restructuring and reorganization activities from our acquisitions of Bay Equity LLC (“Bay Equity”), our mortgage business, and Rent Group Inc. (“Rent.”), our rentals business, and from our June 2022 workforce reduction. Restructuring and reorganization expenses will also include additional expenses throughout 2022 and into 2023 related to our November 9, 2022 workforce reduction and wind-down of our RedfinNow operations. These expenses are included in restructuring and reorganization in our consolidated statements of comprehensive loss and in accrued and other liabilities in our consolidated balance sheets. See Note 16 to our consolidated financial statements for more information on our November 9, 2022 workforce reduction and wind-down of our RedfinNow operations. We expect to complete our restructuring and reorganization activities by the end of 2023.

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

Index to Notes to Financial Statements
Lease Impairment—During the third quarter of 2022 we recognized an impairment loss of $913 due to subleasing one of our operating leases.

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

Recently Issued Accounting Pronouncements—None applicable.

Note 2: Business Combinations

On April 1, 2022, we acquired, for $139,671 in cash, all of the equity interests of Bay Equity, and Bay Equity became one of our wholly owned subsidiaries. We acquired Bay Equity to expand our mortgage business.

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

Index to Notes to Financial Statements

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

Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $13 and $2,437 for the three and nine months ended September 30, 2022, respectively. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive loss.

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

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three and nine months ended September 30, 2022 and 2021. The pro forma financial information combines our results of operations with that of Bay Equity as though the companies had been combined as of January 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Bay Equity acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for depreciation and amortization, restructuring costs, and transaction costs:

Index to Notes to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$600,126	$621,555	$1,860,255	$1,563,545
Net loss	(90,272)	(8,544)	(255,832)	(41,329)

There were no material non-recurring adjustments made in the pro forma financial information disclosed above.

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on our statement of operations results, inclusive of net loss. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have six operating segments and four reportable segments, real estate services, properties, rentals, and mortgage. As a result of our decision to wind-down RedfinNow operations, we plan to report our properties segment as a discontinued operation beginning with the period during which we complete wind-down of the business.

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

	Three Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$211,540	$299,663	$38,686	$48,469	$7,079	$(4,920)	$600,517
Cost of revenue	156,632	332,251	8,676	43,783	6,018	(4,920)	542,440
Gross profit	54,908	(32,588)	30,010	4,686	1,061	—	58,077
Operating expenses
Technology and development	25,709	4,728	15,385	985	751	505	48,063
Marketing	18,772	506	12,678	1,653	48	91	33,748
General and administrative	20,244	3,029	22,722	7,073	784	7,153	61,005
Restructuring and reorganization	—	—	—	—	—	284	284
Total operating expenses	64,725	8,263	50,785	9,711	1,583	8,033	143,100
Loss from operations	(9,817)	(40,851)	(20,775)	(5,025)	(522)	(8,033)	(85,023)
Interest income, interest expense, income tax expense, and other expense, net	—	(2,814)	397	(129)	40	(2,716)	(5,222)
Net loss	$(9,817)	$(43,665)	$(20,378)	$(5,154)	$(482)	$(10,749)	$(90,245)

Index to Notes to Financial Statements

	Three Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$257,795	$238,417	$40,406	$5,013	$3,193	$(4,750)	$540,074
Cost of revenue	161,449	238,397	7,395	6,705	3,576	(4,750)	412,772
Gross profit	96,346	20	33,011	(1,692)	(383)	—	127,302
Operating expenses
Technology and development	20,732	3,602	13,849	2,910	586	1,979	43,658
Marketing	33,894	645	14,113	149	42	300	49,143
General and administrative	18,383	2,258	23,264	2,334	533	7,623	54,395
Total operating expenses	73,009	6,505	51,226	5,393	1,161	9,902	147,196
Income (loss) from operations	23,337	(6,485)	(18,215)	(7,085)	(1,544)	(9,902)	(19,894)
Interest income, interest expense, income tax expense, and other expense, net	(56)	(1,456)	311	1	1	2,144	945
Net income (loss)	$23,281	$(7,941)	$(17,904)	$(7,084)	$(1,543)	$(7,758)	$(18,949)

	Nine Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$640,835	$942,022	$114,979	$104,484	$17,341	$(14,883)	$1,804,778
Cost of revenue	488,114	946,955	23,769	95,616	16,590	(14,883)	1,556,161
Gross profit	152,721	(4,933)	91,210	8,868	751	—	248,617
Operating expenses
Technology and development	80,144	13,531	44,539	5,236	2,975	2,784	149,209
Marketing	90,380	2,480	36,806	3,525	173	468	133,832
General and administrative	67,578	9,064	68,738	18,047	2,346	25,931	191,704
Restructuring and reorganization	—	—	—	—	—	18,670	18,670
Total operating expenses	238,102	25,075	150,083	26,808	5,494	47,853	493,415
Loss from operations	(85,381)	(30,008)	(58,873)	(17,940)	(4,743)	(47,853)	(244,798)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(5,682)	1,098	(164)	51	(9,579)	(14,399)
Net loss	$(85,504)	$(35,690)	$(57,775)	$(18,104)	$(4,692)	$(57,432)	$(259,197)

Index to Notes to Financial Statements

	Nine Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$678,602	$503,588	$82,954	$15,823	$10,261	$(11,520)	$1,279,708
Cost of revenue	453,790	496,948	14,965	19,406	10,323	(11,520)	983,912
Gross profit	224,812	6,640	67,989	(3,583)	(62)	—	295,796
Operating expenses
Technology and development	60,862	9,512	27,616	7,814	1,538	5,482	112,824
Marketing	86,823	1,423	26,724	413	105	855	116,343
General and administrative	60,813	6,765	46,413	5,686	1,466	30,209	151,352
Total operating expenses	208,498	17,700	100,753	13,913	3,109	36,546	380,519
Income (loss) from operations	16,314	(11,060)	(32,764)	(17,496)	(3,171)	(36,546)	(84,723)
Interest income, interest expense, income tax expense, and other expense, net	(87)	(2,538)	523	2	2	4,210	2,112
Net income (loss)	$16,227	$(13,598)	$(32,241)	$(17,494)	$(3,169)	$(32,336)	$(82,611)

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

Notional Amounts	September 30, 2022	December 31, 2021
Forward sales commitments	$476,903	$70,550
IRLCs	390,091	67,485

Index to Notes to Financial Statements
The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Classification	2022	2021	2022	2021
Forward sales commitments	Service revenue	$11,602	$859	$1,757	$938
IRLCs	Service revenue	(8,462)	(888)	(4,433)	(687)

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$294,396	$294,396	$—	$—
Total cash equivalents	294,396	294,396	—	—
Short-term investments
U.S. treasury securities	87,313	87,313	—	—
Agency bonds	23,003	23,003	—	—
Total short-term investments	110,316	110,316	—	—
Loans held for sale	256,339	—	256,339	—
Other current assets
Forward sales commitments	13,153	—	13,153	—
IRLCs	5,764	—	—	5,764
Total other current assets	18,917	—	13,153	5,764
Mortgage servicing rights, at fair value	36,914	—	—	36,914
Long-term investments
U.S. treasury securities	41,677	41,677	—	—
Total assets	$758,559	$446,389	$269,492	$42,678
Liabilities
Accrued and other liabilities
Forward sales commitments	$263	$—	$263	$—
IRLCs	4,716	—	—	4,716
Total liabilities	$4,979	$—	$263	$4,716

Index to Notes to Financial Statements

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$509,971	$509,971	$—	$—
Total cash equivalents	509,971	509,971	—	—
Short-term investments
U.S. treasury securities	16,718	16,718	—	—
Agency bonds	11,906	11,906	—	—
Equity securities	5,113	5,113	—	—
Loans held for sale	35,759	—	35,759	—
Other current assets
Forward sales commitments	138	—	138	—
IRLCs	1,191	—	—	1,191
Total other current assets	1,329	—	138	1,191
Long-term investments
U.S. treasury securities	54,828	54,828	—	—
Total assets	$635,624	$598,536	$35,897	$1,191
Liabilities
Accrued liabilities
Forward sales commitments	$93	$—	$93	$—
IRLCs	60	—	—	60
Total liabilities	$153	$—	$93	$60

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable inputs used to determine the fair value of IRLCs and MSRs that could result in a significant change in fair value measurement were as follows:

		September 30, 2022		December 31, 2021
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	58.0% - 100.0%	91.7%	71.1%	71.1%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 14.2%	6.5%	N/A	N/A
Default rates	Discounted cash flow	0.0% - 0.5%	0.1%	N/A	N/A
Discount rate	Discounted cash flow	9.5% - 12.4%	9.6%	N/A	N/A

The following is a summary of changes in the fair value of IRLCs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, net—beginning of period	$9,510	$1,972	$1,155	$1,771
IRLCs acquired in business combination	—	—	4,326	—
Issuances of IRLCs	20,440	3,849	40,740	14,523
Settlements of IRLCs	(23,494)	(4,248)	(40,762)	(14,956)
Fair value changes recognized in earnings	(5,408)	(489)	(4,411)	(254)
Balance, net—end of period	$1,048	$1,084	$1,048	$1,084

Index to Notes to Financial Statements
The following is a summary of changes in the fair value of MSRs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance—beginning of period	$35,050	$—	$—	$—
MSRs acquired in business combination	—	—	33,982	—
MSRs originated	1,811	—	2,774	—
MSRs sales	(541)	—	(1,314)	—
Fair value changes recognized in earnings	594	—	1,472	—
Balance, net—end of period	$36,914	$—	$36,914	$—

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	September 30, 2022		December 31, 2021
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,393	$21,634	$23,280	$34,487
2025 notes	652,854	385,985	650,783	593,366
2027 notes	564,914	285,511	563,234	467,814

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $661,250, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. Based on the closing price of our common stock of $5.84 on September 30, 2022, the if-converted values of all three convertible notes were less than the principal amounts, respectively. See Note 15 for additional details on our convertible senior notes.

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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	September 30, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	$65,328	$—	$—	$65,328	$65,328	$—	$—
Money markets funds	294,396	—	—	294,396	294,396	—	—
Restricted cash	43,992	—	—	43,992	43,992	—	—
U.S. treasury securities	130,002	26	(1,038)	128,990	—	87,313	41,677
Agency bonds	23,000	3	—	23,003	—	23,003	—
Total	$556,718	$29	$(1,038)	$555,709	$403,716	$110,316	$41,677

Index to Notes to Financial Statements

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	$81,032	$—	$—	$81,032	$81,032	$—	$—
Money markets funds	509,971	—	—	509,971	509,971	—	—
Restricted cash	127,278	—	—	127,278	127,278	—	—
U.S. treasury securities	71,749	1	(204)	71,546	—	16,718	54,828
Agency bonds	11,900	6	—	11,906	—	11,906	—
Equity securities	500	4,613	—	5,113	—	5,113	—
Total	$802,430	$4,620	$(204)	$806,846	$718,281	$33,737	$54,828

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of September 30, 2022 and December 31, 2021, we had accrued interest of $363 and $86, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	September 30, 2022	December 31, 2021
Finished goods
Properties for sale	$147,993	$36,302
Properties under contract for sale	86,985	83,108
Work in progress
Properties not available for sale	9,002	16,377
Properties under improvement	57,251	222,434
Inventory	$301,231	$358,221

Inventory includes direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of September 30, 2022 and December 31, 2021, lower of cost or net realizable value write-downs were $18,274 and $2,364, respectively. These write-downs are included within the changes in inventory in net cash used in operating activities in our consolidated statements of cash flows. During the nine months ended September 30, 2022, we purchased 1,438 homes with an inventory value of $746,248 and sold 1,570 homes with an inventory value of $786,483. During the nine months ended September 30, 2021, we purchased 1,528 homes with an inventory value of $790,738 and sold 851 homes with an inventory value of $415,110.

Homes that are under contract to purchase through our properties business, but that have not closed, are excluded from inventory and represent commitments at the end of the period. As of September 30, 2022, the aggregate purchase price of these homes was $41,540.

Index to Notes to Financial Statements
Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	September 30, 2022	December 31, 2021
Leasehold improvements	Shorter of lease term or economic life	$32,496	$33,455
Website and software development costs	2 - 3	61,903	50,439
Computer and office equipment	3 - 5	18,331	14,216
Software	3	1,871	1,871
Furniture	7	7,816	8,091
Property and equipment, gross		122,417	108,072
Accumulated depreciation and amortization		(72,932)	(59,766)
Construction in progress		9,753	10,365
Property and equipment, net		$59,238	$58,671

Depreciation and amortization expense for property and equipment amounted to $6,552 and $5,399 for the three months ended September 30, 2022 and 2021, respectively, and $19,018 and $14,369 for the nine months ended September 30, 2022 and 2021, respectively. We capitalized website and software development costs, including stock-based compensation, of $5,031 and $4,727 for the three months ended September 30, 2022 and 2021, respectively, and $16,042 and $13,137 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost
Operating lease cost(1)	Cost of revenue	$3,599	$2,400	$9,682	$7,105
Operating lease cost(1)	Operating expenses	2,056	1,727	5,542	4,440
Total operating lease cost		$5,655	$4,127	$15,224	$11,545

Finance lease cost
Amortization of right-of-use assets	Cost of revenue	$209	$139	$576	$335
Interest on lease liabilities	Cost of revenue	26	21	74	51
Total finance lease cost		$235	$160	$650	$386
(1) Includes lease expense with initial terms of twelve months or less of $1,459 and $430 for the three months ended September 30, 2022 and 2021, respectively, and $2,882 and $1,156 for the nine months ended September 30, 2022 and 2021, respectively.

Index to Notes to Financial Statements

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2022, excluding the nine months ended September 30, 2022	$6,674	$196	$738	$7,608
2023	19,823	772	1,012	21,607
2024	13,911	686	615	15,212
2025	9,846	362	579	10,787
2026	8,396	78	160	8,634
Thereafter	5,248	—	155	5,403
Total lease payments	$63,898	$2,094	$3,259	$69,251
Less: Interest(1)	4,945	150
Present value of lease liabilities	$58,953	$1,944
(1) Includes interest on operating leases of $2,109 and financing lease of $85 within the next twelve months.

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining operating lease term (years)	3.7	4.8
Weighted-average remaining finance lease term (years)	2.9	3.2
Weighted-average discount rate for operating leases	4.5%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,758	$12,006
Operating cash flows from finance leases	74	64
Financing cash flows from finance leases	442	226
Right-of-use assets obtained in exchange for lease liabilities
Operating leases(1)	$(2,257)	$6,544
Finance leases	934	987
(1) The nine months ended September 30, 2022 include a $5,119 right-of-use asset reduction from the exercise of an early termination option in one of our operating leases.

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

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleged that we were infringing four patents claimed to be owned by Surefield without its authorization or license. Surefield sought an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On May 17, 2022, the jury returned a verdict in our favor, finding that we did not infringe any of the asserted claims of the patents claimed to be owned by Surefield, and accordingly, we do not owe any damages to Surefield. The jury also found that all asserted claims of Surefield’s claimed patents were invalid. The court entered final judgment on August 15, 2022. On September 12, 2022, Surefield filed a motion for judgment as a matter of law and a motion for a new trial. In the motions, Surefield asserts that no jury could have found non-infringement based on the trial record, among other things. We filed oppositions to the motions on October 3, 2022 and Surefield filed replies on October 21, 2022.

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

Index to Notes to Financial Statements
On March 24, 2021, Anthony Bush, who is one our former lead agents as well as a former associate agent, filed a complaint against us in the Superior Court of California, County of Alameda. The original complaint alleges that, during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee. The plaintiff also asserts representative claims under PAGA. The plaintiff is seeking unspecified amounts of unpaid overtime wages, regular wages, meal and rest period compensation, penalties, injunctive, and other equitable relief, and plaintiff's attorneys' fees and costs. On September 27, 2021, the court granted our motion to stay the plaintiff’s action pending resolution of the PAGA claims brought against us by Devin Cook described above. The plaintiff subsequently filed an arbitration demand. In arbitration, the plaintiff alleged that (i) during the time he served as an associate agent, we misclassified him as an independent contractor instead of an employee and (ii) during the time he served as a lead agent, we misclassified him as an exempt employee. We settled the lawsuit on August 24, 2022 for an immaterial amount.

Other Commitments

Our title and settlement business and our mortgage business each holds cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of September 30, 2022, we held $31,338 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow. See Note 5 for our commitments related to inventory under contract but not closed.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The gross carrying amounts and accumulated amortization of intangible assets were as follows:

		September 30, 2022			December 31, 2021
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(12,497)	$70,193	$71,040	$(6,004)	$65,036
Developed technology	3.3	66,340	(33,111)	33,229	63,480	(17,285)	46,195
Customer relationships	10	81,360	(12,763)	68,597	81,360	(6,662)	74,698
Total		$230,390	$(58,371)	$172,019	$215,880	$(29,951)	$185,929

Amortization expense amounted to $9,747 and $8,926 for the three months ended September 30, 2022 and 2021, respectively, and $28,420 and $17,974 for the nine months ended September 30, 2022 and 2021, respectively.

Our estimate of remaining amortization expense for intangible assets that existed as of September 30, 2022 is as follows:

2022, excluding the nine months ended September 30, 2022	$9,747
2023	38,988
2024	23,741
2025	17,618
2026	17,380
Thereafter	64,545
Estimated remaining amortization expense	$172,019

Index to Notes to Financial Statements
Goodwill—The carrying amounts of goodwill by reportable segment were as follows:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of December 31, 2021	$250,231	$159,151	$—	$409,382
Goodwill resulting from acquisition	—	—	51,967	51,967
Balance as of September 30, 2022	$250,231	$159,151	$51,967	$461,349

Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$84,259	$78,437
Miscellaneous accrued liabilities	34,679	25,217
Payroll tax liability deferred by the CARES Act	7,760	7,760
Customer contract liabilities	7,187	6,708
Total accrued and other liabilities	$133,885	$118,122

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

As of September 30, 2022, the carrying value of our convertible preferred stock, net of issuance costs, is $39,902, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 1, 2022. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of September 30, 2022, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Index to Notes to Financial Statements
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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of September 30, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	September 30, 2022	December 31, 2021
Stock options issued and outstanding	3,309,305	4,019,011
Restricted stock units outstanding	11,322,125	4,617,425
Shares available for future equity grants	12,774,103	15,205,854
Total shares reserved for future issuance	27,405,533	23,842,290

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Shares available for issuance at beginning of period	4,768,506	4,039,667
Shares issued during the period	(661,054)	(334,248)
Total shares available for future issuance at end of period	4,107,452	3,705,419

Stock Options—Option activity for the nine months ended September 30, 2022 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022(1)	4,019,011	$8.02	3.73	$122,038
PSOs earned(1)	150,000	27.50
Options exercised	(695,705)	6.96
Options expired	(164,001)	9.06
Outstanding as of September 30, 2022	3,309,305	9.08	3.18	2,405
Options exercisable as of September 30, 2022	3,309,305	9.08	3.18	2,405
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

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of September 30, 2022. We did not recognize any option-related expense during the nine months ended September 30, 2022. With respect to our PSOs, we had previously expensed the PSOs based on their maximum achievement level. During the first quarter of 2022, our board of directors certified our maximum achievement of the PSOs.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the nine months ended September 30, 2022 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2022	4,617,425	$37.13
Granted	9,866,403	10.53
Vested	(1,362,071)	28.05
Forfeited or canceled	(1,799,632)	25.94
Outstanding or deferred as of September 30, 2022(1)	11,322,125	16.82
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of September 30, 2022 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2022, there was $153,216 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.11 years.

As of September 30, 2022, there were 1,119,236 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award. Stock-based compensation expense associated with the PSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PSU expense	$1,867	$1,844	$3,536	$4,465
Expense due to reassessment of achievement related to prior periods	(815)	—	(815)	—
Total expense	$1,052	$1,844	$2,721	$4,465

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in website and software development costs, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$4,387	$3,283	$11,644	$10,019
Technology and development(1)	7,371	5,455	23,036	16,987
Marketing	1,028	537	3,024	1,615
General and administrative	5,284	3,835	13,968	10,817
Total stock-based compensation	$18,070	$13,110	$51,672	$39,438
(1) Net of $930 and $1,028 of stock-based compensation that was capitalized in the three months ended September 30, 2022 and 2021, respectively, and $2,983 and $2,745 for the nine months ended September 30, 2022 and 2021, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(90,245)	$(18,949)	$(259,197)	$(82,611)
Non-cash dividends on convertible preferred stock	(272)	(1,662)	(1,416)	(5,875)
Net loss attributable to common stock—basic and diluted	$(90,517)	$(20,611)	$(260,613)	$(88,486)
Denominator:
Weighted-average shares—basic and diluted(1)	108,618,491	105,144,872	107,566,894	104,327,614
Net loss per share attributable to common stock—basic and diluted	$(0.83)	$(0.20)	$(2.42)	$(0.85)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2023 notes as if converted	769,623	769,623	769,623	769,623
2025 notes as if converted	9,119,960	9,119,960	9,119,960	9,119,960
2027 notes as if converted	6,147,900	6,147,900	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	3,309,305	4,374,257	3,309,305	4,374,257
Restricted stock units outstanding(1)(2)	11,300,717	3,424,733	11,300,717	3,424,733
Employee stock purchase plan	775,579	153,208	775,579	153,208
Total	33,463,084	26,029,681	33,463,084	26,029,681
(1) Excludes 1,119,236 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs.
(2) Excludes 21,408 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of September 30, 2022.

Index to Notes to Financial Statements
Note 14: Income Taxes

During the nine months ended September 30, 2022, we recorded income tax expense of $425, resulting in an effective tax rate of (0.16)%, which is primarily a result of current state income taxes. Our current income tax expense was partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2021 acquisition of Rent. Our September 30, 2021 effective tax rate of 6.10% was primarily a result of our deferred tax liability created through our April 2021 acquisition of Rent in which we realized certain deferred tax assets against which we had previously recorded a full valuation allowance.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the nine months ended September 30, 2022 and 2021. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Index to Notes to Financial Statements

	September 30, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Maturity Date
City National Bank	$100,000	$36,010	4.43%	11/24/2022
Comerica Bank	75,000	29,599	5.14	Upon lender demand
Origin Bank	75,000	33,572	4.82	9/29/2023
M&T Bank	50,000	21,068	4.91	10/13/2023
Prosperity Bank	150,000	59,578	4.93	10/30/2023
Republic Bank & Trust Company	75,000	29,171	4.38	8/16/2023
Wells Fargo Bank, N.A.	100,000	43,531	5.12	As determined by lender
Total	$625,000	$252,529

	December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	$50,000	$17,089	3.00%
Texas Capital Bank, N.A.	40,000	11,852	3.01
Flagstar Bank, FSB	25,000	4,102	3.00
Total	$115,000	$33,043

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

	September 30, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$400,000	$202,416	6.10%	$200,000	$199,781	3.30%

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

Index to Notes to Financial Statements
As of September 30, 2022, RedfinNow Borrower had $419,269 of total assets, of which $297,469 related to inventory and $72,914 in cash and cash equivalents. As of December 31, 2021, RedfinNow Borrower had $567,128 of total assets, of which $337,630 related to inventory and $101,064 in cash and equivalents.

For the three months ended September 30, 2022 and 2021, we amortized $95 and $81 of debt issuance costs, respectively, and recognized $2,980 and $1,375 of interest expense, respectively. For the nine months ended September 30, 2022 and 2021, we amortized $280 and $217 of debt issuance costs, respectively, and recognized $5,731 and $2,328 of interest expense, respectively.

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

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended September 30, 2022.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	September 30, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$119	$23,393
2025 notes	661,250	—	8,396	652,854
2027 notes	575,000	—	10,086	564,914

	December 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$232	$23,280
2025 notes	661,250	—	10,467	650,783
2027 notes	575,000	—	11,766	563,234

Index to Notes to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2023 notes
Contractual interest expense	$103	$103	$309	$311
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	38	41	113	151
Total interest expense	$141	$144	$422	$462

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	690	690	2,070	2,070
Total interest expense	$690	$690	$2,070	$2,070

2027 notes
Contractual interest expense	719	719	2,156	1,468
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	560	560	1,680	1,145
Total interest expense	$1,279	$1,279	$3,836	$2,613

Total
Contractual interest expense	822	822	2,465	1,779
Amortization of debt discount	—	—	—	—
Amortization of debt issuance costs	1,288	1,291	3,863	3,366
Total interest expense	$2,110	$2,113	$6,328	$5,145

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

Note 16: Subsequent Events

Wind-Down of RedfinNow and Workforce Reduction—On November 7, 2022, we decided to wind-down RedfinNow and to reduce our number of employees by approximately 862, which represents 13 percent of our total employees. Of these, 264 job eliminations are directly related to the wind-down of RedfinNow. In addition, approximately 218 employees will have their current role eliminated, but are being offered a new role within the company.

Winding down RedfinNow is a strategic decision we made in order to focus our resources on our core business in the face of the rising cost of capital.

The remaining workforce reductions are primarily among our real estate services and headquarters employees in response to macroeconomic conditions. This workforce reduction will reduce our number of lead agents by approximately 197, which represents 9 percent of total lead agents. This action comes in the wake of our June workforce reduction, which was a response to slowing 2022 home sales. Since June, mortgage interest rates have continued to climb and expectations for home sales have come down even further. Today’s workforce reduction assumes a housing downturn that lasts at least through 2023. Since April 2022, through involuntary reductions and attrition, we have reduced our total number of employees by 27 percent, including a reduction in lead agents of 28 percent.

We expect to complete the liquidation of our RedfinNow inventory in the second quarter of 2023. While the bulk of the workforce reduction is occurring today, we expect to complete this workforce reduction and wind-down of RedfinNow promptly after selling the remaining properties currently in inventory, likely into 2023.

Index to Notes to Financial Statements
In connection with the preparation of our financial statements for the third quarter of 2022, we recorded an $18,274 write-down of inventory associated with RedfinNow as a result of purchasing homes during 2022 at higher prices than RedfinNow’s current estimates of the values if we were to sell the homes as of September 30, 2022, net of selling costs.

Amendment of Secured Revolving Credit Facility—In connection with our decision to close RedfinNow, on November 4, 2022 we amended our secured revolving credit facility to wind it down in an orderly manner. This amendment:
•provides that no further advances may be made under the credit agreement,
•amends certain financial covenants to ensure compliance throughout the wind-down period,
•requires us to apply cash available for distribution to the repayment of outstanding principal amounts until all outstanding amounts are repaid before distributing cash to Redfin, and
•requires us to terminate and pay off the remainder of the facility on the earlier of January 30, 2023 or when the facility’s credit balance reaches $30,000.

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

Adverse Macroeconomic Conditions and Our Associated Actions

On November 7, 2022, we decided to wind-down RedfinNow and to reduce our number of employees by approximately 862, which represents 13 percent of our total employees. Of these, 264 job eliminations are directly related to the wind-down of RedfinNow. In addition, approximately 218 employees will have their current role eliminated, but are being offered a new role within the company.

Winding down RedfinNow is a strategic decision we made in order to focus our resources on our core business in the face of the rising cost of capital.

The remaining workforce reductions are primarily among our real estate services and headquarters employees in response to macroeconomic conditions. This workforce reduction will reduce our number of lead agents by approximately 197, which represents 9 percent of total lead agents. This action comes in the wake of our June workforce reduction, which was a response to slowing 2022 home sales. Since June, mortgage interest rates have continued to climb and expectations for home sales have come down even further. Today’s workforce reduction assumes a housing downturn that lasts at least through 2023. Since April 2022, through involuntary reductions and attrition, we have reduced our total number of employees by 27 percent, including a reduction in lead agents of 28 percent.

See Note 16 to our consolidated financial statements for more information on this workforce reduction and wind-down of our RedfinNow operations.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sep. 30 2020
Monthly average visitors (in thousands)	50,785	52,698	51,287	44,665	49,147	48,437	46,202	44,135	49,258
Real estate services transactions
Brokerage	18,245	20,565	15,001	19,428	21,929	21,006	14,317	16,951	18,980
Partner	3,507	3,983	3,417	4,603	4,755	4,597	3,944	4,940	5,180
Total	21,752	24,548	18,418	24,031	26,684	25,603	18,261	21,891	24,160
Real estate services revenue per transaction
Brokerage	$11,103	$11,692	$11,191	$10,900	$11,107	$11,307	$10,927	$10,751	$10,241
Partner	2,556	2,851	2,814	2,819	2,990	3,195	3,084	3,123	2,988
Aggregate	9,725	10,258	9,637	9,352	9,661	9,850	9,233	9,030	8,686
U.S. market share by units(1)	0.80%	0.82%	0.79%	0.78%	0.78%	0.77%	0.75%	0.68%	0.70%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	58%	59%	57%	61%	62%	64%	62%	63%	63%
Average number of lead agents	2,293	2,640	2,750	2,485	2,370	2,456	2,277	1,981	1,820
RedfinNow homes sold	530	423	617	600	388	292	171	83	37
Revenue per RedfinNow home sold (in ones)	$550,903	$604,120	$608,851	$622,519	$599,963	$571,670	$525,765	$471,895	$504,730
Mortgage originations by dollars (in millions)	$1,557	$1,565	$159	$242	$258	$261	$227	$206	$185
Mortgage originations by units (in ones)	3,720	3,860	414	591	671	749	632	570	539
(1) Prior to the second quarter of 2022, we reported our U.S. market share based on the aggregate home value of our real estate services transactions, relative to the aggregate value of all U.S. home sales, which we computed based on the mean sale price of U.S. homes provided by the National Association of REALTORS® (“NAR”). Beginning in the second quarter of 2022, NAR (1) revised its methodology of computing the mean sale price, (2) restated its previously reported mean sale price beginning from January 2020 (and indicated that previously reported mean sale price prior to January 2020 is not comparable), and (3) discontinued publication of the mean sale price as part of its primary data set. Due to these changes, as of the second quarter of 2022, we report our U.S. market share based on the number of homes sold, rather than the dollar value of homes sold. Our market share by number of homes sold has historically been lower than our market share by dollar value of homes sold. We also stopped reporting the aggregate home value of our real estate services transactions.

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. If this pilot is successful, we intend to eliminate our commission refund in all markets as early as December 2022. We expect that elimination of our commission refund in all markets will increase our real estate services revenue per transaction.

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

Interest Income, Interest Expense, Income Tax Expense, and Other (Expense) Income, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments, and interest income related to originated mortgage loans.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and nine months ended September 30, 2022, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on investments and other assets. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. As a result of our decision to wind-down RedfinNow operations, we expect the portion of intercompany revenue and cost of revenue related to services performed from our real estate services and other segments for our properties segment will decrease throughout 2022 and eventually decline to zero in 2023. Given the remaining uncertainty surrounding our plans to wind-down our RedfinNow business, financial performance for prior and current periods may not be indicative of future performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Revenue	$600,517	$540,074	$1,804,778	$1,279,708
Cost of revenue(1)	542,440	412,772	1,556,161	983,912
Gross profit	58,077	127,302	248,617	295,796
Operating expenses
Technology and development(1)	48,063	43,658	149,209	112,824
Marketing(1)	33,748	49,143	133,832	116,343
General and administrative(1)	61,005	54,395	191,704	151,352
Restructuring and reorganization	284	—	18,670	—
Total operating expenses	143,100	147,196	493,415	380,519
Loss from operations	(85,023)	(19,894)	(244,798)	(84,723)
Interest income	1,174	178	1,948	472
Interest expense	(5,359)	(3,672)	(12,841)	(7,822)
Income tax (expense) benefit	(132)	311	(425)	5,363
Other (expense) income, net	(905)	4,128	(3,081)	4,099
Net loss	$(90,245)	$(18,949)	$(259,197)	$(82,611)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)

Cost of revenue	$4,387	$3,283	$11,644	$10,019
Technology and development	7,371	5,455	23,036	16,987
Marketing	1,028	537	3,024	1,615
General and administrative	5,284	3,835	13,968	10,817
Total stock-based compensation	$18,070	$13,110	$51,672	$39,438

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	90.3	76.4	86.2	76.9
Gross profit	9.7	23.6	13.8	23.1
Operating expenses
Technology and development(1)	8.0	8.1	8.3	8.8
Marketing(1)	5.6	9.1	7.4	9.1
General and administrative(1)	10.2	10.1	10.6	11.8
Restructuring and reorganization	0.0	0.0	1.0	0.0
Total operating expenses	23.8	27.3	27.3	29.7
Loss from operations	(14.2)	(3.7)	(13.6)	(6.6)
Interest income	0.2	0.0	0.1	0.0
Interest expense	(0.9)	(0.7)	(0.7)	(0.6)
Income tax (expense) benefit	0.0	0.1	0.0	0.4
Other expense, net	(0.2)	0.8	(0.2)	0.3
Net loss	(15.0)%	(3.5)%	(14.4)%	(6.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of revenue)

Cost of revenue	0.7%	0.6%	0.6%	0.8%
Technology and development	1.2	1.0	1.3	1.4
Marketing	0.2	0.1	0.2	0.1
General and administrative	0.9	0.7	0.8	0.8
Total	3.0%	2.4%	2.9%	3.1%

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$202,578	$243,575	$(40,997)	(17)%
Partner	8,962	14,220	(5,258)	(37)
Total real estate services	211,540	257,795	(46,255)	(18)
Properties	299,663	238,417	61,246	26
Rentals	38,686	40,406	(1,720)	(4)
Mortgage	48,469	5,013	43,456	867
Other	7,079	3,193	3,886	122
Intercompany elimination	(4,920)	(4,750)	(170)	4
Total revenue	$600,517	$540,074	$60,443	11
Percentage of revenue
Real estate services
Brokerage	33.7%	45.1%
Partner	1.5	2.6
Total real estate services	35.2	47.7
Properties	49.9	44.1
Rentals	6.4	7.5
Mortgage	8.1	1.0
Other	1.2	0.6
Intercompany elimination	(0.8)	(0.9)
Total revenue	100.0%	100.0%

In the three months ended September 30, 2022, revenue increased by $60.4 million, or 11%, as compared with the same period in 2021. Included in the increase was $48.5 million resulting from our acquisition of Bay Equity, and there were no such revenues in the three months ended September 30, 2021. Excluding these revenues from Bay Equity, this increase in revenue was primarily attributable to a $61.2 million increase in properties revenue. Properties revenue increased 26%, primarily driven by a 37% increase in RedfinNow homes sold. This was partially offset by an 8% decrease in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion. Brokerage revenue decreased by $41.0 million, and partner revenue decreased by $5.3 million. Brokerage revenue decreased 17% during the period, driven by no change in brokerage revenue per transaction and a 17% decrease in brokerage transactions.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$156,632	$161,449	$(4,817)	(3)%
Properties	332,251	238,397	93,854	39
Rentals	8,676	7,395	1,281	17
Mortgage	43,783	6,705	37,078	553
Other	6,018	3,576	2,442	68
Intercompany elimination	(4,920)	(4,750)	(170)	4
Total cost of revenue	$542,440	$412,772	$129,668	31

Gross profit
Real estate services	$54,908	$96,346	$(41,438)	(43)%
Properties	(32,588)	20	(32,608)	(163,040)
Rentals	30,010	33,011	(3,001)	(9)
Mortgage	4,686	(1,692)	6,378	(377)
Other	1,061	(383)	1,444	(377)
Total gross profit	$58,077	$127,302	$(69,225)	(54)

Gross margin (percentage of revenue)
Real estate services	26.0%	37.4%
Properties	(10.9)	0.0
Rentals	77.6	81.7
Mortgage	9.7	(33.8)
Other	15.0	(12.0)
Total gross margin	9.7	23.6

In the three months ended September 30, 2022, total cost of revenue increased by $129.7 million, or 31%, as compared with the same period in 2021. Included in the increase was $43.2 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended September 30, 2021. Excluding these expenses from Bay Equity, this increase in cost of revenue was primarily attributable to an $88.2 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes being sold. This was partially offset by a $1.4 million decrease in personnel costs and transaction bonuses, due to decreased brokerage transactions.

In the three months ended September 30, 2022, total gross margin decreased 1,390 basis points as compared with the same period in 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and the decreases in properties and real estate services gross margin. This was partially offset by the increases in mortgage and other gross margin.

In the three months ended September 30, 2022, real estate services gross margin decreased 1,140 basis points as compared with the same period in 2021. This was primarily attributable to a 970 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended September 30, 2022, properties gross margin decreased 1,090 basis points as compared with the same period in 2021. This was primarily attributable to a 1,110 basis point increase in home purchase and related capitalized improvements, including our lower of cost or net realizable value write-downs, as a percentage of revenue.

In the three months ended September 30, 2022, rentals gross margin decreased 410 basis points as compared with the same period in 2021. This was primarily attributable to a 230 basis point increase in personnel costs and transaction bonuses as a percentage of revenue due to expanded services.

In the three months ended September 30, 2022, mortgage gross margin increased 4,350 basis points as compared with the same period in 2021. This was primarily attributable to a 3,680 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by the performance of Bay Equity as compared to our prior mortgage business.

In the three months ended September 30, 2022, other gross margin increased 2,700 basis points. This was primarily attributable to a 1,690 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$48,063	$43,658	$4,405	10%
Marketing	33,748	49,143	(15,395)	(31)
General and administrative	61,005	54,395	6,610	12
Restructuring and reorganization	284	—	284	n/a
Total operating expenses	$143,100	$147,196	$(4,096)	(3)
Percentage of revenue
Technology and development	8.0%	8.1%
Marketing	5.6	9.1
General and administrative	10.2	10.1
Restructuring and reorganization	0.0	—
Total operating expenses	23.8%	27.3%

In the three months ended September 30, 2022, technology and development expenses increased by $4.4 million, or 10%, as compared with the same period in 2021. Included in the increase was $0.6 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended September 30, 2021. Excluding these expenses from Bay Equity, the increase was primarily attributable to an $3.0 million increase in personnel costs.

In the three months ended September 30, 2022, marketing expenses decreased by $15.4 million, or 31%, as compared with the same period in 2021. Included in the increase was $1.6 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended September 30, 2021. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $17.7 million decrease in marketing media as we reduced advertising.

In the three months ended September 30, 2022, general and administrative expenses increased by $6.6 million, or 12%, as compared with the same period in 2021. Included in the increase was $6.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended September 30, 2021.

In the three months ended September 30, 2022, restructuring and reorganization expenses increased by $0.3 million, and there were no such expenses in the three months ended September 30, 2021. See Note 1 to our consolidated financial statements for more information on our restructuring and reorganization costs.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, and Other (Expense) Income, Net

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,174	$178	$996	560%
Interest expense	(5,359)	(3,672)	(1,687)	46
Income tax (expense) benefit	(132)	311	(443)	(142)
Other (expense) income, net	(905)	4,128	(5,033)	(122)
Interest income, interest expense, income tax (expense) benefit, and other (expense) income, net	$(5,222)	$945	$(6,167)	(653)
Percentage of revenue
Interest income	0.2%	0.0%
Interest expense	(0.9)	(0.7)
Income tax (expense) benefit	0.0	0.1
Other (expense) income, net	(0.2)	0.8
Interest income, interest expense, income tax (expense) benefit, and other (expense) income, net	(0.9)%	0.2%

In the three months ended September 30, 2022, interest income, interest expense, income tax (expense) benefit, and other (expense) income, net decreased by $6.2 million as compared to the same period in 2021.

Interest expense increased by $1.7 million due primarily to use of our secured revolving credit facility and interest on our 2027 convertible senior notes. See Note 15 to our consolidated financial statements for more information.

We had an income tax expense rather than benefit, with a net decrease of $0.4 million. See Note 14 to our consolidated financial statements for more information.

Other (expense) income, net decreased $5.0 million. In the three months ended September 30, 2021, we recorded the fair value of one of our investments, and had no such activity in the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$610,904	$637,532	$(26,628)	(4)%
Partner	29,931	41,070	(11,139)	(27)
Total real estate services	640,835	678,602	(37,767)	(6)
Properties	942,022	503,588	438,434	87
Rentals	114,979	82,954	32,025	39
Mortgage	104,484	15,823	88,661	560
Other	17,341	10,261	7,080	69
Intercompany elimination	(14,883)	(11,520)	(3,363)	29
Total revenue	$1,804,778	$1,279,708	$525,070	41
Percentage of revenue
Real estate services
Brokerage	33.8%	49.8%
Partner	1.7	3.2
Total real estate services	35.5	53.0
Properties	52.2	39.4
Rentals	6.4	6.5
Mortgage	5.8	1.2
Other	0.9	0.8
Intercompany elimination	(0.8)	(0.9)
Total revenue	100.0%	100.0%

In the nine months ended September 30, 2022, revenue increased by $525.1 million, or 41%, as compared with the same period in 2021. Included in the increase was $115.0 million resulting from our acquisition of Rent., and there was $83.0 million of such revenue in the nine months ended September 30, 2021. Also included in the increase was $101.8 million resulting from our acquisition of Bay Equity, and there were no such revenues in the nine months ended September 30, 2021. Excluding these revenues from Rent. and Bay Equity, this increase in revenue was primarily attributable to a $438.4 million increase in properties revenue. Properties revenue increased 87%, primarily driven by a 84% increase in RedfinNow homes sold and a 4% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion. Brokerage revenue decreased by $26.6 million, and partner revenue decreased by $11.1 million. Brokerage revenue decreased 4% during the period, driven by a 6% decrease in brokerage transactions. This was partially offset by a 2% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$488,114	$453,790	$34,324	8%
Properties	946,955	496,948	450,007	91
Rentals	23,769	14,965	8,804	59
Mortgage	95,616	19,406	76,210	393
Other	16,590	10,323	6,267	61
Intercompany elimination	(14,883)	(11,520)	(3,363)	29
Total cost of revenue	$1,556,161	$983,912	$572,249	58

Gross profit
Real estate services	$152,721	$224,812	$(72,091)	(32)%
Properties	(4,933)	6,640	(11,573)	(174)
Rentals	91,210	67,989	23,221	34
Mortgage	8,868	(3,583)	12,451	(348)
Other	751	(62)	813	(1,311)
Total gross profit	$248,617	$295,796	$(47,179)	(16)

Gross margin (percentage of revenue)
Real estate services	23.8%	33.1%
Properties	(0.5)	1.3
Rentals	79.3	82.0
Mortgage	8.5	(22.6)
Other	4.3	(0.6)
Total gross margin	13.8	23.1

In the nine months ended September 30, 2022, total cost of revenue increased by $572.2 million, or 58%, as compared with the same period in 2021. Included in the increase was $23.8 million resulting from our acquisition of Rent., and there were $15.0 million of such expenses in the nine months ended September 30, 2021. Also included in the increase was $87.3 million from our acquisition of Bay Equity, and there were no such expenses in the nine months ended September 30, 2021. Excluding these expenses from Rent. and Bay Equity, this increase in cost of revenue was primarily attributable to (1) a $415.6 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes being sold, and (2) a $44.1 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

In the nine months ended September 30, 2022, total gross margin decreased 930 basis points as compared with the same period in 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services and properties gross margin. This was partially offset by the increase in mortgage and other gross margin.

In the nine months ended September 30, 2022, real estate services gross margin decreased 930 basis points as compared with the same period in 2021. This was primarily attributable to a 900 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the nine months ended September 30, 2022, properties gross margin decreased 180 basis points as compared with the same period in 2021. This was primarily attributable to a 310 basis point increase in home purchase and related capitalized improvements, including our lower of cost or net realizable value write-downs, as a percentage of revenue. This was partially offset by a 100 basis point decrease in personnel costs and transaction bonuses.

In the nine months ended September 30, 2022, rentals gross margin decreased 270 basis points as compared with the same period in 2021. This was primarily attributable to a 200 basis point increase in personnel costs as a percentage of revenue due to expanded services.

In the nine months ended September 30, 2022, mortgage gross margin increased 3,110 basis points as compared with the same period in 2021. This was primarily attributable to a 2,500 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by the performance of Bay Equity as compared to our prior mortgage business.

In the nine months ended September 30, 2022, other gross margin increased 490 basis points. This was primarily attributable to a 180 basis point decrease in outside services, and a 130 basis point decrease in office and occupancy expenses.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$149,209	$112,824	$36,385	32%
Marketing	133,832	116,343	17,489	15
General and administrative	191,704	151,352	40,352	27
Restructuring and reorganization	18,670	—	18,670	n/a
Total operating expenses	$493,415	$380,519	$112,896	30
Percentage of revenue
Technology and development	8.3%	8.8%
Marketing	7.4	9.1
General and administrative	10.6	11.8
Restructuring and reorganization	1.0	—
Total operating expenses	27.3%	29.7%

In the nine months ended September 30, 2022, technology and development expenses increased by $36.4 million, or 32%, as compared with the same period in 2021. Included in the increase was $39.1 million resulting from our acquisition of Rent., and there were $26.1 million such expenses in the nine months ended September 30, 2021. Also included in the increase was $1.3 million resulting from our acquisition of Bay Equity, and there were no such expenses in the nine months ended September 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $16.6 million increase in personnel costs due to increased headcount.

In the nine months ended September 30, 2022, marketing expenses increased by $17.5 million, or 15%, as compared with the same period in 2021. Included in the increase was $36.8 million resulting from our acquisition of Rent., and there were $26.7 million such expenses in the nine months ended September 30, 2021. Also included in the increase was $3.4 million resulting from our acquisition of Bay Equity, and there were no such expenses in the nine months ended September 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $2.6 million increase in personnel costs due to increased headcount.

In the nine months ended September 30, 2022, general and administrative expenses increased by $40.4 million, or 27%, as compared with the same period in 2021. Included in the increase was $66.9 million resulting from our acquisition of Rent., and there were $46.1 million such expenses in the nine months ended September 30, 2021. Also included in the increase was $15.2 million resulting from our acquisition of Bay Equity, and there were no such expenses in the nine months ended September 30, 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $9.0 million increase in personnel costs due to increased headcount, and a $4.1 million increase in internet-based software services. This was partially offset by a $6.4 million decrease in advertising campaign and contractor expenses for recruiting employees, and a $5.4 million decrease in acquisition transaction expenses.

In the nine months ended September 30, 2022, restructuring and reorganization expenses increased by $18.7 million, and there were no such expenses in the nine months ended September 30, 2021. These expenses were attributable to $10.6 million in severance and other costs associated with our June 2022 workforce reduction, and $6.5 million in severance and other costs associated with our mortgage restructuring, and $1.5 million in severance costs associated with our rentals restructuring. See Note 1 to our consolidated financial statements for more information on our restructuring and reorganization costs.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, and Other (Expense) Income, Net

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,948	$472	$1,476	313%
Interest expense	(12,841)	(7,822)	(5,019)	64
Income tax (expense) benefit	(425)	5,363	(5,788)	(108)
Other (expense) income, net	(3,081)	4,099	(7,180)	(175)
Interest income, interest expense, income tax benefit, and other (expense) income, net	$(14,399)	$2,112	$(16,511)	(782)
Percentage of revenue
Interest income	0.1%	0.0%
Interest expense	(0.7)	(0.6)
Income tax (expense) benefit	0.0	0.4
Other (expense) income, net	(0.2)	0.3
Interest income, interest expense, income tax benefit, and other (expense) income, net	(0.8)%	0.2%

In the nine months ended September 30, 2022, interest income, interest expense, income tax (expense) benefit, and other (expense) income, net decreased by $16.5 million as compared to the same period in 2021.

Interest expense increased by $5.0 million due primarily to use of our secured revolving credit facility and interest on our 2027 convertible senior notes. See Note 15 to our consolidated financial statements for more information on these.

We had an income tax expense rather than benefit, with a net decrease of $5.8 million. See Note 14 to our consolidated financial statements for more information.

Other (expense) income, net decreased $7.2 million. In the three months ended September 30, 2021, we recorded the fair value of one of our investments, and had no such activity in the three months ended September 30, 2022.

Segment Financial Information

The tables below present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and nine months ended September 30, 2022 and 2021.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is presented below, along with a reconciliation of adjusted EBITDA to net loss.

	Three Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$211,540	$299,663	$38,686	$48,469	$7,079	$(4,920)	$600,517
Cost of revenue	156,632	332,251	8,676	43,783	6,018	(4,920)	542,440
Gross profit	54,908	(32,588)	30,010	4,686	1,061	—	58,077
Operating expenses
Technology and development	25,709	4,728	15,385	985	751	505	48,063
Marketing	18,772	506	12,678	1,653	48	91	33,748
General and administrative	20,244	3,029	22,722	7,073	784	7,153	61,005
Restructuring and reorganization	—	—	—	—	—	284	284
Total operating expenses	64,725	8,263	50,785	9,711	1,583	8,033	143,100
Loss from operations	(9,817)	(40,851)	(20,775)	(5,025)	(522)	(8,033)	(85,023)
Interest income, interest expense, income tax expense, and other expense, net	—	(2,814)	397	(129)	40	(2,716)	(5,222)
Net loss	$(9,817)	$(43,665)	$(20,378)	$(5,154)	$(482)	$(10,749)	$(90,245)

	Three Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$(9,817)	$(43,665)	$(20,378)	$(5,154)	$(482)	$(10,749)	$(90,245)
Interest income(1)	—	(330)	—	(4,049)	(42)	(786)	(5,207)
Interest expense(2)	—	3,140	—	3,364	—	2,215	8,719
Income tax expense	—	—	(355)	141	—	346	132
Depreciation and amortization	4,388	642	9,683	1,053	241	291	16,298
Stock-based compensation(3)	9,834	1,646	3,632	1,209	341	1,408	18,070
Acquisition-related costs(4)	—	—	—	—	—	13	13
Restructuring and reorganization(5)	—	—	—	—	—	284	284
Impairment(6)	—	—	—	—	—	913	913
Adjusted EBITDA	$4,405	$(38,567)	$(7,418)	$(3,436)	$58	$(6,065)	$(51,023)

(1) Interest income includes $4.0 million of interest income related to originated mortgage loans for the three months ended September 30, 2022.
(2) Interest expense includes $3.4 million of interest expense related to our warehouse credit facilities for the three months ended September 30, 2022.
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Three Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$257,795	$238,417	$40,406	$5,013	$3,193	$(4,750)	$540,074
Cost of revenue	161,449	238,397	7,395	6,705	3,576	(4,750)	412,772
Gross profit	96,346	20	33,011	(1,692)	(383)	—	127,302
Operating expenses
Technology and development	20,732	3,602	13,849	2,910	586	1,979	43,658
Marketing	33,894	645	14,113	149	42	300	49,143
General and administrative	18,383	2,258	23,264	2,334	533	7,623	54,395
Total operating expenses	73,009	6,505	51,226	5,393	1,161	9,902	147,196
Income (loss) from operations	23,337	(6,485)	(18,215)	(7,085)	(1,544)	(9,902)	(19,894)
Interest income, interest expense, income tax expense, and other expense, net	(56)	(1,456)	311	1	1	2,144	945
Net income (loss)	$23,281	$(7,941)	$(17,904)	$(7,084)	$(1,543)	$(7,758)	$(18,949)

	Three Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net income (loss)	$23,281	$(7,941)	$(17,904)	$(7,084)	$(1,543)	$(7,758)	$(18,949)
Interest income(1)	—	(1)	—	(402)	(1)	(176)	(580)
Interest expense(2)	—	1,456	—	399	—	2,216	4,071
Income tax expense	—	—	(311)	—	—	—	(311)
Depreciation and amortization	3,470	530	9,189	427	181	488	14,285
Stock-based compensation(3)	8,138	1,312	143	721	167	2,629	13,110
Acquisition-related costs(4)	—	—	—	—	—	202	202
Restructuring and reorganization(5)	—	—	—	—	—	—	—
Adjusted EBITDA	$34,889	$(4,644)	$(8,883)	$(5,939)	$(1,196)	$(2,399)	$11,828

(1) Interest income includes $0.4 million of interest income related to originated mortgage loans for the three months ended September 30, 2021.
(2) Interest expense includes $0.4 million of interest expense related to our warehouse credit facilities for the three months ended September 30, 2021.
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

	Nine Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$640,835	$942,022	$114,979	$104,484	$17,341	$(14,883)	$1,804,778
Cost of revenue	488,114	946,955	23,769	95,616	16,590	(14,883)	1,556,161
Gross profit	152,721	(4,933)	91,210	8,868	751	—	248,617
Operating expenses
Technology and development	80,144	13,531	44,539	5,236	2,975	2,784	149,209
Marketing	90,380	2,480	36,806	3,525	173	468	133,832
General and administrative	67,578	9,064	68,738	18,047	2,346	25,931	191,704
Restructuring and reorganization	—	—	—	—	—	18,670	18,670
Total operating expenses	238,102	25,075	150,083	26,808	5,494	47,853	493,415
(Loss) income from operations	(85,381)	(30,008)	(58,873)	(17,940)	(4,743)	(47,853)	(244,798)
Interest income, interest expense, income tax expense, and other expense, net	(123)	(5,682)	1,098	(164)	51	(9,579)	(14,399)
Net (loss) income	$(85,504)	$(35,690)	$(57,775)	$(18,104)	$(4,692)	$(57,432)	$(259,197)

	Nine Months Ended September 30, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$(85,504)	$(35,690)	$(57,775)	$(18,104)	$(4,692)	$(57,432)	$(259,197)
Interest income(1)	—	(514)	(1)	(7,296)	(55)	(1,361)	(9,227)
Interest expense(2)	—	6,192	—	5,599	—	6,642	18,433
Income tax expense	—	—	(789)	174	—	1,040	425
Depreciation and amortization	12,957	1,783	28,550	2,425	814	909	47,438
Stock-based compensation(3)	29,644	4,710	8,611	2,590	1,151	4,966	51,672
Acquisition-related costs(4)	—	—	—	—	—	2,437	2,437
Restructuring and reorganization(5)	—	—	—	—	—	18,670	18,670
Impairment(6)	—	—	—	—	—	913	913
Adjusted EBITDA	$(42,903)	$(23,519)	$(21,404)	$(14,612)	$(2,782)	$(23,216)	$(128,436)

(1) Interest income includes $7.3 million of interest income related to originated mortgage loans for the nine months ended September 30, 2022.
(2) Interest expense includes $5.6 million of interest expense related to our warehouse credit facilities for the nine months ended September 30, 2022.
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Nine Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$678,602	$503,588	$82,954	$15,823	$10,261	$(11,520)	$1,279,708
Cost of revenue	453,790	496,948	14,965	19,406	10,323	(11,520)	983,912
Gross profit	224,812	6,640	67,989	(3,583)	(62)	—	295,796
Operating expenses
Technology and development	60,862	9,512	27,616	7,814	1,538	5,482	112,824
Marketing	86,823	1,423	26,724	413	105	855	116,343
General and administrative	60,813	6,765	46,413	5,686	1,466	30,209	151,352
Total operating expenses	208,498	17,700	100,753	13,913	3,109	36,546	380,519
Loss from operations	16,314	(11,060)	(32,764)	(17,496)	(3,171)	(36,546)	(84,723)
Interest income, interest expense, income tax expense, and other expense, net	(87)	(2,538)	523	2	2	4,210	2,112
Net loss	$16,227	$(13,598)	$(32,241)	$(17,494)	$(3,169)	$(32,336)	$(82,611)

	Nine Months Ended September 30, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net income (loss)	$16,227	$(13,598)	$(32,241)	$(17,494)	$(3,169)	$(32,336)	$(82,611)
Interest income(1)	—	(8)	—	(1,174)	(2)	(459)	(1,643)
Interest expense(2)	—	2,546	—	1,235	—	5,277	9,058
Income tax expense	—	—	(523)	—	—	(4,840)	(5,363)
Depreciation and amortization	9,700	1,333	18,299	1,019	514	1,438	32,303
Stock-based compensation(3)	25,699	3,686	317	2,165	508	7,063	39,438
Acquisition-related costs(4)	—	—	—	—	—	7,925	7,925
Restructuring and reorganization(5)	—	—	—	—	—	—	—
Adjusted EBITDA	$51,626	$(6,041)	$(14,148)	$(14,249)	$(2,149)	$(15,932)	$(893)

(1) Interest income includes $1.2 million of interest income related to originated mortgage loans for the nine months ended September 30, 2021.
(2) Interest expense includes $1.2 million of interest expense related to our warehouse credit facilities for the nine months ended September 30, 2021.
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

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $359.7 million and investments of $152.0 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

Also as of September 30, 2022, we had $1,259.8 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

Also as of September 30, 2022, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

With respect to the cash outlay for our properties business, for the quarter ended September 30, 2022, we relied on (i) a combination of our cash on hand and borrowings from a secured revolving credit facility to fund home purchase prices and (ii) solely on our cash on hand to fund capitalized improvement costs and home maintenance expenses. See Note 5 to our consolidated financial statements for more information on our home purchases during the quarter ended September 30, 2022 and our home purchase commitments as of September 30, 2022. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility and the section titled "Risk Factors” in Part II, Item 1A in this quarterly report for a discussion of additional risks related to the secured revolving credit facility.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 15 to our consolidated financial statements for more information regarding our warehouse credit facilities and the section titled "Risk Factors” in Part II, Item 1A in this quarterly report for a discussion of additional risks related to our warehouse credit facilities.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)

Net cash used in operating activities	$(148,489)	$(414,121)
Net cash used in investing activities	(181,109)	(562,862)
Net cash provided by financing activities	15,098	668,412

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

Net cash used in operating activities was $148.5 million for the nine months ended September 30, 2022, primarily attributable to (i) our net loss of $259.2 million, (ii) $121.7 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, impairment costs, and other non-cash items, and (iii) changes in assets and liabilities, which decreased cash provided by operating activities by $11.0 million. The primary uses of cash related to changes in our assets and liabilities were a $57.0 million decrease in inventory related to our properties business and a $26.1 million decrease in accounts payable and accrued and other liabilities related to the timing of vendor payments and payroll related expenses.

Net cash used in operating activities was $414.1 million for the nine months ended September 30, 2021, primarily attributable to a net loss of $82.6 million, offset by $80.3 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. Changes in assets and liabilities decreased cash provided by operating activities by $411.8 million. The primary sources of cash related to changes in our assets and liabilities were a $23.6 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses. The primary use of cash related to changes in our assets and liabilities was a $386.0 million increase in inventory related to our properties business. The increase in inventory was largely due to our properties business’s expansion.

Net Cash Used In Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $181.1 million for the nine months ended September 30, 2022, primarily attributable to the net cash paid for our acquisition of Bay Equity of $97.3 million, $66.3 million in net investments in U.S. government securities, and $13.1 million of capitalized software development expenses.

Net cash used in investing activities was $562.9 million for the nine months ended September 30, 2021, primarily attributable to cash paid for our acquisition of Rent. of $608.0 million, $65.7 million in net investments in U.S. government securities, and $10.4 million of capitalized software development expenses.

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

Net cash provided by financing activities was $15.1 million for the nine months ended September 30, 2022, attributable to a $2.6 million increase in net borrowings under our secured revolving credit facility and a $10.9 million increase in net borrowings under our warehouse credit facilities.

Net cash provided by financing activities was $668.4 million for the nine months ended September 30, 2021, primarily attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering including the purchase of capped calls related to those notes, and a $175.7 million increase in net borrowings under our secured revolving credit facility.

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

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. As of September 30, 2022, we wrote down our inventory by $18.3 million, described in further detail in Note 16, and further material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

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

As of September 30, 2022, we had cash and cash equivalents of $359.7 million and investments of $152.0 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the third quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of September 30, 2022.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our wind-down plan for our RedfinNow operations may adversely impact our business, results of operations, financial performance, and reputation.

There are risks and uncertainties inherent to the wind-down of RedfinNow operations that could adversely impact our overall business, results of operations, financial performance, and reputation, including, but not limited to:
•Our ability to operate RedfinNow during the wind-down period, including our ability to complete the purchase of homes we are contractually obligated to purchase and renovate, and to market and close on the sale of homes in inventory, may be adversely impacted by disruptions in relationships with customers, suppliers, vendors, broker partners, contractors, utility providers, employees, lenders, real estate investment trusts, and consumers, which may lead to longer hold times for homes in inventory, increased holding, renovation, and transactions costs, lower sales prices, and an overall decrease in profitability.
•Our financial projections and financial performance may be adversely impacted by, among other things, the accuracy of the estimates and assumptions related to the wind-down of RedfinNow operations on which our projections are based; other facts we discover that could require us to incur additional expense and record additional charges that may be materially different from our initial expectations about the financial performance of the business and the costs of the wind-down; and unanticipated changes to management’s estimates (including, but not limited to, the accounting for the estimated net realizable value of inventory), reserves, or allowances and future costs we incur, such as those related to warranty or consumer claims.
•Our wind-down of RedfinNow may create unintended staffing challenges, including impacting workforce morale, impacting our ability to recruit going forward, and result in failure to retain key employees, partners, and critical functions during the wind-down period and beyond. This could, among other things, negatively impact our ability to operate other non-RedfinNow business lines, corporate functions, or critical technology systems, and our ability to maintain necessary state broker or entity-level licenses and manage renovations, transactions, and closings and support other critical functions necessary to maintain RedfinNow operations through the wind-down period and the broader company going forward.
•Our decision to wind-down our RedfinNow operations may have unintended impacts on our other business lines by, among other things, limiting our ability to meet new potential homebuyers and home sellers through marketing cash offers fulfilled by RedfinNow, limiting, and ultimately eliminating, the sale of RedfinNow-owned homes through our real estate services segment, and similarly impacting our title and settlement operations.
•We primarily utilize our secured revolving credit facility to finance the purchase of homes through RedfinNow. Our wind-down of RedfinNow operations may adversely impact our access to and the ongoing availability of financing on acceptable terms, which could require us to utilize cash and current investments to finance the purchase of homes we are contractually obligated to purchase.

The extent to which the wind-down will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted. Any of these risks could delay our wind-down of RedfinNow operations, increase costs and charges associated with the wind-down and disrupt the operations of our other businesses, any of which may adversely impact our business, results of operations, financial performance, and reputation.

A disruption in the secondary mortgage loan market or if Bay Equity becomes unable to sell the mortgage loans that it originates could adversely affect our business.

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

Bay Equity’s MSRs, interest rate lock commitments, and mortgage loans held for sale are recorded at fair value on our balance sheet. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates are incorrect, we could be required to write down the value of these assets, which could adversely affect our financial condition and results of operations.

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

Bay Equity relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. To grow its business, Bay Equity depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. A current facility may become unavailable if Bay Equity fails to comply with its ongoing obligations under the facility, including failing to satisfy applicable financial covenants, or if it cannot agree with the lender on terms to renew the facility. New facilities may not be available on terms acceptable to us. If Bay Equity were unable to secure sufficient borrowing capacity through its warehouse credit facilities, then it may need to rely on our cash on hand to originate mortgage loans. If this cash were unavailable, then Bay Equity may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Item 5. Other Information.

On October 17, 2022, our board of directors authorized spending up to a maximum amount of $250 million to repurchase and retire a portion of our convertible notes for cash through open market purchases, privately negotiated transactions, block trades, or 10b5-1 plans. Whether to make any repurchases, and the timing, volume, and nature of any such repurchases will be determined by our management on an opportunistic basis related to the market price of the notes, the capital needs of the business, market conditions, and other factors. The repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. We currently expect to fund the repurchase program from our existing cash balance and future cash flows from operations.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Offer Letter by and between Redfin Corporation and Anna Stevens, dated June 3, 2022				X
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

November 9, 2022	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 9, 2022	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)