Form 10-K
period 2022-12-31
Redfin Corp
filed 2023-02-16
CIK 1382821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-38160

Redfin Corporation
(Exact name of registrant as specified in its charter)

Delaware		74-3064240
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1099 Stewart Street	Suite 600
Seattle	WA	98101
(Address of Principal Executive Offices)		(Zip Code)

(206)	576-8610
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDFN	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
	☐	Yes	☒	No

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $864,727,436.

The registrant had 109,735,021 shares of common stock outstanding as of February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2023 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2022

As used in this annual report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the secured revolving credit facility with Goldman Sachs, the terms "we," "us," and "our" refer only to RedfinNow Borrower LLC, and (iii) each warehouse credit facility, the terms "we," "us"," and "our" refer only to Redfin Mortgage, LLC or Bay Equity LLC, as the context dictates.

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

i

PART I

Item 1. Business

Overview

We help people buy and sell homes. Representing customers in over 100 markets in the United States, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

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

The results of our customer-first approach are clear. We:
•helped customers buy or sell more than 497,000 homes worth more than $249 billion through 2022;
•saved customers more than $1.5 billion, when compared to a 2.5% commission, since our launch in 2006;
•drew more than 49 million monthly average visitors to our website and mobile application in 2022, 5% more compared to 2021;
•had customers buy and sell the same home with us at a 32% higher rate than competing brokerages;
•sold Redfin-listed homes for nearly $1,800 more on average than competing brokerages’ similar listings in 2022, according to a study we commissioned; and
•had listings on the market for an average of less than 23 days in 2021 compared to the industry average of more than 26 days, according to a study we commissioned; and, according to the same study, approximately 97% of Redfin listings sold within 90 days versus the industry average of approximately 95%.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 8,700 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

Complete Customer Solution

Our long-term goal is to combine brokerage, rentals, mortgage, and title services into one solution, sharing information, coordinating deadlines, and streamlining processes so that a consumer's move is easier and often less costly. As we integrate these services more closely over time, we believe we can help consumers move much more efficiently than a combination of stand-alone companies ever could.

Bay Equity underwrites mortgage loans and, after originating each loan, Bay Equity sells most of the loans to third-party mortgage investors, retains a small amount of mortgage servicing rights, and services a small portfolio of loans. Bay Equity is licensed in 49 states and the District of Columbia. These markets accounted for 84% of our brokerage's buy-side transactions in 2022.

Title Forward offers title and settlement services. Title Forward has officially launched in 27 markets across eight states and the District of Columbia. These markets accounted for 45% of our brokerage's transactions in 2022.

RedfinNow bought homes directly from homeowners and resells them to homebuyers. In November 2022, we decided to wind-down RedfinNow and expect to complete the liquidation of our RedfinNow inventory in the second quarter of 2023.

Rent. offers an end-to-end digital marketing platform that connects consumers with available apartments and houses for rent across all 50 states and the District of Columbia.

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

Bay Equity competes with numerous national and local multi-product banks as well as focused mortgage originators. We compete primarily on service, product selection, interest rates, and origination fees.

Title Forward competes with numerous national and local companies that typically focus solely on these services. We compete primarily on timeliness of service and fees.

Rent. competes with companies that provide an online marketplace for residential rental listings and related digital marketing solutions. We compete primarily on the scope and quality of listings we offer on our digital platforms, our value-added digital marketing solutions, traffic generated through our websites and mobile applications, and the breadth of our broader marketing services.

Seasonality

For the impact of seasonality on our business, see "Quarterly Results of Operations and Key Business Metrics" under Item 7.

Our Lead Agents

Our goal is to be the best employer in real estate. At the heart of this goal is an investment in the real estate agents who directly help our customers buy and sell homes. We refer to these agents as our lead agents. Unlike traditional real estate brokerages, where agents work as independent contractors, we employ our lead agents and pay them a salary, offer them an opportunity to earn additional cash and equity compensation, and provide them with health insurance and other benefits. As a result, our lead agents in 2022 earned a median income that was more than two times as much as agents at competing brokerages. Also in 2022, our lead agents were, on average, more than twice as productive as agents at competing brokerages. Our investment in our lead agents has resulted in a significant competitive advantage in agent retention. From 2020 to 2021, our lead agent retention was 77% compared with 66% for the industry, and from 2021 to 2022 (which was impacted by our layoffs) our retention was 66% compared with 61% for the industry. Our ability to attract, develop, and retain lead agents is critical to our success.

As of December 31, 2022, we had 5,572 employees. For 2022, our average number of lead agents was 2,426. See "Key Business Metrics - Average Number of Lead Agents" under Item 7.

Our Executive Officers

Below is information regarding our executive officers. Each executive officer holds office until his or her successor is duly elected and qualified or until the officer’s earlier resignation, disqualification, or removal.

•Glenn Kelman, age 52, has served as our chief executive officer since September 2005 and one of our directors since March 2006.
•Bridget Frey, age 45, has been employed by us since June 2011 and has served as our chief technology officer since February 2015.
•Anthony Kappus, age 42, has been employed by us since March 2014 and has served as our chief legal officer since May 2021. Mr. Kappus previously served as our senior vice president - legal affairs from August 2018 to May 2021 and vice president - legal from September 2014 to August 2018.
•Chris Nielsen, age 56, has served as our chief financial officer since June 2013.
•Anna Stevens, age 49, has served as our chief human resources officer since August 2022. Prior to joining Redfin, Ms. Stevens served as the Chief People Officer of HD Supply, Inc., a North American industrial distributor.
•Christian Taubman, age 44, has served as our chief growth officer since April 2021. Mr. Taubman previously served as our chief product officer from October 2019 to April 2021. Prior to joining Redfin, Mr. Taubman served in several different roles with Amazon (a technology company) from April 2011 to October 2019. As Director - Smart Home Verticals from December 2017 to October 2019, Mr. Taubman led employees in product management, software engineering, and program management, with the mission of helping customers to connect more smart devices to Amazon's Alexa virtual assistant.
•Adam Wiener, age 44, has been employed by us since October 2007 and has served as our president of real estate operations since April 2021. Mr. Wiener previously served as our chief growth officer from July 2015 to April 2021.

Our Regulatory Environment

The residential real estate industry is heavily regulated by federal, state, and local governments in the United States. Because of our complete customer solution approach of combining brokerage, rentals, mortgage, title services, a customer may be able to receive more than one real estate-related service from us. Accordingly, some government regulations affect more than one of our operating segments and may impact our ability to offer multiple services to the same customer.

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
•increased expenses associated with home ownership, including rising insurance costs that may result from more frequent and severe natural disasters and inclement weather;
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
•changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and

•war, terrorism, political uncertainty, natural disasters, inclement weather, health epidemics or pandemics, and acts of God, including the affect of COVID-19 on the residential real estate market in the United States.

Our real estate services segment, which is our largest segment by gross profit, is concentrated in certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the year ended December 31, 2022, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

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

We must comply with the rules, terms of service, and policies of REALTOR® associations and MLSs to access and use MLSs' listings data. We belong to numerous REALTOR® associations and MLSs, and each has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used and how listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other REALTOR® associations and MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between rules of REALTOR® associations and MLSs. Complying with the rules of each REALTOR® association and MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. If we are deemed to be noncompliant with a REALTOR® association or MLS’s rules, we may face disciplinary sanctions in that association or MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.

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

There are risks and uncertainties inherent to the wind-down of RedfinNow operations that could adversely impact our overall business, results of operations, financial performance, and reputation, including, but not limited to:
•Our ability to operate RedfinNow during the wind-down period, including our ability to successfully complete ongoing renovations of homes we’ve purchased, and to market and close on the sale of homes in inventory, may be adversely impacted by market conditions or other factors which could lead to longer hold times for homes in inventory, increased holding, renovation, and transactions costs, lower sales prices, and an overall decrease in profitability.
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
•RedfinNow may have overestimated the amount it should pay to purchase a home, and homes owned by it may significantly decline in value prior to being sold. As a result, we may be required to significantly write down the inventory value of homes and, to the extent we are able to resell homes at all, resell them at a price that is substantially less than our costs of acquiring and renovating the homes.

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

It’s possible that the net proceeds Bay Equity receives from the sale of mortgage loans it originates may not exceed the loan amount. Additionally, Bay Equity may also be unable to sell its originated loans at all. In that situation, Bay Equity will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Bay Equity. Bay Equity’s inability to sell its originated loans could also expose us to adverse market conditions affecting mortgage loans.

Bay Equity intends to sell most of the mortgage loans that it originates to investors in the secondary mortgage market. Bay Equity's ability to sell its originated loans in the secondary market, and receive net proceeds from the sale that exceed the loan amount, depends largely on there being sufficient liquidity in the secondary market and its compliance with contracts with investors who have purchased the loans.

Demand in the secondary market for mortgage loans, and Bay Equity’s ability to sell the mortgage loans that it originates on favorable terms and in a timely manner, can be hindered by many factors, including changes in regulatory requirements, the willingness of the agencies, aggregators, or other investors to provide funding for and purchase mortgage loans, and general economic conditions. If Bay Equity were unable to sell its originated loans, either initially or following a repurchase, then it may need to service the loans and we would be exposed to adverse market conditions affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if Bay Equity borrowed under a warehouse credit facility for the loan, then it will be required to repay the borrowed amount, which reduces our cash on hand that is available for other corporate uses. Finally, if a homeowner were unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. Bay Equity may be unable to retain its subservicer on economically feasible terms to foreclose a home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to Bay Equity.

The growth of Rent.'s business depends on its ability to attract property managers' advertising spending.

Rent.'s growth depends on advertising revenue generated primarily through property managers. Rent.'s ability to attract and retain advertisers may be adversely affected by any of the following factors:
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

Rent. does not have long-term contracts with many of its advertisers, and these advertisers may choose to end their relationships with Rent. with little or no advance notice. As Rent.'s existing subscriptions for advertising terminate, it may not be successful in securing new subscriptions.

We may not realize the anticipated benefits from, and may incur substantial costs related to, our acquisitions of Rent. and Bay Equity.

We acquired Rent. on April 2, 2021 and Bay Equity on April 1, 2022. The anticipated benefits of each acquisition may not come to fruition. Integrating Rent. and Bay Equity will be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction. Furthermore, GAAP requires us to test the goodwill associated with these acquisitions at least annually and we review our goodwill and intangible assets for impairment when events change indicate that an impairment may be appropriate. Depending on the results of these reviews, we may be required to record a non-cash charge to our earnings in the period we determined impairment was appropriate, which may negatively impact our results of operations in that period.

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

As the number of homebuyers and home sellers, renters, agents, and listings shared on our website and mobile application and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Operating our underlying technology systems is expensive and complex, and we could experience operational failures. If we experience interruptions or failures in these systems for any reason, the security and availability of our services and technologies could be affected.

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

In August 2019, Devin Cook, a former associate agent, filed a complaint against us in a California state court alleging misclassification as an independent contractor. On May 23, 2022, we settled Ms. Cook’s and a related case through global mediation for an aggregate of $3.0 million. This amount is subject to adjustment if the actual number of our agents or their workweeks differ from the number we provided to the plaintiffs. The settlement is subject to court approval. If it does not get approved or a court finds against us on classification of our associate agents, we may have to pay significant additional damages and change our business practices, which may be costly and time-consuming. Changes could require us to reclassify associate agents as employees, thereby subjecting them to wage and hour laws, and resulting in related tax and employment liabilities. Agents may also opt out of our platform given the loss of flexibility under an employment model.

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits.

The real estate industry faces significant antitrust pressure, both from several private lawsuits and from the Department of Justice (the “DOJ”)’s related investigation. The National Association of Realtors (“NAR”) and certain companies (Realogy, HomeServices of America, RE/MAX, and Keller Williams) are defendants in class action complaints referred to as the “Moehrl-related suits” which allege violations of federal antitrust law. The DOJ also agreed to settle a suit with NAR in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the direct and indirect effects, if any, of the settlement upon the real estate industry are not yet entirely clear and the DOJ recently walked away from this settlement and reopened its investigation. Moreover, the Moehrl-related suits seek additional changes in real estate industry practices beyond the changes NAR agreed to in the DOJ settlement. Further, these lawsuits have prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services. Although the settlement between NAR and the DOJ does not require changes to agent and broker compensation, the resolution of the Moehrl-related suits and/or other regulatory changes may require changes to our or our brokers’ business models, including changes in agent and broker compensation. Even if commission sharing remains the norm, it may no longer be mandated in places where it is currently mandated, leading to hourly or a la carte services. If buyers end up having to compensate buyer brokers, they may be more likely to contact listing agents directly, driving dual agent broker commissions down. These potential changes in agent and broker compensation in particular could reduce the fees we receive from our agents, which, in turn, could adversely affect our financial condition and results of operations.

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

Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to our 2023 notes, the remaining $23.5 million aggregate principal amount, which will mature on July 15, 2023; (ii) with respect to our 2025 notes, the remaining $518.7 million aggregate principal amount, and (iii) with respect to our 2027 notes, the entire $575.0 million aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date. Any such acceleration of the principal amount could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of holders of our common stock.

A substantial portion of our mortgage business’s assets are measured at fair value. If our estimates of fair value are inaccurate, we may be required to record a significant write down of our assets.

Bay Equity’s mortgage servicing rights (“MSRs”), interest rate lock commitments (“IRLCs”), and mortgage loans held for sale are recorded at fair value on our balance sheet. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates are incorrect, we could be required to write down the value of these assets, which could adversely affect our financial condition and results of operations.

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

The cross-acceleration and cross-default provisions in the agreements governing our current indebtedness may result in an immediate obligation to repay all of either our 2025 and 2027 convertible senior notes or our warehouse credit facilities.

The indentures governing our 2025 and 2027 convertible senior notes contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the indenture for either our 2025 or 2027 convertible senior notes, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the indenture for the other tranche of convertible senior notes. Accordingly, all or a significant portion of our outstanding convertible senior notes could become immediately payable due solely to our failure to comply with the terms of a single agreement governing either our 2025 or 2027 convertible senior notes. Our warehouse credit facilities contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the agreement for any such warehouse credit facility, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the agreement for another warehouse credit facility. Accordingly, all or a significant portion of our outstanding warehouse indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing one of our warehouse credit facilities. The cross-default provisions in our existing warehouse credit facilities do not pick up defaults under our convertible senior notes. Our existing warehouse credit facilities are also carved out of the cross-payment default provisions in our 2025 and 2027 senior notes given that they constitute non-recourse debt.

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

Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our restated bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to actions arising under the Securities Exchange Act of 1934, or, as described below, the Securities Act of 1933.

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

As of February 10, 2023, we had 60 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the S&P 500 Index and the RDG Composite Index. The period shown commences on December 31, 2017, which was the year in which our common stock first started trading after our initial public offering ("IPO"), and ends on December 31, 2022.

Unregistered Sales of Securities

During the period covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

During the quarter ended December 31, 2022, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

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

Overview

We help people buy and sell homes. Representing customers in over 100 markets in the United States, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate mortgage loans and offer title and settlement services. Beginning in April 2021, we also offer digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022, a number of economic factors began to adversely impact the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Our real estate services transaction volume decreased by 27% in the third and fourth quarters of 2022, compared to the prior year. This stands in contrast to the 2% that our real estate services transaction volume decreased in the first and second quarters of 2022, compared to the prior year. Our newly acquired mortgage business, Bay Equity, also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from refinancing prior mortgages.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

In June, we laid off 442 employees, which represented approximately eight percent of total employees. In November, we laid off an additional 862 employees, which represented 13% of total employees. From April 2022, after completing the acquisition of Bay Equity, through the end of the year, through involuntary reductions and attrition, we reduced our total of number of employees by 28%, including a reduction in lead agents of 30%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

Also in November, we decided to wind-down RedfinNow. This was a strategic decision we made in order to focus our resources on our core business in the face of the rising cost of capital.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2022	2021	2020
Monthly average visitors (in thousands)	49,654	47,113	42,862
Real estate services transactions
Brokerage	66,554	76,680	60,510
Partner	13,649	17,899	15,290
Total	80,203	94,579	75,800
Real estate services revenue per transaction
Brokerage	$11,269	$11,076	$10,040
Partner	2,718	3,020	2,858
Aggregate	9,814	9,551	8,591
U.S. market share by units(1)	0.80%	0.77%	0.67%
Revenue from top-10 markets as a percentage of real estate services revenue	58%	62%	63%
Average number of lead agents	2,426	2,396	1,757
RedfinNow homes sold	2,044	1,451	453
Revenue per RedfinNow home sold	$576,599	$594,268	$462,883
Mortgage originations by dollars (in millions)	$4,317	$988	$685
Mortgage originations by units (in ones)	10,625	2,643	1,973
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

Our monthly average visitors exclude visitors to Rent.'s websites and mobile applications.

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. Since this pilot was successful, we eliminated our commission refund in all markets in December 2022. The average refund per transaction for a homebuyer was $1,336 in 2022, and $852 in the fourth quarter of 2022. We expect that elimination of our commission refund in all markets will increase our real estate services revenue per transaction, although this metric is also impacted by the factors discussed above.

From 2021 to 2022, the percentage of brokerage transactions from home sellers was essentially unchanged at approximately 44%.

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

Components of Our Results of Operations

Revenue

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages.

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

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, home costs related to our properties segment, customer fulfillment costs related to our rentals segment, office and occupancy expenses, interest expense on our mortgage related warehouse facilities, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs (including base pay, benefits, and stock-based compensation), facilities costs and related expenses for our executive, finance, human resources, and legal organizations, depreciation related to our fixed assets, and fees for outside services. Outside services are principally composed of external legal, audit, and tax services. For our rentals business, personnel costs include employees in the sales department. These employees are responsible for attracting potential rental properties and agreeing to contract terms, but they are not responsible for delivering a service to the rental property.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other (Expense) Income, Net

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

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility. See Note 15 to our consolidated financial statements for information regarding interest for the facility, which we terminated on December 29, 2022.

Income Tax (Expense) Benefit

Income tax expense primarily relates to current state income taxes recorded for the year, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created through our April 2, 2021 acquisition of Rent..

Gain on Extinguishment of Convertible Senior Notes

Gain on extinguishment of convertible senior notes relates to gains recognized on the repurchase of our convertible senior notes.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on investments and other assets. See Note 4 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue	$2,284,442	$1,922,765	$886,093
Cost of revenue(1)	1,998,389	1,518,945	653,983
Gross profit	286,053	403,820	232,110
Operating expenses:
Technology and development(1)	196,250	156,718	84,297
Marketing(1)	158,071	138,740	54,881
General and administrative(1)	254,593	218,315	85,624
Restructuring and reorganization	40,469	—	6,516
Total operating expenses	649,383	513,773	231,318
(Loss) income from operations	(363,330)	(109,953)	792
Interest income	6,639	635	2,074
Interest expense	(17,745)	(11,762)	(19,495)
Income tax (expense) benefit	(126)	6,107	—
Gain on extinguishment of convertible senior notes	57,193	—	—
Other (expense) income, net	(3,774)	5,360	(1,898)
Net loss	$(321,143)	$(109,613)	$(18,527)
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$15,950	$13,614	$8,844
Technology and development	29,608	23,275	16,564
Marketing	4,093	2,350	1,569
General and administrative	18,606	15,483	9,996
Total	$68,257	$54,722	$36,973

	Year Ended December 31,
	2022	2021	2020

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	87.5	79.0	73.8
Gross profit	12.5	21.0	26.2
Operating expenses:
Technology and development(1)	8.6	8.2	9.5
Marketing(1)	6.9	7.2	6.2
General and administrative(1)	11.1	11.4	9.7
Restructuring and reorganization	1.8	0.0	0.7
Total operating expenses	28.4	26.8	26.1
(Loss) income from operations	(15.9)	(5.8)	0.1
Interest income	0.3	0.0	0.2
Interest expense	(0.8)	(0.6)	(2.2)
Income tax benefit	—	0.3	—
Gain on extinguishment of convertible senior notes	2.5	—	—
Other (expense) income, net	(0.2)	0.3	(0.2)
Net loss	(14.1)%	(5.8)%	(2.1)%
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020

	(as a percentage of revenue)
Cost of revenue	0.7%	0.7%	1.0%
Technology and development	1.3	1.2	1.9
Marketing	0.2	0.1	0.2
General and administrative	0.8	0.8	1.1
Total	3.0%	2.8%	4.2%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$749,985	$849,288	$(99,303)	(12)%
Partner	37,091	54,046	(16,955)	(31)
Total real estate services	787,076	903,334	(116,258)	(13)
Properties	1,202,651	880,653	321,998	37
Rentals	155,910	121,877	34,033	28
Mortgage	132,904	19,818	113,086	571
Other	23,684	13,609	10,075	74
Intercompany elimination	(17,783)	(16,526)	(1,257)	8
Total revenue	$2,284,442	$1,922,765	$361,677	19
Percentage of revenue
Real estate services
Brokerage	32.8%	44.2%
Partner	1.6	2.8
Total real estate services	34.4	47.0
Properties	52.6	45.8
Rentals	6.8	6.3
Mortgage	5.8	1.0
Other	1.2	0.8
Intercompany elimination	(0.8)	(0.9)
Total revenue	100.0%	100.0%

In 2022, revenue increased by $361.7 million, or 19%, as compared with 2021. Included in the increase was $155.9 million from our acquisition of Rent., and there was $121.9 million of such revenue in 2021. Also included in the increase was $130.2 million resulting from our acquisition of Bay Equity, and there was no such revenue in 2021. Excluding these revenues from Rent. and Bay Equity, this increase in revenue was primarily attributable to a $322.0 million increase in properties revenue, which was partially offset by a $116.3 million decrease in real estate services revenue. Properties revenue increased 37%, primarily driven by a 41% increase in RedfinNow homes sold and a 3% decrease in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion. Brokerage revenue decreased by $99.3 million and partner revenue decreased by $17.0 million. Brokerage revenue decreased 12% during the period, driven by a 13% decrease in brokerage transactions and partially offset by a 2% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$608,027	$603,320	$4,707	1%
Properties	1,225,717	870,052	355,665	41
Rentals	33,416	21,739	11,677	54
Mortgage	126,552	26,096	100,456	385
Other	22,460	14,264	8,196	57
Intercompany elimination	(17,783)	(16,526)	(1,257)	8
Total cost of revenue	$1,998,389	$1,518,945	$479,444	32

Gross profit
Real estate services	$179,049	$300,014	$(120,965)	(40)%
Properties	(23,066)	10,601	(33,667)	(318)
Rentals	122,494	100,138	22,356	22
Mortgage	6,352	(6,278)	12,630	(201)
Other	1,224	(655)	1,879	(287)
Total gross profit	$286,053	$403,820	$(117,767)	(29)

Gross margin (percentage of revenue)
Real estate services	22.7%	33.2%
Properties	(1.9)	1.2
Rentals	78.6	82.2
Mortgage	4.8	(31.7)
Other	5.2	(4.8)
Total gross margin	12.5	21.0

In 2022, total cost of revenue increased by $479.4 million, or 32%, as compared with 2021. Included in the increase was $33.4 million from our acquisition of Rent., and there were $21.7 million of such expenses in 2021. Also included in the increase was $118.1 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, this increase in cost of revenue was primarily attributable to a $331.6 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes having been sold.

Total gross margin decreased 850 basis points as compared with 2021, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services and properties gross margin. This was partially offset by the increases in mortgage and other gross margin.

In 2022, real estate services gross margin decreased 1,050 basis points as compared with 2021. This was primarily attributable to a 930 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In 2022, properties gross margin decreased 310 basis points as compared with 2021. This was primarily attributable to a 370 basis point increase in home purchase costs and related capitalized improvements, including our lower of cost or net realizable value write-downs, as a percentage of revenue. This was partially offset by a 50 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In 2022, rentals gross margin decreased by 360 basis points. This was primarily attributable to a 210 basis point increase in marketing expenses and a 210 basis point increase in personnel costs, each as a percentage of revenue and due to expanded services. This was partially offset by a 90 basis point reduction in outside services costs as a percentage of revenue.

In 2022, mortgage gross margin increased by 3,650 basis points. This was primarily attributable to a 3,160 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In 2022, other gross margin increased by 1,000 basis points. This was primarily attributable to a 470 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$196,250	$156,718	$39,532	25%
Marketing	158,071	138,740	19,331	14
General and administrative	254,593	218,315	36,278	17
Restructuring and reorganization	40,469	—	40,469	n/a
Total operating expenses	$649,383	$513,773	$135,610	26
Percentage of revenue
Technology and development	8.6%	8.2%
Marketing	6.9	7.2
General and administrative	11.1	11.4
Restructuring and reorganization	1.8	0.0
Total operating expenses	28.4%	26.8%

In 2022, technology and development expenses increased by $39.5 million, or 25%, as compared with 2021. Included in the increase was $52.3 million resulting from our acquisition of Rent., and there were $39.0 million such expenses in 2021. Also included in the increase was $1.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, the increase was primarily attributable to a $16.6 million increase in personnel costs.

In 2022, marketing expenses increased by $19.3 million, or 14%, as compared with 2021. Included in the increase was $51.1 million resulting from our acquisition of Rent., and there were $36.1 million such expenses in 2021. Also included in the increase was $4.7 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, marketing expenses decreased by $0.4 million. The decrease was primarily attributable to a $4.9 million decrease in marketing media costs. This was partially offset by a $2.8 million increase in personnel costs.

In 2022, general and administrative expenses increased by $36.3 million, or 17%, as compared with 2021. Included in the increase was $90.8 million resulting from our acquisition of Rent., and there were $71.5 million such expenses in 2021. Also included in the increase was $22.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, general and administrative expenses decreased by $5.9 million. The decrease was primarily attributable to a $7.3 million decrease in advertising campaign and contractor expenses for recruiting employees, and a $6.5 million decrease in acquisition transaction expenses. This was partially offset by a $4.4 million increase in internet-based software services, and a $4.0 million increase in personnel costs due to increased headcount.

In 2022, restructuring and reorganization expenses increased by $40.5 million, and there were no such expenses in 2021. See Note 1 to our consolidated financial statements for more information on our restructuring and reorganization costs.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other (Expense) Income, Net

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$6,639	$635	$6,004	946%
Interest expense	(17,745)	(11,762)	(5,983)	51
Income tax (expense) benefit	(126)	6,107	(6,233)	(102)
Gain on extinguishment of convertible senior notes	57,193	—	57,193	n/a
Other (expense) income, net	(3,774)	5,360	(9,134)	(170)
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net	$42,187	$340	$41,847	12,308
Percentage of revenue
Interest income	0.3%	0.0%
Interest expense	(0.8)	(0.6)
Income tax (expense) benefit	0.0	0.3
Gain on extinguishment of convertible senior notes	2.5	0.0
Other (expense) income, net	(0.2)	0.3
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net	1.8%	0.0%

In 2022, interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net increased by $41.8 million, as compared with 2021.

Interest income increased by $6.0 million primarily due to higher interest rates on our cash, cash equivalents, and investments compared with 2021.

Interest expense increased by $6.0 million primarily due to $3.9 million in additional expense from increased interest rates related to our borrowings under the RedfinNow line of credit as well as $0.7 million of accelerated amortization due to our early termination of that facility in association with our wind-down of RedfinNow. In addition, we had a full year of amortization for our 2027 notes as compared to a partial year in 2021, resulting in $0.5 million in additional expense in 2022.

Income tax (expense) benefit decreased by $6.2 million primarily due to a one-time income tax benefit from the Rent. acquisition in 2021, where no such benefit was recognized in 2022.

Gain on extinguishment of convertible senior notes increased by $57.2 million, due to our paying down a portion of our 2025 notes at a discount, where there was no such activity in 2021. See Note 15 to our consolidated financial statements for further information on these transactions.

Other (expense) income, net increased by $9.1 million primarily due to (1) the fair value of one of our investments being recorded in 2021, where we did not have this recording during 2022, and the subsequent sale of that investment at a loss, (2) impairment of leases, and (3) losses on various property and equipment disposals.

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

In 2021, revenue increased by $1,036.7 million, or 117%, as compared with 2020. Included in the increase was $121.9 million resulting from our acquisition of Rent., where there were no such revenues in 2020. Excluding these revenues from Rent., this increase in revenue was primarily attributable to a $671.0 million increase in properties revenue and a $252.1 million increase in real estate services revenue. Properties revenue increased 320%, primarily driven by a 220% increase in RedfinNow homes sold and a 28% increase in revenue per RedfinNow home sold. These increases are largely due to our properties business's expansion, greater customer awareness of that business, and COVID-19's impacts on that business during the prior period. Brokerage revenue increased by $241.8 million and partner revenue increased by $10.4 million. Brokerage revenue increased 40% during the period, driven by a 27% increase in brokerage transactions and a 10% increase in brokerage revenue per transaction. We believe the increase in brokerage transactions was attributable to higher levels of customer awareness of Redfin and increasing customer demand, while the increase in brokerage revenue per transaction was driven primarily by increasing home values.

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

In 2021, total cost of revenue increased by $865.0 million, or 132%, as compared with 2020. Included in the increase was $21.7 million resulting from our acquisition of Rent., and there were no such expenses in 2020. Excluding these expenses from Rent., this increase in cost of revenue was primarily attributable to (1) a $590.6 million increase in home purchase costs and related capitalized improvements by our properties business, due to more RedfinNow homes having been sold, and (2) a $168.7 million increase in personnel costs and transaction bonuses, due to increased headcount and increased brokerage transactions, respectively.

Total gross margin decreased 520 basis points as compared with 2020, driven primarily by the relative growth of our properties business compared to our real estate services and other businesses, and decreases in real estate services, mortgage, and other gross margin. This was partially offset by the increase in properties gross margin, and our acquisition of Rent., which comprises our rentals business.

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

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$156,718	$84,297	$72,421	86%
Marketing	138,740	54,881	83,859	153
General and administrative	218,315	85,624	132,691	155
Restructuring and reorganization	$—	$6,516	$(6,516)	(100)
Total operating expenses	$513,773	$231,318	$282,455	122
Percentage of revenue
Technology and development	8.2%	9.5%
Marketing	7.2	6.2
General and administrative	11.4	9.7
Restructuring and reorganization	0.0	0.7
Total operating expenses	26.8%	26.1%

In 2021, technology and development expenses increased by $72.4 million, or 86%, as compared with 2020. Included in the increase was $39.0 million resulting from our acquisition of Rent., and there were no such expenses in 2020. Excluding these expenses from Rent., the increase was primarily attributable to a $26.4 million increase in personnel costs due to increased headcount.

In 2021, marketing expenses increased by $83.9 million, or 153%, as compared with 2020. Included in the increase was $36.1 million resulting from our acquisition of Rent., and there were no such expenses in 2020. Excluding these expenses from Rent., the increase was primarily attributable to a $43.0 million increase in marketing media costs as we expanded advertising.

In 2021, general and administrative expenses increased by $132.7 million, or 155%, as compared with 2020. Included in the increase was $71.5 million resulting from our acquisition of Rent., and there were no such expenses in 2020. Excluding these expenses from Rent., the increase was primarily attributable to a $30.0 million increase in personnel costs due to increased headcount, an $8.9 million increase in transaction costs from our acquisition of Rent. and our proposed acquisition of Bay Equity, and a $7.0 million increase in advertising campaign and contractor expenses for recruiting employees and independent contractors.

In 2021, restructuring and reorganization expenses decreased by $6.5 million, or 100%, as compared with 2020. We had no such restructuring expenses in 2021.

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

Interest expense decreased by $7.7 million due primarily to the implementation of ASU 2020-06, which eliminates the liability and equity separation models for convertible instruments. As a result, we did not incur an expense for the accretion of the equity portion of our convertible senior notes during 2021. See Note 15 to our consolidated financial statements for more information on our adoption of this accounting standard.

Income tax benefit increased by $6.1 million primarily due to a deferred tax liability created through the Rent. acquisition, and such deferred tax liability was used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. We did not have any income tax benefit during 2020. See Note 14 to our consolidated financial statements.

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

Quarterly Results

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Revenue	$479,664	$600,517	$606,915	$597,346	$643,057	$540,074	$471,315	$268,319
Cost of revenue(1)	442,229	542,440	488,912	524,808	535,033	412,772	345,179	225,961
Gross profit	37,435	58,077	118,003	72,538	108,024	127,302	126,136	42,358
Operating expenses:
Technology and development(1)	47,041	48,063	51,506	49,640	43,894	43,658	41,488	27,678
Marketing(1)	24,238	33,748	56,743	43,342	22,397	49,143	55,398	11,802
General and administrative(1)	62,889	61,005	71,733	58,966	66,962	54,395	59,567	37,391
Restructuring and reorganization	21,798	284	12,677	5,710	—	—	—	—
Total	155,966	143,100	192,659	157,658	133,253	147,196	156,453	76,871
Loss from operations	(118,531)	(85,023)	(74,656)	(85,120)	(25,229)	(19,894)	(30,317)	(34,513)
Interest income	4,691	1,174	554	220	163	178	135	159
Interest expense	(4,905)	(5,359)	(3,620)	(3,861)	(3,939)	(3,672)	(2,813)	(1,338)
Income tax benefit (expense)	299	(132)	(159)	(134)	744	311	5,052	—
Gain on extinguishment of convertible senior notes	57,193	—	—	—	—	—	—	—
Other (expense) income, net	(693)	(905)	(265)	(1,911)	1,259	4,128	65	(92)
Net loss	$(61,946)	$(90,245)	$(78,146)	$(90,806)	$(27,002)	$(18,949)	$(27,878)	$(35,784)
Net loss attributable to common stock	$(62,090)	$(90,517)	$(78,496)	$(91,599)	$(28,396)	$(20,611)	$(29,756)	$(38,120)
Net loss per share—diluted	$(0.57)	$(0.83)	$(0.73)	$(0.86)	$(0.27)	$(0.20)	$(0.29)	$(0.37)
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Cost of revenue	$4,307	$4,387	$3,879	$3,377	$3,595	$3,283	$3,758	$2,978
Technology and development	6,572	7,371	7,700	7,965	6,288	5,455	5,771	5,761
Marketing	1,069	1,028	924	1,072	736	537	535	542
General and administrative	4,638	5,284	4,310	4,374	4,667	3,835	3,679	3,302
Total	$16,586	$18,070	$16,813	$16,788	$15,286	$13,110	$13,743	$12,583

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	92.2	90.3	80.6	87.9	83.2	76.4	73.2	84.2
Gross profit	7.8	9.7	19.4	12.1	16.8	23.6	26.8	15.8
Operating expenses
Technology and development(1)	9.8	8.0	8.5	8.3	6.8	8.1	8.8	10.3
Marketing(1)	5.1	5.6	9.3	7.3	3.5	9.1	11.8	4.4
General and administrative(1)	13.1	10.2	11.8	9.9	10.3	10.1	12.6	13.9
Restructuring and reorganization	4.5	0.0	2.1	1.0	—	—	—	—
Total	32.5	23.8	31.7	26.4	20.6	27.3	33.2	28.6
Loss from operations	(24.7)	(14.2)	(12.3)	(14.2)	(3.8)	(3.7)	(6.4)	(12.8)
Interest income	1.0	0.2	0.1	—	—	—	—	0.1
Interest expense	(1.0)	(0.9)	(0.6)	(0.6)	(0.6)	(0.7)	(0.6)	(0.5)
Income tax benefit (expense)	0.1	—	—	—	0.1	0.1	1.1	—
Gain on extinguishment of convertible senior notes	11.9	—	—	—	—	—	—	—
Other (expense) income, net	(0.1)	(0.2)	—	(0.3)	0.2	0.8	—	—
Net loss	(12.8)%	(15.0)%	(12.9)%	(15.2)%	(4.1)%	(3.5)%	(5.9)%	(13.2)%
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021

	(as a percentage of revenue)
Cost of revenue	0.9%	0.7%	0.6%	0.6%	0.6%	0.6%	0.8%	1.1%
Technology and development	1.4	1.2	1.3	1.3	1.0	1.0	1.2	2.2
Marketing	0.2	0.2	0.2	0.2	0.1	0.1	0.1	0.2
General and administrative	0.9	0.9	0.7	0.7	0.6	0.7	0.8	1.2
Total	3.4%	3.0%	2.8%	2.8%	2.3%	2.4%	2.9%	4.7%

Our revenue and cost of revenue have typically followed the seasonal pattern of the residential real estate industry. As such, revenue and cost of revenue increase sequentially from the first quarter to the second quarter and sequentially again during the third quarter. Fourth quarter revenue typically declines sequentially from the third quarter. Our 2022 revenue and cost of revenue were impacted by macroeconomic conditions; see “Adverse Macroeconomic Conditions and Our Associated Actions” under Item 7.

In 2021, revenue increased from the third quarter to the fourth quarter, largely due to our properties business's expansion and greater customer awareness of that business.

Two acquisitions also increased our quarterly revenue, cost of revenue and operating expenses in 2021 and 2022.
•We completed our acquisition of Rent. on April 2, 2021. The acquisition increased revenue, cost of revenue, and operating expenses in the second quarter, third quarter, and fourth quarter of 2022 over their seasonal pattern, because there were no such results in prior quarters.
•We completed our acquisition of Bay Equity on April 1, 2022. The acquisition increased revenue, cost of revenue, and operating expenses in the second quarter, third quarter, and fourth quarter of 2022 over their seasonal pattern, because there were no such results in prior quarters.

Quarterly Key Business Metrics

	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Monthly average visitors (in thousands)	43,847	50,785	52,698	51,287	44,665	49,147	48,437	46,202
Real estate services transactions
Brokerage	12,743	18,245	20,565	15,001	19,428	21,929	21,006	14,317
Partner	2,742	3,507	3,983	3,417	4,603	4,755	4,597	3,944
Total	15,485	21,752	24,548	18,418	24,031	26,684	25,603	18,261
Real estate services revenue per transaction
Brokerage	$10,914	$11,103	$11,692	$11,191	$10,900	$11,107	$11,307	$10,927
Partner	2,611	2,556	2,851	2,814	2,819	2,990	3,195	3,084
Aggregate	9,444	9,725	10,258	9,637	9,352	9,661	9,850	9,233
U.S. market share by units(1)	0.76%	0.80%	0.82%	0.79%	0.78%	0.78%	0.77%	0.75%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	57%	58%	59%	57%	61%	62%	64%	62%
Average number of lead agents	2,022	2,293	2,640	2,750	2,485	2,370	2,456	2,277
RedfinNow homes sold	474	530	423	617	600	388	292	171
Revenue per RedfinNow home sold	$538,788	$550,903	$604,120	$608,851	$622,519	$599,963	$571,670	$525,765
Mortgage originations by dollars (in millions)	$1,036	$1,557	$1,565	$159	$242	$258	$261	$227
Mortgage originations by units (in ones)	2,631	3,720	3,860	414	591	671	749	632
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

Similar to our revenue, monthly average visitors to our website and mobile application has typically followed the seasonal pattern of the residential real estate industry. Monthly average visitors in 2022 were impacted by adverse macroeconomic conditions. See section “Adverse Macroeconomic Conditions and Our Associated Actions” under Item 7.

Segment Financial Information

The tables below present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the year ended December 31, 2022, 2021, and 2020.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the year ended December 31, 2022, 2021, and 2020 is presented below, along with a reconciliation of adjusted EBITDA to net loss.

	Year ended December 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$787,076	$1,202,651	$155,910	$132,904	$23,684	$(17,783)	$2,284,442
Cost of revenue	608,027	1,225,717	33,416	126,552	22,460	(17,783)	1,998,389
Gross profit	179,049	(23,066)	122,494	6,352	1,224	—	286,053
Operating expenses
Technology and development	105,196	17,326	59,899	6,034	3,591	4,204	196,250
Marketing	98,673	2,762	51,064	4,889	199	484	158,071
General and administrative	88,171	11,203	92,728	25,680	3,307	33,504	254,593
Restructuring and reorganization	—	—	—	—	—	40,469	40,469
Total operating expenses	292,040	31,291	203,691	36,603	7,097	78,661	649,383
Loss from operations	(112,991)	(54,357)	(81,197)	(30,251)	(5,873)	(78,661)	(363,330)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(123)	(7,607)	1,389	(114)	140	48,502	42,187
Net loss	$(113,114)	$(61,964)	$(79,808)	$(30,365)	$(5,733)	$(30,159)	$(321,143)

	Year ended December 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$(113,114)	$(61,964)	$(79,808)	$(30,365)	$(5,733)	$(30,159)	$(321,143)
Interest income(1)	—	(1,266)	(24)	(10,499)	(143)	(5,181)	(17,113)
Interest expense(2)	—	8,859	—	8,580	—	8,778	26,217
Income tax expense	—	10	(1,077)	—	—	1,193	126
Depreciation and amortization	17,526	2,335	38,683	3,438	1,089	1,836	64,907
Stock-based compensation(3)	36,652	5,238	11,319	4,132	1,496	9,420	68,257
Acquisition-related costs(4)	—	—	—	—	—	2,437	2,437
Restructuring and reorganization(5)	—	—	—	—	—	40,469	40,469
Impairment(6)	—	—	—	—	—	1,136	1,136
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(57,193)	(57,193)
Adjusted EBITDA	$(58,936)	$(46,788)	$(30,907)	$(24,714)	$(3,291)	$(27,264)	$(191,900)
(1) Interest income includes $10.5 million of interest income related to originated mortgage loans for the year ended December 31, 2022.
(2) Interest expense includes $8.5 million of interest expense related to our warehouse credit facilities for the year ended December 31, 2022.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June and October 2022 workforce reductions.
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Year ended December 31, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$903,334	$880,653	$121,877	$19,818	$13,609	$(16,526)	$1,922,765
Cost of revenue	603,320	870,052	21,739	26,096	14,264	(16,526)	1,518,945
Gross profit	300,014	10,601	100,138	(6,278)	(655)	—	403,820
Operating expenses
Technology and development	81,588	13,237	41,492	10,396	2,528	7,477	156,718
Marketing	98,746	1,889	36,174	561	209	1,161	138,740
General and administrative	84,655	9,593	71,943	8,306	2,288	41,530	218,315
Restructuring and reorganization	—	—	—	—	—	—	—
Total operating expenses	264,989	24,719	149,609	19,263	5,025	50,168	513,773
Loss from operations	35,025	(14,118)	(49,471)	(25,541)	(5,680)	(50,168)	(109,953)
Interest income, interest expense, income tax benefit, and other expense, net	(87)	(4,261)	3,301	3	2	1,382	340
Net income (loss)	$34,938	$(18,379)	$(46,170)	$(25,538)	$(5,678)	$(48,786)	$(109,613)

	Year ended December 31, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$34,938	$(18,379)	$(46,170)	$(25,538)	$(5,678)	$(48,786)	$(109,613)
Interest income(1)	—	(9)	—	(1,598)	(2)	(619)	(2,228)
Interest expense(2)	—	4,271	—	1,666	—	7,490	13,427
Income tax expense	—	—	(2,699)	—	—	(3,408)	(6,107)
Depreciation and amortization	13,282	1,888	27,607	1,406	761	1,962	46,906
Stock-based compensation(3)	34,662	5,177	1,311	2,985	856	9,731	54,722
Acquisition-related costs(4)	—	—	—	—	—	7,925	7,925
Restructuring and reorganization(5)	—	—	—	—	—	—	—
Adjusted EBITDA	$82,882	$(7,052)	$(19,951)	$(21,079)	$(4,063)	$(25,705)	$5,032
(1) Interest income includes $1.6 million of interest income related to originated mortgage loans for the year ended December 31, 2021.
(2) Interest expense includes $1.7 million of interest expense related to our warehouse credit facilities for the year ended December 31, 2021.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisition of Rent..

	Year ended December 31, 2020
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$651,208	$209,686	$—	$15,835	$12,377	$(3,013)	$886,093
Cost of revenue	417,140	214,382	—	15,627	9,847	(3,013)	653,983
Gross profit	234,068	(4,696)	—	208	2,530	—	232,110
Operating expenses
Technology and development	66,389	5,986	—	5,914	1,288	4,720	84,297
Marketing	53,399	536	—	267	88	591	54,881
General and administrative	54,538	2,810	—	1,665	764	25,847	85,624
Restructuring and reorganization	—	—	—	—	—	6,516	6,516
Total operating expenses	174,326	9,332	—	7,846	2,140	37,674	231,318
Loss from operations	59,742	(14,028)	—	(7,638)	390	(37,674)	792
Interest income, interest expense, and other expense, net	—	(1,018)	—	73	30	(18,404)	(19,319)
Net income (loss)	$59,742	$(15,046)	$—	$(7,565)	$420	$(56,078)	$(18,527)

	Year ended December 31, 2020
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net loss	$59,742	$(15,046)	$—	$(7,565)	$420	$(56,078)	$(18,527)
Interest income(1)	—	(244)	—	(1,354)	(30)	(1,726)	(3,354)
Interest expense(2)	—	1,262	—	1,394	—	13,599	16,255
Depreciation and amortization	11,070	971	—	728	618	1,177	14,564
Stock-based compensation(3)	26,448	2,234	—	1,505	315	6,471	36,973
Restructuring and reorganization(4)	—	—	—	—	—	6,516	6,516
Impairment(5)	—	—	—	—	—	2,063	2,063
Loss on extinguishment of convertible senior notes	—	—	—	—	—	4,634	4,634
Adjusted EBITDA	$97,260	$(10,823)	$—	$(5,292)	$1,323	$(23,344)	$59,124
(1) Interest income includes $1.3 million of interest income related to originated mortgage loans for the year ended December 31, 2020.
(2) Interest expense includes $1.4 million of interest expense related to our warehouse credit facilities for the year ended December 31, 2020.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Restructuring and reorganization expenses primarily consist of direct and incremental costs related to COVID-19.
(5) Impairment primarily consists of an impairment cost related to our cost method investments.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $239.8 million and investments of $151.7 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

Also, as of December 31, 2022, we had $1,117.2 million aggregate principal amount of convertible senior notes outstanding across three issuances maturing between July 15, 2023 and April 1, 2027. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity. Between November 13, 2022 and December 27, 2022, we repurchased and retired an aggregate amount of $142.5 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022. As of December 31, 2022, $166.4 million remained available for future repurchases pursuant to the foregoing repurchase program.

Also, as of December 31, 2022, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

On November 2022, we announced that we were winding down RedfinNow. See Note 5 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business during 2022. See Note 15 to our consolidated financial statements for more information regarding the secured revolving credit facility previously used to purchase RedfinNow homes, which we terminated on December 29, 2022.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, the cash we will generate from the wind-down of RedfinNow, and borrowings from our mortgage warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record in our consolidated balance sheets. See Note 8 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$40,491	$(301,568)	$61,267
Net cash used in investing activities	(184,338)	(576,306)	(57,119)
Net cash (used in) provided by financing activities	(332,094)	650,341	694,227

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

Net cash provided by operating activities was $40.5 million for the year ended December 31, 2022, primarily attributable to changes in assets and liabilities of $244.7 million and $116.9 million of non-cash items related to stock-based compensation, depreciation and amortization, gain on extinguishment of convertible senior notes, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. This was offset by a net loss of $321.1 million. The primary source of cash related to changes in our assets and liabilities was a $243.9 million decrease in inventory related to the wind-down of RedfinNow. The primary use of cash related to changes in our assets and liabilities was a $48.9 million decrease in accounts payable and accrued and other liabilities related to the timing of vendor payments and payroll-related expenses.

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

Net cash provided by operating activities was $61.3 million for the year ended December 31, 2020, primarily attributable to a net loss of $18.5 million, offset by $77.2 million of non-cash items related to stock- based compensation, depreciation and amortization expenses, amortization of debt discounts and issuances costs, and lease expense related to right-of-use assets. Changes in assets and liabilities increased cash used in operating activities by $2.6 million. The primary sources of cash related to changes in our assets and liabilities were a $41.2 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses, and a $25.4 million decrease in inventory related to our properties business. The primary uses of cash related to changes in our assets and liabilities were a $35.5 million increase in accounts receivable related to the timing of escrow payments in-transit, a $19.5 million increase in net loans held for sale related to our mortgage business, and an $11.3 million decrease in lease liabilities.

Net Cash Used In Investing Activities

Our primary investing activities include acquisitions of other companies and the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash used in investing activities was $184.3 million for the year ended December 31, 2022, primarily attributable to cash paid for our acquisition of Bay Equity of $97.3 million, $65.5 million in net investments in U.S. government securities, and $21.5 million in purchases of property and equipment.

Net cash used in investing activities was $576.3 million for the year ended December 31, 2021, primarily attributable to cash paid for our acquisition of Rent. of $608.0 million, $59.2 million in net investments in U.S. government securities, and $17.6 million of capitalized software development expenses.

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

Net Cash (Used In) Provided By Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018, our common stock and convertible preferred stock in April 2020, our 2025 notes in October 2020, and our 2027 notes in March 2021, and (iii) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and, historically, our secured revolving credit facility, which we terminated on December 29, 2022.

Net cash used in financing activities was $332.1 million for the year ended December 31, 2022, primarily attributable to a $199.8 million decrease in net borrowings under our secured revolving credit facility, $83.6 million used in connection with repurchases of our 2025 notes, and a $51.1 million decrease in net borrowings under our warehouse credit facilities.

Net cash provided by financing activities was $650.3 million for the year ended December 31, 2021, primarily attributable to $498.9 million in net proceeds from the issuance of our 2027 notes offering, a $175.8 million increase in net borrowings under our secured revolving credit facility, and $22.8 million in proceeds from the issuance of common stock pursuant to our equity compensation plans.

Net cash provided by financing activities was $694.2 million for the year ended December 31, 2020, primarily attributable to $647.5 million in net proceeds from the issuance of our 2025 notes offering, $109.5 million in net proceeds from the issuance of common stock and our convertible preferred stock offering, $21.1 million in proceeds from the issuance of common stock pursuant to our equity compensation plans, a $19.5 million increase in net borrowings under our secured revolving credit facility, and a $17.7 million increase in our net borrowings under our warehouse credit facilities. This was partially offset by $108.1 million used in connection with repurchases and conversions of our 2023 notes.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. When utilizing a quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting units.

For fiscal year 2022, we performed a quantitative assessment and concluded that there was no impairment to any of our reporting units. No goodwill impairment charges were recorded in fiscal 2022 or 2021.

See Note 2 to our consolidated financial statements for a summary of our valuation of the Bay Equity intangible assets, along with their estimated useful lives.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. In determining net realizable value, we use judgment and estimates, including assessment of readily available market value indicators. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue and the value of the corresponding asset is reduced. As of December 31, 2022, we had $8.4 million in inventory write-downs. We will continue to monitor our reserve and may make further material adjustments in the future due to changing market conditions, natural disasters, or other forces outside of our control. On November 7, 2022, we decided to wind-down RedfinNow. We expect to complete the liquidation of our RedfinNow inventory in the second quarter of 2023.

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

As of December 31, 2022, we had cash and cash equivalents of $239.8 million and investments of $151.7 million. Our investments are composed of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the first quarter of 2022, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, cash flows, and changes in mezzanine equity and stockholders' equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Inventory –– Refer to Footnote 1 and Footnote 5 to the Consolidated Financial Statements

As discussed in Note 5 to the consolidated financial statements, net inventory was $114.3 million at December 31, 2022 compared to $358.2 million as of December 31, 2021. Inventory includes residential homes acquired through the Company’s RedfinNow business and is stated at the lower of cost or net realizable value. As of December 31, 2022 and 2021, lower of cost or net realizable value write-downs were $8.4 million and $2.4 million, respectively. On a periodic basis, management reviews the value of homes held in inventory for indicators that net realizable value is lower than cost. In determining net realizable value, management uses judgment and estimates, including assessment of readily available market value indicators. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue and the value of the corresponding asset is reduced.

Given the significant judgment required by management in estimating the net realizable value of inventory, specifically the estimated selling price of each home, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort. Accordingly, we considered the audit of the estimated net realizable value of inventory to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the net realizable value of inventory included the following, among others:

•We tested the effectiveness of the Company’s internal controls over the determination of net realizable value.

•We evaluated the reasonableness of management’s process for developing estimates where a net realizable value was not readily available or observable.

•We discussed with management the Company’s plans to sell the December 31, 2022 inventory and evaluated whether management’s assessment of net realizable value of inventory was consistent with information obtained through such inquiries.

•We tested a sample of homes in inventory to determine whether the net realizable value of these homes was reasonable. To make this determination we obtained and inspected, where available, sales contracts to sell the inventory after December 31, 2022. For homes for which a sales contract was not available, we considered alternate evidence including external data on sales prices for comparable homes in the same geographic location as our audit selections.

•We evaluated management’s ability to develop reasonable estimates of net realizable value by comparing prior period estimates of net realizable value to the actual selling prices for homes sold in 2022.

•We tested the mathematical accuracy of management’s analysis.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 16, 2023

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bay Equity LLC (“Bay Equity”), which was acquired on April 1, 2022, and whose financial statements constitute 29.6% of total assets (after excluding goodwill and intangible assets which were integrated with the Company’s systems and control environment), 5.7% of revenues, and 5.4% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Bay Equity.

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
February 16, 2023

Index to Consolidated Financial Statements

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$239,840	$591,003
Restricted cash	2,406	127,278
Short-term investments	122,259	33,737
Accounts receivable, net of allowances for credit losses of $2,019 and $1,298	54,880	69,594
Inventory	114,273	358,221
Loans held for sale	199,604	35,759
Prepaid expenses	34,506	22,948
Other current assets	8,690	7,524
Total current assets	776,458	1,246,064
Property and equipment, net	55,105	58,671
Right-of-use assets, net	42,032	54,200
Mortgage servicing rights, at fair value	36,261	—
Long-term investments	29,480	54,828
Goodwill	461,349	409,382
Intangible assets, net	162,272	185,929
Other assets, noncurrent	11,247	12,898
Total assets	$1,574,204	$2,021,972
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$11,819	$12,546
Accrued and other liabilities	109,743	118,122
Warehouse credit facilities	190,509	33,043
Secured revolving credit facility	—	199,781
Convertible senior notes, net	23,431	23,280
Lease liabilities	19,137	15,040
Total current liabilities	354,639	401,812
Lease liabilities, noncurrent	37,298	55,222
Convertible senior notes, net, noncurrent	1,078,157	1,214,017
Deferred tax liabilities	243	1,201
Total liabilities	1,470,337	1,672,252
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 and 40,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	39,914	39,868
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 109,696,178 and 106,308,767 shares issued and outstanding at December 31, 2022 and 2021, respectively	110	106
Additional paid-in capital	757,951	682,084
Accumulated other comprehensive loss	(801)	(174)
Accumulated deficit	(693,307)	(372,164)
Total stockholders’ equity	63,953	309,852
Total liabilities, mezzanine equity, and stockholders’ equity	$1,574,204	$2,021,972

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Service	$1,081,877	$1,042,112	$674,345
Product	1,202,565	880,653	211,748
Total revenue	2,284,442	1,922,765	886,093
Cost of revenue
Service	772,351	648,660	437,484
Product	1,226,038	870,285	216,499
Total cost of revenue	1,998,389	1,518,945	653,983
Gross profit	286,053	403,820	232,110
Operating expenses
Technology and development	196,250	156,718	84,297
Marketing	158,071	138,740	54,881
General and administrative	254,593	218,315	85,624
Restructuring and reorganization	40,469	—	6,516
Total operating expenses	649,383	513,773	231,318
(Loss) income from operations	(363,330)	(109,953)	792
Interest income	6,639	635	2,074
Interest expense	(17,745)	(11,762)	(19,495)
Income tax (expense) benefit	(126)	6,107	—
Gain on extinguishment of convertible senior notes	57,193	—	—
Other (expense) income, net	(3,774)	5,360	(1,898)
Net loss	$(321,143)	$(109,613)	$(18,527)
Dividends on convertible preferred stock	(1,560)	(7,269)	(4,454)
Net loss attributable to common stock—basic and diluted	$(322,703)	$(116,882)	$(22,981)
Net loss per share attributable to common stock—basic and diluted	$(2.99)	$(1.12)	$(0.23)
Weighted-average shares used to compute net loss per share attributable to common stock—basic and diluted	107,927,464	104,683,460	98,574,529

Net loss	$(321,143)	$(109,613)	$(18,527)
Other comprehensive income
Foreign currency translation adjustments	94	6	(3)
Unrealized gain on available-for-sale securities	533	379	172
Comprehensive loss	$(320,516)	$(109,228)	$(18,358)

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(321,143)	$(109,613)	$(18,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	64,907	46,906	14,564
Stock-based compensation	68,257	54,722	36,973
Amortization of debt discount and issuance costs	6,137	4,989	12,038
Non-cash lease expense	16,234	11,630	9,204
Impairment costs	1,136	—	2,063
Loss on conversions of convertible senior notes	—	—	4,634
Net loss (gain) on IRLCs, forward sales commitments, and loans held for sale	14,427	815	(1,921)
Change in fair value of mortgage servicing rights, net	(801)	—	—
Gain on extinguishment of convertible senior notes	(57,193)	—	—
Other	3,791	(4,227)	(349)
Change in assets and liabilities:
Accounts receivable, net	24,411	(7,149)	(35,496)
Inventory	243,948	(309,063)	25,432
Prepaid expenses and other assets	(5,904)	(12,248)	2,333
Accounts payable	(2,472)	3,059	2,086
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(46,454)	25,791	39,092
Lease liabilities	(18,452)	(13,268)	(11,312)
Origination of mortgage servicing rights	(3,140)	—	—
Proceeds from sale of mortgage servicing rights	1,662	—	—
Origination of loans held for sale	(3,949,442)	(986,982)	(677,310)
Proceeds from sale of loans originated as held for sale	4,000,582	993,070	657,763
Net cash provided by (used in) operating activities	40,491	(301,568)	61,267
Investing activities
Purchases of property and equipment	(21,531)	(27,492)	(14,686)
Purchases of investments	(182,466)	(146,274)	(198,172)
Sales of investments	17,545	98,687	7,887
Maturities of investments	99,455	106,773	147,852
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	(97,341)	(608,000)	—
Net cash used in investing activities	(184,338)	(576,306)	(57,119)
Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	—	39,801
Proceeds from the issuance of common stock, net of issuance costs	—	—	69,701
Proceeds from the issuance of common stock pursuant to employee equity plans	11,528	22,772	21,072
Tax payments related to net share settlements on restricted stock units	(7,498)	(27,066)	(16,852)
Borrowings from warehouse credit facilities	3,938,265	942,993	662,278
Repayments to warehouse credit facilities	(3,989,407)	(948,979)	(644,551)
Borrowings from secured revolving credit facility	565,334	624,828	89,619
Repayments to secured revolving credit facility	(765,114)	(448,996)	(70,115)
Cash paid for secured revolving credit facility issuance costs	(733)	(527)	(4)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	561,529	647,486
Purchases of capped calls related to convertible senior notes	—	(62,647)	—
Conversions of convertible senior notes	—	(2,159)	(108,061)
Principal payments under finance lease obligations	(855)	(796)	(221)
Repurchases of convertible senior notes	(83,614)	—	—
Other financing payables	—	(10,611)	4,074
Net cash (used in) provided by financing activities	(332,094)	650,341	694,227
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(94)	(6)	(3)
Net change in cash, cash equivalents, and restricted cash	(476,035)	(227,539)	698,372
Cash, cash equivalents, and restricted cash:
Beginning of period	718,281	945,820	247,448
End of period	$242,246	$718,281	$945,820

Supplemental disclosure of cash flow information
Cash paid for interest	$20,107	$7,592	$4,958
Non-cash transactions
Stock-based compensation capitalized in property and equipment	3,660	4,059	2,348
Property and equipment additions in accounts payable and accrued liabilities	99	659	1,682
Leasehold improvements paid directly by lessor	118	1,334	37
Issuance of common stock for repurchases and conversions of convertible senior notes	—	—	98,397

	As of December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$239,840	$591,003	$925,276
Restricted cash	2,406	127,278	20,544
Total cash, cash equivalents, and restricted cash	$242,246	$718,281	$945,820

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	93,001,597	$93	$583,097	$(251,786)	$42	$331,446
Issuance of convertible preferred stock, net	40,000	39,823	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock, net	—	—	4,484,305	4	69,697	—	—	69,701
Equity component of convertible senior notes, net	—	—	—	—	165,257	—	—	165,257
Issuance of common stock pursuant to employee stock purchase program	—	—	320,609	—	8,174	—	—	8,174
Issuance of common stock pursuant to exercise of stock options	—	—	2,011,938	2	12,703	—	—	12,705
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,490,506	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(439,131)	—	(16,852)	—	—	(16,852)
Issuance of common stock in connection with repurchase of convertible senior notes	—	—	2,056,180	2	(701)	—	—	(699)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	13,310	—	(138)	—	—	(138)
Stock-based compensation	—	—	—	—	39,321	—	—	39,321
Other comprehensive income	—	—	—	—	—	—	169	169
Net loss	—	—	—	—	—	(18,527)	—	(18,527)
Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	45	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	334,248	—	13,787	—	—	13,787
Issuance of common stock pursuant to exercise of stock options	—	—	1,709,324	2	8,978	—	—	8,980
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,559,425	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(458,152)	(1)	(27,066)	—	—	(27,067)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	40,768	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	58,781	—	—	58,781
Other comprehensive loss	—	—	—	—	—	—	(385)	(385)
Net loss	—	—	—	—	—	(109,613)	—	(109,613)
Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	46	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,170,106	1	6,464	—	—	6,465
Issuance of common stock pursuant to exercise of stock options	—	—	700,333	1	4,986	—	—	4,987
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,972,441	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(578,029)	—	(7,498)	—	—	(7,498)
Stock-based compensation	—	—	—	—	71,917	—	—	71,917
Other comprehensive loss	—	—	—	—	—	—	(627)	(627)
Net loss	—	—	—	—	—	(321,143)	—	(321,143)
Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements

Index to Notes
Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation was incorporated in October 2002 and is headquartered in Seattle, Washington. We operate an online real estate marketplace and provide real estate services, including assisting individuals in the purchase or sale of their home. We also provide title and settlement services and originate and sell mortgages. In addition, we use digital platforms to connect consumers with rental properties. We have operations located in multiple states across the United States and certain provinces in Canada.

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Certain amounts presented in the prior period consolidated statements of comprehensive loss have been reclassified to conform to the current period financial statement presentation. The change in classification does not affect previously reported total revenue or expenses in the consolidated statements of comprehensive loss.

Principles of Consolidation—The consolidated financial statements include the accounts of Redfin and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Certain Significant Risks and Business Uncertainties—We operate in the residential real estate industry and are a technology-focused company. Accordingly, we are affected by a variety of factors that could have a significant negative effect on our future financial position, results of operations, and cash flows. These factors include: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, the continued impact of COVID-19 on the residential real estate industry, negative factors disproportionately affecting markets where we derive most of our revenue, intense competition in the U.S. residential real estate industry, our inability to maintain or improve our technology offerings, our failure to obtain and provide comprehensive and accurate real estate listings, errors or inaccuracies in the business data that we rely on to make decisions, and our inability to attract homebuyers and home sellers to our website and mobile application.

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

Restricted Cash—Restricted cash primarily consists of cash that is specifically designated to repay borrowings under warehouse credit facilities and the secured revolving credit facility. We terminated the secured revolving credit facility on December 29, 2022.

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

Investments—We have investments in marketable securities that are available to support our operational needs, which are included in our consolidated balance sheets as short-term and long-term investments. Our short-term and long-term investments consist primarily of U.S. treasury securities, including inflation protected securities, and other federal or local government issued securities. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive (loss) income. Securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other securities are classified as long-term. We evaluate our available-for-sale debt securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve is charged against the fair value of an available-for-sale debt security when it is identified, with a credit loss charged against net earnings. We review factors to determine whether an expected credit loss exists based on credit quality indicators, such as the extent to which the fair value as of the reporting date is less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security, and any changes to the credit rating of the security by a rating agency. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

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

Index to Notes
Inventory—Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home by home basis. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. In determining net realizable value, we use judgment and estimates, including assessment of readily available market value indicators. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue and the value of the corresponding asset is reduced.

We classify inventory into three categories: homes for sale, homes not available for sale, and homes under improvement. Homes for sale represent homes that are currently listed on the market for sale and homes which we are under a contractual commitment to sell after the escrow period. Homes not available for sale are generally recently purchased homes that have been temporarily rented back to the prior owner and are not listed on the market for sale. The rental period is typically less than 30 days. Homes under improvement are homes that are in the process of being prepared to be listed for sale.

Variable Interest Entities—In connection with establishing a secured revolving credit facility to support the financing of homes that it purchases, RedfinNow formed a special purpose entity called RedfinNow Borrower, which is a wholly owned subsidiary of Redfin Corporation. We have determined that RedfinNow Borrower is a variable interest entity (“VIE”) and that we are the primary beneficiary of the variable interest in RedfinNow Borrower based on our power to direct the activities that most significantly impact the economic outcomes of the entity through our role in designing the entity and managing the homes purchased and sold by the entity. We have a potentially significant variable interest in the entity based upon our equity interest held in the VIE. As we have concluded that we are the primary beneficiary, we have included the accounts of the VIE in our consolidated financial statements. The lender of the secured revolving credit facility does not have recourse against the general credit of the primary beneficiary beyond the circumstances disclosed in Note 15. See Note 15 for a summary of the secured revolving credit facility, including outstanding borrowings associated with the VIE and related collateral. On November 7, 2022, we decided to wind-down RedfinNow and on December 29, 2022, we terminated our secured revolving credit facility.

Loans Held for Sale—Our mortgage segment originates residential mortgage loans. We have elected the fair value option for all loans held for sale and record these loans at fair value. Gains and losses from changes in fair value and direct loan origination fees and costs are recognized in net gain on loans held for sale. The fair value of loans held for sale is in excess of the contractual principal amounts by $2,650 and $660, respectively, as of December 31, 2022 and December 31, 2021. The mortgage loans we originate are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale primarily consist of single-family residential loans collateralized by the underlying home. Mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes for mortgage loans with similar characteristics. Interest income earned or expense incurred on loans held for sale is captured as a component of income from operations.

Other Current Assets—Other current assets consist primarily of miscellaneous non-trade receivables, interest receivable, and interest rate lock commitments from mortgage origination operations (see Derivative Instruments below).

Derivative Instruments—Our mortgage segment is party to interest rate lock commitments (“IRLCs“) with customers resulting from mortgage origination operations. IRLCs for single-family mortgage loans that we intend to sell are considered free-standing derivatives. All free-standing derivatives are required to be recorded on our consolidated balance sheets at fair value. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

Index to Notes
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

Index to Notes
We perform an impairment assessment of goodwill at our reporting unit level. To test for goodwill impairment, we have the option to perform a qualitative assessment of goodwill rather than completing the quantitative assessment. We consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, potential events affecting the reporting units, and changes in the fair value of our common stock. We must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude this is not the case, we do not need to perform any further assessment. Otherwise, we must perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We use a combination of discounted cash flow models and market data of comparable guideline companies to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use and adjusted for the specific size and risk profile of the reporting units.

The aggregate carrying value of goodwill was $461,349 and $409,382 at December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we performed a quantitative assessment and concluded that there was no impairment. See Note 9 for more information.

Other Assets, Noncurrent—Other assets consists primarily of leased building security deposits and the noncurrent portion of prepaid assets.

Leases—The extent of our lease commitments consists of operating leases for physical office locations with original terms ranging from one to 11 years. We have accounted for the portfolio of leases by disaggregation based on the nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the term of the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets, but rather lease expense is recognized on a straight-line basis over the term of the lease.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of our significant leases as of December 31, 2022 provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

We have evaluated the performance of existing leases in relation to our leasing strategy and have determined that most renewal options would not be reasonably certain to be exercised.

The right-of-use asset and related lease liability are determined based on the lease component of the consideration in each lease contract. We have evaluated our lease portfolio for appropriate allocation of the consideration in the lease contracts between lease and non-lease components based on standalone prices and determined the allocation per the contracts to be appropriate. A portion of the right-of-use assets and related lease liabilities on our consolidated balance sheets were classified as held for sale as of December 31, 2022, $413 and $352, respectively.

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

Index to Notes
Foreign Currency Translation—Our international operations generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are reported as a component of other comprehensive income and recorded in accumulated other comprehensive loss on our consolidated balance sheets.

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

When we repurchase a portion of our convertible senior notes, we will derecognize the liability, accelerate the amortization of debt issuance costs, and record on our consolidated statements of comprehensive loss a gain or loss on extinguishment dependent on the repurchase price. See Note 15 for information regarding repurchases for the year ended December 31, 2022.

Revenue Recognition—We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue.

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

Index to Notes
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

Index to Notes
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

Cost of Revenue—Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, home costs related to our properties segment, customer fulfillment costs related to our rentals segment, office and occupancy expenses, interest expense on our mortgage related warehouse facilities, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

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

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs and advertising production costs are included in marketing expenses. The following table summarizes total advertising and advertising production costs for the periods listed:

	Year Ended December 31,
	2022	2021	2020
Advertising costs	$133,593	$119,278	$42,919
Advertising production costs	3,425	2,303	256

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

In valuing stock options and shares forecasted to be issued pursuant to our ESPP, we make assumptions about expected life, stock price volatility, risk-free interest rates, and expected dividends.

Expected Life—The expected term was estimated using the simplified method allowed under guidance from the SEC as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

Index to Notes

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

Lease Impairment—During the year ended December 31, 2022 we recognized impairment losses of $1,136 due to subleasing two of our operating leases.

Recently Adopted Accounting Pronouncements—None applicable.

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

Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $2,437 for the year ended December 31, 2022. These costs were expensed as incurred and recorded in general and administrative costs in our consolidated statements of comprehensive loss.

Identifiable Intangible Assets—The following table provides the fair values of the Bay Equity intangible assets, along with their estimated useful lives:

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

Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the years ended December 31, 2022 and 2021. The pro forma financial information combines our results of operations with that of Bay Equity as though the companies had been combined as of January 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Bay Equity acquisition had taken place at such time. The pro forma financial information presented below includes adjustments for depreciation and amortization, restructuring costs, and transaction costs:

	Year Ended December 31,
	2022	2021
Revenue	$2,340,310	$2,286,570
Net loss	(316,933)	(57,883)

Index to Notes
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

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from the sale of homes, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, properties revenue, rentals revenue, mortgage revenue, and other revenue.

Information on each of our reportable and other segments and reconciliation to consolidated net loss is presented in the tables below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. We allocated indirect costs to each segment based on a reasonable allocation methodology, when such costs are significant to the performance measures of the segments.

	Year Ended December 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$787,076	$1,202,651	$155,910	$132,904	$23,684	$(17,783)	$2,284,442
Cost of revenue	608,027	1,225,717	33,416	126,552	22,460	(17,783)	1,998,389
Gross profit	179,049	(23,066)	122,494	6,352	1,224	—	286,053
Operating expenses
Technology and development	105,196	17,326	59,899	6,034	3,591	4,204	196,250
Marketing	98,673	2,762	51,064	4,889	199	484	158,071
General and administrative	88,171	11,203	92,728	25,680	3,307	33,504	254,593
Restructuring and reorganization	—	—	—	—	—	40,469	40,469
Total operating expenses	292,040	31,291	203,691	36,603	7,097	78,661	649,383
Loss from operations	(112,991)	(54,357)	(81,197)	(30,251)	(5,873)	(78,661)	(363,330)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(123)	(7,607)	1,389	(114)	140	48,502	42,187
Net loss	$(113,114)	$(61,964)	$(79,808)	$(30,365)	$(5,733)	$(30,159)	$(321,143)

Index to Notes

	Year Ended December 31, 2021
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$903,334	$880,653	$121,877	$19,818	$13,609	$(16,526)	$1,922,765
Cost of revenue	603,320	870,052	21,739	26,096	14,264	(16,526)	1,518,945
Gross profit	300,014	10,601	100,138	(6,278)	(655)	—	403,820
Operating expenses
Technology and development	81,588	13,237	41,492	10,396	2,528	7,477	156,718
Marketing	98,746	1,889	36,174	561	209	1,161	138,740
General and administrative	84,655	9,593	71,943	8,306	2,288	41,530	218,315
Restructuring and reorganization	—	—	—	—	—	—	—
Total operating expenses	264,989	24,719	149,609	19,263	5,025	50,168	513,773
Loss from operations	35,025	(14,118)	(49,471)	(25,541)	(5,680)	(50,168)	(109,953)
Interest income, interest expense, income tax benefit, and other expense, net	(87)	(4,261)	3,301	3	2	1,382	340
Net income (loss)	$34,938	$(18,379)	$(46,170)	$(25,538)	$(5,678)	$(48,786)	$(109,613)

	Year Ended December 31, 2020
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$651,208	$209,686	$—	$15,835	$12,377	$(3,013)	$886,093
Cost of revenue	417,140	214,382	—	15,627	9,847	(3,013)	653,983
Gross profit	234,068	(4,696)	—	208	2,530	—	232,110
Operating expenses
Technology and development	66,389	5,986	—	5,914	1,288	4,720	84,297
Marketing	53,399	536	—	267	88	591	54,881
General and administrative	54,538	2,810	—	1,665	764	25,847	85,624
Restructuring and reorganization	—	—	—	—	—	6,516	6,516
Total operating expenses	174,326	9,332	—	7,846	2,140	37,674	231,318
Loss from operations	59,742	(14,028)	—	(7,638)	390	(37,674)	792
Interest income, interest expense, and other expense, net	—	(1,018)	—	73	30	(18,404)	(19,319)
Net income (loss)	$59,742	$(15,046)	$—	$(7,565)	$420	$(56,078)	$(18,527)

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

	December 31,
Notional Amounts	2022	2021
Forward sales commitments	$301,548	$70,550
IRLCs	210,787	67,485

The locations and amounts of gains (losses) recognized in revenue related to our derivatives are as follows:

		Year Ended December 31,
Instrument	Classification	2022	2021	2020
Forward sales commitments	Service revenue	$(11,336)	$518	$(184)
IRLCs	Service revenue	(4,184)	(641)	1,342

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected on our consolidated balance sheets, is set forth below:

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$186,410	$186,410	$—	$—
Total cash equivalents	186,410	186,410	—	—
Short-term investments
U.S. treasury securities	96,925	96,925	—	—
Agency bonds	25,334	25,334	—	—
Total short-term investments	122,259	122,259	—	—
Loans held for sale	199,604	—	199,604	—
Other current assets
Forward sales commitments	1,669	—	1,669	—
IRLCs	2,338	—	—	2,338
Total other current assets	4,007	—	1,669	2,338
Mortgage servicing rights, at fair value	36,261	—	—	36,261
Long-term investments
U.S. treasury securities	29,480	29,480	—	—
Total assets	$578,021	$338,149	$201,273	$38,599
Liabilities
Accrued and other liabilities
Forward sales commitments	$1,873	$—	$1,873	$—
IRLCs	1,041	—	—	1,041
Total liabilities	$2,914	$—	$1,873	$1,041

Index to Notes

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$509,971	$509,971	$—	$—
Total cash equivalents	509,971	509,971	—	—
Short-term investments
U.S. treasury securities	16,718	16,718	—	—
Agency bonds	11,906	11,906	—	—
Equity securities	5,113	5,113	—	—
Loans held for sale	35,759	—	35,759	—
Prepaid expenses and other current assets
Forward sales commitments	138	—	138	—
IRLCs	1,191	—	—	1,191
Total prepaid expenses and other current assets	1,329	—	138	1,191
Long-term investments
U.S. treasury securities	54,828	54,828	—	—
Total assets	$635,624	$598,536	$35,897	$1,191
Liabilities
Accrued and other liabilities
Forward sales commitments	$93	$—	$93	$—
IRLCs	60	—	—	60
Total liabilities	$153	$—	$93	$60

There were no transfers into or out of Level 3 financial instruments during the years ended December 31, 2022 and 2021.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

		December 31, 2022		December 31, 2021
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	62.0% - 100.0%	91.0%	71.1%	71.1%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 14.4%	6.6%	N/A	N/A
Default rates	Discounted cash flow	0.0% - 0.5%	0.1%	N/A	N/A
Discount rate	Discounted cash flow	9.5% - 12.4%	9.6%	N/A	N/A

The following is a summary of changes in the fair value of IRLCs:

	Year Ended December 31,
	2022	2021	2020
Balance, net—beginning of period	$1,131	$1,771	$438
IRLCs acquired in business combination	4,326	—	—
Issuances of IRLCs	51,453	18,415	18,090
Settlements of IRLCs	(54,784)	(18,827)	(16,986)
Fair value changes recognized in earnings	(829)	(228)	229
Balance, net—end of period	$1,297	$1,131	$1,771

Index to Notes
The following is a summary of changes in the fair value of MSRs:

	Year Ended December 31,
	2022	2021	2020
Balance—beginning of period	$—	$—	$—
MSRs acquired in business combination	33,982	—	—
MSRs originated	3,140	—	—
MSRs sales	(1,662)	—	—
Fair value changes recognized in earnings	801	—	—
Balance, net—end of period	$36,261	$—	$—

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	December 31, 2022		December 31, 2021
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,431	$22,147	$23,280	$34,487
2025 notes	512,683	309,292	650,783	593,366
2027 notes	565,474	267,398	563,234	467,814

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $518,728, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period, and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. Based on the closing price of our common stock of $4.24 on December 31, 2022, the if-converted value of all three convertible notes were less than the principal amounts. See Note 15 for additional details on our convertible senior notes.

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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	December 31, 2022
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$53,430	$—	$—	$53,430	$53,430	$—	$—
Money markets funds	Level 1	186,410	—	—	186,410	186,410	—	—
Restricted cash	N/A	2,406	—	—	2,406	2,406	—	—
U.S. treasury securities	Level 1	127,130	28	(753)	126,405	—	96,925	29,480
Agency bonds	Level 1	25,339	—	(5)	25,334	—	25,334	—
Total		$394,715	$28	$(758)	$393,985	$242,246	$122,259	$29,480

Index to Notes

	December 31, 2021
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$81,032	$—	$—	$81,032	$81,032	$—	$—
Money markets funds	Level 1	509,971	—	—	509,971	509,971	—	—
Restricted cash	N/A	127,278	—	—	127,278	127,278	—	—
U.S. treasury securities	Level 1	71,749	1	(204)	71,546	—	16,718	54,828
Agency bonds	Level 1	11,900	6	—	11,906	—	11,906	—
Equity securities	Level 1	500	4,613	—	5,113	—	5,113	—
Total		$802,430	$4,620	$(204)	$806,846	$718,281	$33,737	$54,828

As of December 31, 2022 and 2021, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $77,277 and $54,671, with aggregate unrealized losses of $758 and $204, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. In addition, as of December 31, 2022 and 2021, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of our amortized cost basis. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of December 31, 2022 and 2021, we had accrued interest of $576 and $86, respectively, on our available-for-sale investments, for which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 5: Inventory

The components of inventory were as follows:

	December 31,
	2022	2021
Finished goods
Homes for sale	$97,636	$119,410
Work in progress
Homes not available for sale	2,467	16,377
Homes under improvement	14,170	222,434
Inventory	$114,273	$358,221

Inventory costs include direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of December 31, 2022 and 2021, lower of cost or net realizable value write-downs were $8,404 and $2,364, respectively. These write-downs are included within the changes in inventory in net cash provided by (used in) operating activities in our consolidated statements of cash flows.

The following table summarizes our inventory activities:

	December 31,
	2022	2021
Number of homes purchased	1,569	2,021
Inventory value of homes purchased	$806,269	$1,034,916
Number of homes sold	2,044	1,450
Inventory value of homes sold	$1,033,866	$738,809

Index to Notes
Note 6: Property and Equipment

The components of property and equipment were as follows:

		December 31,
	Useful Lives (years)	2022	2021
Leasehold improvements	Shorter of lease term or economic life	$32,285	$33,455
Website and software development costs	2 - 3	62,963	50,439
Computer and office equipment	3 - 5	20,036	14,216
Software	3	1,871	1,871
Furniture	7	7,911	8,091
Property and equipment, gross		125,066	108,072
Accumulated depreciation and amortization		(76,788)	(59,766)
Construction in progress		6,827	10,365
Property and equipment, net		$55,105	$58,671

The following table summarizes depreciation and amortization and capitalized software development costs:

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization for property and equipment	$26,740	$20,047	$14,076
Capitalized software development costs, including stock-based compensation	19,906	19,175	11,414

Note 7: Leases

The components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$13,144	$9,437
Operating lease cost(1)	Operating expenses	8,223	6,123
Total operating lease cost		$21,367	$15,560
Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$788	$492
Interest on lease liabilities	Cost of revenue	94	73
Total finance lease cost		$882	$565
(1) Includes lease expense with initial terms of 12 months or less of $3,599 and $1,464 for the years ended December 31, 2022 and 2021.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2023	$20,525	$658	$2,602	$23,785
2024	14,799	278	491	15,568
2025	10,649	164	434	11,247
2026	8,619	35	159	8,813
2027	4,620	—	116	4,736
Thereafter	678	—	40	718
Total lease payments	$59,890	$1,135	$3,842	$64,867
Less: Interest(1)	4,537	53
Present value of lease liabilities	$55,353	$1,082
(1) Includes interest on operating leases of $1,996 and financing leases of $31 due within the next 12 months.

Index to Notes

	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining operating lease term (years)	3.6	4.8
Weighted-average remaining finance lease term (years)	2.7	3.2
Weighted-average discount rate for operating leases	4.5%	4.4%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Year Ended December 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$21,504	$16,421
Operating cash outflows from finance leases	100	83
Financing cash outflows from finance leases	612	347
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$132	$7,677
Finance leases	234	1,333

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

Commitments

Purchase Commitments—Purchase commitments primarily relate to network infrastructure for our data operations. Future payments due under these agreements as of December 31, 2022 are as follows:

Purchase Commitments
2023	$38,322
2024	33,075
2025	31,762
2026	31,360
2027	16,860
Thereafter	—
Total future minimum payments	$151,379

Other Commitments—Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of December 31, 2022, we held $17,649 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Index to Notes
Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		December 31, 2022			December 31, 2021
	Weighted-Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(14,856)	$67,834	$71,040	$(6,004)	$65,036
Developed technology	3.3	66,340	(38,465)	27,875	63,480	(17,285)	46,195
Customer relationship	10	81,360	(14,797)	66,563	81,360	(6,662)	74,698
		$230,390	$(68,118)	$162,272	$215,880	$(29,951)	$185,929

Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives to a split between general and administrative and cost of revenue for customer relationships and trade names; and developed technology intangible assets are split between general and administrative expense, cost of revenue, and technology and development expense in our consolidated statements of comprehensive loss. Amortization expense amounted to $38,167 and $26,901 for the years ended December 31, 2022 and 2021, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of December 31, 2022:

2023	$38,988
2024	23,741
2025	17,618
2026	17,380
2027	15,633
Thereafter	48,912
Estimated remaining amortization expense	$162,272

Goodwill—The carrying amounts of goodwill by reportable segment were as follows:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of December 31, 2021	$250,231	$159,151	$—	$409,382
Goodwill resulting from acquisition	—	—	51,967	51,967
Balance as of December 31, 2022	$250,231	$159,151	$51,967	$461,349

For the year ended December 31, 2022, we performed a quantitative assessment and concluded there was no impairment since it was not more likely than not that the fair value of any of our reporting units was less than its carrying value. We did not recognize any goodwill impairment charges during the years ended December 31, 2022 or 2021.

Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	December 31,
	2022	2021
Accrued compensation and benefits	$76,539	$78,437
Miscellaneous accrued and other liabilities	27,543	25,217
Payroll tax liability deferred by the CARES Act	—	7,760
Customer contract liabilities	5,661	6,708
Total accrued and other liabilities	$109,743	$118,122

Index to Notes
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

As of December 31, 2022, the carrying value of our convertible preferred stock, net of issuance costs, is $39,914, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on January 3, 2023. These shares are included in basic and diluted net loss per share attributable to common stock, as described in Note 13. As of December 31, 2022, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of December 31, 2022 and 2021, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of December 31, 2022 and 2021, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	December 31,
	2022	2021
Stock options issued and outstanding	3,282,789	4,019,011
Restricted stock units outstanding	15,731,632	4,617,425
Shares available for future equity grants	7,951,616	15,205,854
Total shares reserved for future issuance	26,966,037	23,842,290

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

Index to Notes
We have reserved shares of common stock for future issuance under our ESPP as follows:

	December 31,
	2022	2021
Shares available for issuance at beginning of period	5,865,467	4,039,667
Shares issued during the period	(1,170,106)	(334,248)
Total shares available for issuance at end of period	4,695,361	3,705,419

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to our ESPP are as follows:

	For the Offering Period beginning July 1, 2022	For the Offering Period beginning January 1, 2022
Expected life	0.5 years	0.5 years
Volatility	95.48%	53.94%
Risk-free interest rate	2.52%	0.22%
Dividend yield	—%	—%
Weighted-average grant date fair value	$3.35	$11.52

Stock Options—Option activity for the year ended December 31, 2022 was as follows:

	Number Of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,019,011	$8.02	3.73	$122,038
PSOs earned(1)	150,000	27.50
Options exercised	(700,333)	6.94
Options expired	(185,889)	8.89
Outstanding at December 31, 2022	3,282,789	$9.10	2.90	$1,145
Options exercisable at December 31, 2022	3,282,789	$9.10	2.90	$1,145
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

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of December 31, 2022. We did not recognize any option-related expense during the year ended December 31, 2022. With respect to our PSOs, we had previously expensed the PSOs based on their maximum achievement level. During the first quarter of 2022, our board of directors certified our maximum achievement of the PSOs.

The fair value of stock options vested and the intrinsic value of stock options exercised are as follows:

	Year Ended December 31,
	2022	2021	2020
Fair value of options vested	$484	$793	$2,228
Intrinsic value of options exercised	5,588	90,920	55,822

Index to Notes
Restricted Stock Units—Restricted stock unit activity for the year ended December 31, 2022 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	4,617,425	$37.13
Granted	16,408,296	8.54
Vested	(1,972,441)	30.43
Forfeited or canceled	(3,321,648)	21.13
Outstanding or deferred at December 31, 2022(1)	15,731,632	$11.53
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of December 31, 2022 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in the basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of December 31, 2022, there was $147,928 of total unrecognized stock-based compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.65 years.

As of December 31, 2022, there were 1,593,465 restricted stock units subject to performance and market conditions ("PSUs") outstanding at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSUs' related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions will be recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Year Ended December 31,
	2022	2021	2020
Expense associated with the current period	$5,341	$6,314	$2,664
Expense due to reassessment of achievement related to prior periods	(267)	—	190
Total expense	$5,074	$6,314	$2,854

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$15,950	$13,614	$8,844
Technology and development(1)	29,608	23,275	16,564
Marketing	4,093	2,350	1,569
General and administrative	18,606	15,483	9,996
Total stock-based compensation	$68,257	$54,722	$36,973
(1) Net of $3,660, $4,059 and $2,348 of stock-based compensation expense capitalized for internally developed software for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(321,143)	$(109,613)	$(18,527)
Dividends on convertible preferred stock	(1,560)	(7,269)	(4,454)
Net loss attributable to common stock—basic and diluted	$(322,703)	$(116,882)	$(22,981)

Denominator:
Weighted-average shares—basic and diluted(1)	107,927,464	104,683,460	98,574,529
Net loss per share attributable to common stock—basic and diluted	$(2.99)	$(1.12)	$(0.23)
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

	Year Ended December 31,
	2022	2021	2020
2023 notes as if converted	769,623	769,623	838,821
2025 notes as if converted	7,154,297	9,119,960	9,119,960
2027 notes as if converted	6,147,900	6,147,900	—
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000
Stock options outstanding(1)	3,282,789	4,019,011	5,733,738
Restricted stock units outstanding(1)(2)	15,710,223	4,589,696	4,443,315
Total	35,104,832	26,686,190	22,175,834
(1) Excludes 1,593,465 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs.
(2) Excludes 21,409 restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors as of December 31, 2022.

Index to Notes
Note 14: Income Taxes

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented:

	December 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforwards	$164,242	$143,917
Business interest limitation carryforwards	34,445	35,234
Tax credit carryforwards	23,240	18,828
Lease liabilities	15,019	17,396
Capitalized research and development costs	32,216	—
Other	30,719	23,152
Gross deferred income tax assets	299,881	238,527
Valuation allowance	(245,212)	(176,872)
Total deferred income tax assets, net of valuation allowance	54,669	61,655
Deferred income tax liabilities
Intangible assets	(40,069)	(48,250)
Right-of-use assets	(11,225)	(13,465)
Other	(3,618)	(1,141)
Total deferred income tax liabilities	(54,912)	(62,856)
Net deferred income tax assets and liabilities	$(243)	$(1,201)

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

The following table represents our net operating loss ("NOL") carryforwards as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Federal	$651,498	$611,296
Various states	34,718	18,777
Foreign	5,255	3,213

Federal NOL carryforwards are available to offset federal taxable income with NOL carryforwards of $413,145 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period, and the remainder expiring between 2023 and 2037. State NOL carryforwards are available to offset future taxable income and begin to expire in 2023. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Foreign NOL carryforward periods for foreign federal and provincial jurisdictions are generally 20 years and will begin to expire in 2039.

Net research and development credit carryforwards of $23,240 and $18,828 are available as of December 31, 2022 and 2021, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $145,296 and $149,710 are available as of December 31, 2022 and 2021, respectively, to offset future U.S. federal taxable over an indefinite period.

Index to Notes
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL, and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with the acquisition of Rent., Rent. experienced an ownership change that triggered Section 382. As of September 30, 2021, Rent. completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in our ability to fully utilize Rent.’s pre-change NOLs.

The components of loss before benefit for income taxes for the years ended December 31, 2022, 2021, and 2020 were $(318,216), $(114,262), and $(17,582), for federal purposes, respectively, and $(2,801), $(1,458), and $(945), for foreign purposes, respectively.

The following table is a reconciliation of the U.S. federal income tax at statutory rate to our effective income tax rate:

	December 31,
	2022	2021	2020
U.S. federal income tax at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	4.89	9.06	25.23
Stock-based compensation	(2.53)	14.88	69.14
Permanent differences	(0.14)	(0.12)	(1.03)
Federal research and development credit	1.38	5.41	20.42
Change in valuation allowance	(21.29)	(41.89)	(132.88)
Other	0.20	(1.62)	1.32
Acquisition costs	(0.01)	(1.44)	—
Extinguishment of convertible notes	—	—	(3.20)
Expiration of tax attribute carryforwards	(3.53)	—	—
Effective income tax rate	(0.03)%	5.28%	—%

We recorded an income tax expense of $126 for the year ended December 31, 2022, which in part consists of current state income tax expense recorded for the year ended December 31, 2022. Our current state income tax expense was partially offset with a deferred income tax benefit generated by the reduction to a deferred tax liability created through our April 2, 2021 acquisition of Rent.. We recorded an income tax benefit of $6,107 for the year ended December 31, 2021, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of Rent. and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our deferred income tax benefit was partially offset by current state income tax expense recorded for the year ended December 31, 2021. We did not record any tax benefit for the year ended December 31, 2020.

The difference between the U.S. federal income tax at statutory rate of 21% for the years ended December 31, 2022, 2021, and 2020, and our effective tax rate in all periods is primarily due to a full valuation allowance related to our U.S. deferred tax assets and the impact of U.S. states where we incur current income tax expense.

The following table summarizes the components of our income tax benefit for the periods presented:

	December 31,
	2022	2021	2020
Current income tax expense:
U.S. - State	$1,084	$1,215	$—
Total current income tax expense	1,084	1,215	—
Deferred income tax benefit:
U.S. - Federal	97	—	—
U.S. - State	(1,055)	(7,322)	—
Total deferred income tax benefit	(958)	(7,322)	—
Total income tax benefit	$126	$(6,107)	$—

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

The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
	2022	2021	2020
Unrecognized benefit—beginning of year	$4,692	$3,105	$2,159
Gross (decreases) increases—prior year tax positions	(210)	32	—
Gross increases—current year tax positions	1,327	1,555	946
Unrecognized benefit—end of year	$5,809	$4,692	$3,105

All of the unrecognized tax benefits as of December 31, 2022 and 2021 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $5,809 and $4,692 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for each year ended December 31, 2022 and 2021 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2022.

Our material income tax jurisdictions are the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal and foreign purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Note 15: Debt

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, our mortgage segment utilizes warehouse credit facilities that are classified as current liabilities on our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan, and rights and income related to the loans. The following table summarizes borrowings under these facilities as of the periods presented:

	December 31, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Western Alliance Bank	N/A	N/A	N/A	$50,000	$17,089	3.00%
Texas Capital Bank, N.A.	N/A	N/A	N/A	40,000	11,852	3.01
Flagstar Bank, FSB	N/A	N/A	N/A	25,000	4,102	3.00
City National Bank	75,000	27,288	5.89%	N/A	N/A	N/A
Comerica Bank	75,000	26,526	6.36%	N/A	N/A	N/A
Origin Bank	75,000	23,739	5.98%	N/A	N/A	N/A
M&T Bank	50,000	19,126	6.45%	N/A	N/A	N/A
Prosperity Bank	100,000	35,856	6.18%	N/A	N/A	N/A
Republic Bank & Trust Company	75,000	26,636	5.81%	N/A	N/A	N/A
Wells Fargo Bank, N.A.	100,000	31,338	6.41%	N/A	N/A	N/A
Total	$550,000	$190,509		$115,000	$33,043

Index to Notes
Secured Revolving Credit Facility—To provide capital for the homes that it purchases, RedfinNow, through a special purpose entity called RedfinNow Borrower, entered into a secured revolving credit facility with Goldman Sachs Bank, N.A. ("Goldman Sachs"). Borrowings under the facility were secured by RedfinNow Borrower's assets, including the financed homes, as well as the equity interests in RedfinNow Borrower. The following table summarizes borrowings under this facility as of the period presented:

	December 31, 2022			December 31, 2021
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Goldman Sachs Bank USA	$—	$—	—%	$200,000	$199,781	3.30%

We terminated the facility on December 29, 2022 after repaying all borrowings and accrued interest. Prior to this termination, Goldman Sachs was permitted to, at its sole option, finance a portion of RedfinNow Borrower's acquisition costs of qualified homes that had been purchased. The portion financed was based, in part, on how long the qualifying home had been owned by a Redfin entity. Beginning on January 1, 2022, all outstanding borrowings generally bore interest at a rate equal to (i) the USD-SOFR-Compound rate plus (ii) 11.448 basis points (subject to a floor of 0.30%) plus (iii) 3.00%. Outstanding borrowings before January 1, 2022 generally bore interest at a rate of one-month LIBOR (subject to a floor of 0.30%) plus 3.00%.

As of December 31, 2022 and 2021, RedfinNow Borrower had $214,707 and $567,128 of total assets, respectively, of which $113,684 and $337,630 related to inventory, and $98,781 and $101,064 in cash and cash equivalents, respectively.

The following table summarizes the debt issuance costs amortized and interest expense recognized in relation to our RedfinNow Borrower facility:

	Year Ended December 31,
	2022	2021	2020
Debt issuance costs	$996	$324	$619
Interest expense	7,863	3,946	643

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended December 31, 2022.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the quarter ended December 31, 2022, we repurchased and retired approximately $142,522 in aggregate principal amount of our 2025 notes at a price of $83,614 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $57,193 in the year ended December 31, 2022.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

Index to Notes
The components of the convertible senior notes are as follows:

	December 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$81	$23,431
2025 notes	518,728	—	6,045	512,683
2027 notes	575,000	—	9,526	565,474

	December 31, 2021
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$232	$23,280
2025 notes	661,250	—	10,467	650,783
2027 notes	575,000	—	11,766	563,234

	Year End December 31,
	2022	2021	2020
2023 notes
Contractual interest expense	$411	$413	$2,113
Amortization of debt discount	—	—	4,735
Amortization of debt issuance costs	150	189	623
Total interest expense	$561	$602	$7,471

2025 notes
Contractual interest expense	—	—	—
Amortization of debt discount	—	—	5,693
Amortization of debt issuance costs	2,706	2,760	346
Total interest expense	$2,706	$2,760	$6,039

2027 notes
Contractual interest expense	2,875	2,187	—
Amortization of debt discount	—	—	—
Amortization of debt issuance costs	2,240	1,705	—
Total interest expense	$5,115	$3,892	$—

Total
Contractual interest expense	3,286	2,600	2,113
Amortization of debt discount	—	—	10,428
Amortization of debt issuance costs	5,096	4,654	969
Total interest expense	$8,382	$7,254	$13,510

Index to Notes
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

As permitted by SEC guidance, our management has excluded from its evaluation of the effectiveness of our internal control over financial reporting the internal control over financial reporting of Bay Equity, which we acquired on April 1, 2022. Bay Equity constituted 29.6% of our total assets (after excluding goodwill and intangible assets which were integrated with our systems and control environment), 5.7% of our revenues, and 5.4% of our net loss, of the consolidated financial statement amounts as of and for the year ended December 31, 2022.

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders by April 30, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders by April 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders by April 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders by April 30, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders by April 30, 2023.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filing	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of January 10, 2022, by and among Redfin Corporation, Ruby Merger Sub LLC, BE Holdco, LLC, and Brett McGovern	8-K	2.1	Jan. 11, 2022
3.1	Restated Certificate of Incorporation	10-Q	3.1	Aug. 4, 2022
3.2	Restated Bylaws	8-K	3.1	Jan. 26, 2022
3.3	Amended and Restated Certificate of Designation, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	June 15, 2020
4.1	Form of Common Stock Certificate	S-1/A	4.1	July 26, 2017
4.2	Description of Common Stock	10-K	4.2	Feb. 17, 2022
4.3	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	July 23, 2018
4.4	Form of Convertible Senior Note due 2023 (contained in exhibit 4.3)	8-K	4.1	July 23, 2018
4.5	Indenture, dated as of October 20, 2020 between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	Oct. 20, 2020
4.6	Form of Convertible Senior Note due 2025 (contained in exhibit 4.5)	8-K	4.1	Oct. 20, 2020
4.7	Indenture, dated as of March 25, 2021, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	March 25, 2021
4.8	Form of Convertible Senior Note due 2027 (contained in exhibit 4.7)	8-K	4.2	March 25, 2021
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	10.3	Feb. 22, 2018
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)	10-Q	10.1	May 8, 2019
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (June 2018)	8-K	10.1	June 6, 2018
10.5	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	10.1	June 6, 2019
10.6	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)	10-Q	10.2	Aug. 1, 2019
10.7	Form of Indemnification Agreement	S-1/A	10.1	July 17, 2017
10.8	Form of Change in Control Severance Agreement	10-Q	10.1	Nov. 5, 2020
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	10.4	June 30, 2017
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	10.5	June 30, 2017
10.11	Amended and Restated Offer Letter by and between Redfin Corporation and Anthony Kappus, dated February 9, 2022	10-K	10.11	Feb. 17, 2022
10.12	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	10.6	Feb. 22, 2018
10.13	Offer Letter by and between Redfin Corporation and Anna Stevens, dated June 3, 2022	10-Q	10.1	Nov. 9, 2022
10.14	Offer Letter by and between Redfin Corporation and Christian Taubman, dated October 13, 2019	10-K	10.13	Feb. 12, 2020
10.15	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017	10-K	10.10	Feb. 14, 2019
10.16	Form of Registration Rights Agreement by and among Redfin Corporation, Brett McGovern, as the member representative, and each member party thereto	8-K	10.1	Jan. 11, 2022
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in "Signatures")				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive Data Files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 16, 2023	By	/s/ Glenn Kelman
(Date)		Glenn Kelman Chief Executive Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Chris Nielsen

/s/ David Lissy	Chairman of the Board of Directors	February 16, 2023
David Lissy

/s/ Robert Bass	Director	February 16, 2023
Robert Bass

/s/ Julie Bornstein	Director	February 16, 2023
Julie Bornstein

/s/ Kerry Chandler	Director	February 16, 2023
Kerry Chandler

/s/ Austin Ligon	Director	February 16, 2023
Austin Ligon

/s/ Brad Singer	Director	February 16, 2023
Brad Singer

/s/ James Slavet	Director	February 16, 2023
James Slavet

/s/ Selina Tobaccowala	Director	February 16, 2023
Selina Tobaccowala