Form 10-Q
period 2023-03-31
Redfin Corp
filed 2023-05-04
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

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

The registrant had 110,805,182 shares of common stock outstanding as of May 1, 2023.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, and (ii) each warehouse credit facility, the terms "we," "us," and "our" refer to Redfin Mortgage, LLC or Bay Equity LLC, as the context dictates.

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2022, as supplemented by Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$149,940	$239,840
Restricted cash	2,416	2,406
Short-term investments	140,531	122,259
Accounts receivable, net of allowances for credit losses of $2,277 and $2,019	48,142	54,880
Inventory	10,685	114,273
Loans held for sale	192,622	199,604
Prepaid expenses	33,784	34,506
Other current assets	14,918	8,690
Total current assets	593,038	776,458
Property and equipment, net	52,551	55,105
Right-of-use assets, net	38,932	42,032
Mortgage servicing rights, at fair value	35,061	36,261
Long-term investments	9,572	29,480
Goodwill	461,349	461,349
Intangible assets, net	152,525	162,272
Other assets, noncurrent	11,413	11,247
Total assets	$1,354,441	$1,574,204
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$10,154	$11,819
Accrued and other liabilities	92,275	109,743
Warehouse credit facilities	185,283	190,509
Convertible senior notes, net	23,468	23,431
Lease liabilities	18,015	19,137
Total current liabilities	329,195	354,639
Lease liabilities, noncurrent	35,757	37,298
Convertible senior notes, net, noncurrent	928,651	1,078,157
Deferred tax liabilities	249	243
Total liabilities	1,293,852	1,470,337
Commitments and contingencies (Note 8)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	39,925	39,914
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 110,526,884 and 109,696,178 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	110	110
Additional paid-in capital	775,094	757,951
Accumulated other comprehensive loss	(435)	(801)
Accumulated deficit	(754,105)	(693,307)
Total stockholders’ equity	20,664	63,953
Total liabilities, mezzanine equity, and stockholders’ equity	$1,354,441	$1,574,204

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Service	$212,934	$217,593
Product	112,727	379,753
Total revenue	325,661	597,346
Cost of revenue
Service	154,796	165,809
Product	114,658	358,999
Total cost of revenue	269,454	524,808
Gross profit	56,207	72,538
Operating expenses
Technology and development	48,192	49,640
Marketing	40,908	43,342
General and administrative	69,962	58,966
Restructuring and reorganization	1,053	5,710
Total operating expenses	160,115	157,658
Loss from operations	(103,908)	(85,120)
Interest income	3,406	220
Interest expense	(1,922)	(3,861)
Income tax expense	(410)	(134)
Gain on extinguishment of convertible senior notes	42,270	—
Other expense, net	(234)	(1,911)
Net loss	$(60,798)	$(90,806)
Dividends on convertible preferred stock	(226)	(793)
Net loss attributable to common stock—basic and diluted	$(61,024)	$(91,599)
Net loss per share attributable to common stock—basic and diluted	$(0.55)	$(0.86)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	110,103,598	106,664,140

Net loss	$(60,798)	$(90,806)
Other comprehensive (loss) income
Foreign currency translation adjustments	58	4
Unrealized (loss) gain on available-for-sale debt securities	(424)	561
Comprehensive loss	$(61,164)	$(90,241)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(60,798)	$(90,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,013	14,813
Stock-based compensation	19,028	16,788
Amortization of debt discount and issuance costs	1,087	1,440
Non-cash lease expense	4,816	3,169
Impairment costs	113	—
Net (gain) loss on IRLCs, forward sales commitments, and loans held for sale	(8,326)	60
Change in fair value of mortgage servicing rights, net	1,208	—
Gain on extinguishment of convertible senior notes	(42,270)	—
Other	(1,174)	2,290
Change in assets and liabilities:
Accounts receivable, net	6,738	17,312
Inventory	103,588	112,734
Prepaid expenses and other assets	1,110	(1,982)
Accounts payable	(1,675)	9,876
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(16,813)	(14,442)
Lease liabilities	(4,619)	(3,642)
Origination of mortgage servicing rights	(347)	—
Proceeds from sale of mortgage servicing rights	339	—
Origination of loans held for sale	(854,085)	(159,186)
Proceeds from sale of loans originated as held for sale	861,771	170,577
Net cash provided by operating activities	26,704	79,001
Investing activities
Purchases of property and equipment	(2,919)	(7,442)
Purchases of investments	(57,556)	(77,596)
Sales of investments	12,014	5,346
Maturities of investments	48,483	6,500
Net cash provided by (used in) investing activities	22	(73,192)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	143	1,887
Tax payments related to net share settlements on restricted stock units	(3,161)	(2,595)
Borrowings from warehouse credit facilities	852,988	152,386
Repayments to warehouse credit facilities	(858,214)	(163,144)
Borrowings from secured revolving credit facility	—	156,799
Repayments to secured revolving credit facility	—	(219,711)
Cash paid for secured revolving credit facility issuance costs	—	(764)
Principal payments under finance lease obligations	(40)	(217)
Repurchases of convertible senior notes	(108,274)	—
Net cash used in financing activities	(116,558)	(75,359)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(58)	(4)
Net change in cash, cash equivalents, and restricted cash	(89,890)	(69,554)
Cash, cash equivalents, and restricted cash:
Beginning of period	242,246	718,281
End of period	$152,356	$648,727

Supplemental disclosure of cash flow information
Cash paid for interest	$4,609	$3,377
Non-cash transactions
Stock-based compensation capitalized in property and equipment	1,134	1,134
Property and equipment additions in accounts payable and accrued liabilities	32	326

	As of March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$149,940	$612,680
Restricted cash	2,416	36,047
Total cash, cash equivalents, and restricted cash	$152,356	$648,727

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	208,499	—	1,815	—	—	1,815
Issuance of common stock pursuant to settlement of restricted stock units	—	—	684,357	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(206,572)	—	(2,595)	—	—	(2,595)
Stock-based compensation	—	—	—	—	17,922	—	—	17,922
Other comprehensive loss	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	—	—	(90,806)	—	(90,806)
Balance, March 31, 2022	40,000	$39,879	107,025,691	$107	$699,225	$(462,970)	$(739)	$235,623

Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	18,037	—	143	—	—	143
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,155,826	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(373,797)	(1)	(3,161)	—	—	(3,162)
Stock-based compensation	—	—	—	—	20,162	—	—	20,162
Other comprehensive income	—	—	—	—	—	—	366	366
Net loss	—	—	—	—	—	(60,798)	—	(60,798)
Balance, March 31, 2023	40,000	$39,925	110,526,884	$110	$775,094	$(754,105)	$(435)	$20,664

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

The financial information as of December 31, 2022 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2022 included in Item 8 in our annual report for the year ended December 31, 2022. Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2023, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three months ended March 31, 2023 and 2022, as well as our statements of cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

Index to Notes to Financial Statements

The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the Bay Equity acquisition:

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

There were $0 and $917 acquisition-related costs associated with the Bay Equity Acquisition for the three months ended March 31, 2023 and 2022, respectively.

Identifiable Intangible Assets—The following table provides the fair values of the Bay Equity intangible assets, along with their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life (in years)
Trade names	$11,650	5
Developed technology	2,860	3
Total	14,510

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

Index to Notes to Financial Statements
Unaudited Pro Forma Financial Information—The following table presents unaudited pro forma financial information for the three months ended March 31, 2023 and 2022. The pro forma financial information combines our results of operations with that of Bay Equity as though the companies had been combined as of January 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Bay Equity acquisition had taken place at such time.

	Three Months Ended March 31,
	2023	2022
Revenue	$325,661	$653,214
Net loss	(60,798)	(86,594)

There were no material non-recurring adjustments made in the pro forma financial information disclosed above.

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have six operating segments and four reportable segments, real estate services, properties, rentals, and mortgage. As a result of our decision to wind-down RedfinNow operations in November 2022, we plan to report our properties segment as a discontinued operation beginning with the period during which we complete wind-down of the business.

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

	Three Months Ended March 31, 2023
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$127,296	$112,727	$42,870	$36,489	$7,428	$(1,149)	$325,661
Cost of revenue	111,494	114,658	9,765	29,213	5,473	(1,149)	269,454
Gross profit	15,802	(1,931)	33,105	7,276	1,955	—	56,207
Operating expenses
Technology and development	28,895	529	15,964	643	1,224	937	48,192
Marketing	25,060	505	14,326	980	10	27	40,908
General and administrative	19,618	523	26,302	6,929	1,053	15,537	69,962
Restructuring and reorganization	—	—	—	—	—	1,053	1,053
Total operating expenses	73,573	1,557	56,592	8,552	2,287	17,554	160,115
Loss from operations	(57,771)	(3,488)	(23,487)	(1,276)	(332)	(17,554)	(103,908)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	814	45	(60)	115	42,196	43,110
Net loss	$(57,771)	$(2,674)	$(23,442)	$(1,336)	$(217)	$24,642	$(60,798)

	Three Months Ended March 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$177,487	$379,753	$38,044	$2,917	$4,368	$(5,223)	$597,346
Cost of revenue	153,784	358,866	7,193	5,517	4,671	(5,223)	524,808
Gross profit	23,703	20,887	30,851	(2,600)	(303)	—	72,538
Operating expenses
Technology and development	26,739	4,119	14,282	2,347	1,036	1,117	49,640
Marketing	30,844	1,153	11,042	28	53	222	43,342
General and administrative	22,992	2,825	24,192	1,524	712	6,721	58,966
Restructuring and reorganization	—	—	—	—	—	5,710	5,710
Total operating expenses	80,575	8,097	49,516	3,899	1,801	13,770	157,658
Income (loss) from operations	(56,872)	12,790	(18,665)	(6,499)	(2,104)	(13,770)	(85,120)
Interest income, interest expense, income tax expense, and other expense, net	—	(1,624)	469	1	1	(4,533)	(5,686)
Net (loss) income	$(56,872)	$11,166	$(18,196)	$(6,498)	$(2,103)	$(18,303)	$(90,806)

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

Notional Amounts	March 31, 2023	December 31, 2022
Forward sales commitments	$416,648	$301,548
IRLCs	384,007	210,787

The locations and amounts of gains (losses) recognized in income related to our derivatives are as follows:

		Three Months Ended March 31,
Instrument	Classification	2023	2022
Forward sales commitments	Service revenue	$(253)	$1,503
IRLCs	Service revenue	7,874	(887)

Index to Notes to Financial Statements
Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$123,762	$123,762	$—	$—
Total cash equivalents	123,762	123,762	—	—
Short-term investments
U.S. treasury securities	108,326	108,326	—	—
Agency bonds	32,205	32,205	—	—
Total short-term investments	140,531	140,531	—	—
Loans held for sale	192,622	—	192,622	—
Other current assets
Forward sales commitments	1,840	—	1,840	—
IRLCs	9,213	—	—	9,213
Total other current assets	11,053	—	1,840	9,213
Mortgage servicing rights, at fair value	35,061	—	—	35,061
Long-term investments
U.S. treasury securities	4,939	4,939	—	—
Agency bonds	4,633	4,633	—	—
Total long-term investments	9,572	9,572	—	—
Total assets	$512,601	$273,865	$194,462	$44,274
Liabilities
Accrued liabilities
Forward sales commitments	$2,297	$—	$2,297	$—
IRLCs	43	—	—	43
Total liabilities	$2,340	$—	$2,297	$43

Index to Notes to Financial Statements

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$186,410	$186,410	$—	$—
Total cash equivalents	186,410	186,410	—	—
Short-term investments
U.S. treasury securities	96,925	96,925	—	—
Agency bonds	25,334	25,334	—	—
Total short-term investments	122,259	122,259	—	—
Loans held for sale	199,604	—	199,604	—
Other current assets
Forward sales commitments	1,669	—	1,669	—
IRLCs	2,338	—	—	2,338
Total other current assets	4,007	—	1,669	2,338
Mortgage servicing rights, at fair value	36,261	—	—	36,261
Long-term investments
U.S. treasury securities	29,480	29,480	—	—
Total assets	$578,021	$338,149	$201,273	$38,599
Liabilities
Accrued liabilities
Forward sales commitments	$1,873	$—	$1,873	$—
IRLCs	1,041	—	—	1,041
Total liabilities	$2,914	$—	$1,873	$1,041

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.
The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		March 31, 2023		December 31, 2022
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	58.6% - 100.0%	85.0%	62.0% - 100.0%	91.0%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 12.0%	6.6%	6.0% - 14.4%	6.6%
Default rates	Discounted cash flow	0.0% - 0.5%	0.1%	0.0% - 0.5%	0.1%
Discount rate	Discounted cash flow	9.5% - 11.5%	9.6%	9.5% - 12.4%	9.6%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended March 31,
	2023	2022
Balance, net—beginning of period	$1,297	$1,155
Issuances of IRLCs	15,963	2,289
Settlements of IRLCs	(10,238)	(2,893)
Fair value changes recognized in earnings	2,148	(308)
Balance, net—end of period	$9,170	$243

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended March 31,
	2023	2022
Balance—beginning of period	$36,261	$—
MSRs originated	347	—
MSRs sales	(339)	—
Fair value changes recognized in earnings	(1,208)	—
Balance, net—end of period	$35,061	$—

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	March 31, 2023		December 31, 2022
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,468	$22,718	$23,431	$22,147
2025 notes	362,617	263,998	512,683	309,292
2027 notes	566,034	354,723	565,474	267,398

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $366,506, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. Based on the closing price of our common stock of $9.06 on March 31, 2023, the if-converted values of all three convertible notes were less than the principal amounts, respectively. See Note 15 for additional details on our convertible senior notes.

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	March 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$26,178	$—	$—	$26,178	$26,178	$—	$—
Money markets funds	Level 1	123,762	—	—	123,762	123,762	—	—
Restricted cash	N/A	2,416	—	—	2,416	2,416	—	—
U.S. treasury securities	Level 1	113,600	16	(351)	113,265	—	108,326	4,939
Agency bonds	Level 1	36,809	34	(5)	36,838	—	32,205	4,633
Total		$302,765	$50	$(356)	$302,459	$152,356	$140,531	$9,572

	December 31, 2022
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$53,430	$—	$—	$53,430	$53,430	$—	$—
Money markets funds	Level 1	186,410	—	—	186,410	186,410	—	—
Restricted cash	N/A	2,406	—	—	2,406	2,406	—	—
U.S. treasury securities	Level 1	127,130	28	(753)	126,405	—	96,925	29,480
Agency bonds	Level 1	25,339	—	(5)	25,334	—	25,334	—
Total		$394,715	$28	$(758)	$393,985	$242,246	$122,259	$29,480

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high-quality credit rating issued by various credit agencies.

As of March 31, 2023 and December 31, 2022, we had accrued interest of $383 and $576, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Index to Notes to Financial Statements
Note 5: Inventory

Our inventory is comprised of homes purchased by our RedfinNow operations. The subsequent sale of our home inventory constitutes the majority of our properties segment revenue. In the fourth quarter of 2022 we began to wind down our RedfinNow operations, and expect to complete the wind-down in 2023.

The components of inventory were as follows:

	March 31, 2023	December 31, 2022
Finished goods
Homes for sale	$9,122	$97,636
Work in progress
Homes not available for sale	—	2,467
Homes under improvement	1,563	14,170
Inventory	$10,685	$114,273

Inventory includes direct home purchase costs and any capitalized improvements, net of inventory reserves, which reflect the lower of cost or net realizable value write-downs applied on a specific home basis. As of March 31, 2023 and December 31, 2022, lower of cost or net realizable value write-downs were $941 and $8,404, respectively. These write-downs are included within the changes in inventory in net cash used in operating activities in our consolidated statements of cash flows.

The following table summarizes our inventory activities:

	Three Months Ended
	March 31, 2023	March 31, 2022
Number of homes purchased	—	398
Inventory value of homes purchased	$—	$197,549
Number of homes sold	191	617
Inventory value of homes sold	$103,588	$306,379

Note 6: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	March 31, 2023	December 31, 2022
Leasehold improvements	Shorter of lease term or economic life	$32,249	$32,285
Website and software development costs	2 - 3	66,210	62,963
Computer and office equipment	3 - 5	20,158	20,036
Software	3	1,858	1,871
Furniture	7	8,045	7,911
Property and equipment, gross		128,520	125,066
Accumulated depreciation and amortization		(83,572)	(76,788)
Construction in progress		7,603	6,827
Property and equipment, net		$52,551	$55,105

Depreciation and amortization expense for property and equipment amounted to $7,266 and $5,887 for the three months ended March 31, 2023 and 2022, respectively. We capitalized website and software development costs, including stock-based compensation, of $4,555 and $6,115 for the three months ended March 31, 2023 and 2022, respectively.

Index to Notes to Financial Statements
Note 7: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$3,322	$2,380
Operating lease cost(1)	Operating expenses	2,546	1,691
Total operating lease cost		$5,868	$4,071

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$44	$183
Interest on lease liabilities	Cost of revenue	2	25
Total finance lease cost		$46	$208
(1) Includes lease expense with initial terms of twelve months or less of $848 and $376 for the three months ended March 31, 2023 and 2022, respectively.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2023, excluding the three months ended March 31, 2023	$15,606	$62	$2,012	$17,680
2024	15,740	43	842	16,625
2025	11,650	22	851	12,523
2026	9,258	—	639	9,897
2027	4,896	—	96	4,992
Thereafter	760	—	34	794
Total lease payments	$57,910	$127	$4,474	$62,511
Less: Interest(1)	4,259	6
Present value of lease liabilities	$53,651	$121
(1) Includes interest on operating leases of $1,909 and financing lease of $4 within the next twelve months.

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining operating lease term (years)	3.5	3.6
Weighted-average remaining finance lease term (years)	2.1	2.7
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Three Months Ended March 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,253	$4,389
Operating cash flows from finance leases	5	26
Financing cash flows from finance leases	37	133
Right of use assets obtained in exchange for lease liabilities
Operating leases	$3,130	$76
Finance leases	—	309

Index to Notes to Financial Statements
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

On April 29, 2022, we settled this lawsuit. As part of the settlement, we paid an aggregate of $3,000 to the ten organizations on May 25, 2022 and will pay an additional aggregate of $1,000 to the ten plaintiff organizations and additional non-profit organizations in 2023. The latter payment will be dedicated to fund programs devoted to expanding home ownership opportunities. In addition to the financial payments, we also agreed to certain changes to our business practices, including expanding our brokerage services to lower-priced homes in certain markets, designating a fair housing compliance officer, revamping our fair housing training, and expanding our diversity recruiting efforts.

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

Index to Notes to Financial Statements
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

On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement is subject to court approval. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements.

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of March 31, 2023, we held $28,610 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 9: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		March 31, 2023			December 31, 2022
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(17,214)	$65,476	$82,690	$(14,856)	$67,834
Developed technology	3.3	66,340	(43,820)	22,520	66,340	(38,465)	27,875
Customer relationships	10	81,360	(16,831)	64,529	81,360	(14,797)	66,563
Total		$230,390	$(77,865)	$152,525	$230,390	$(68,118)	$162,272

Amortization expense amounted to $9,747 and $8,926 for the three months ended March 31, 2023 and 2022, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of March 31, 2023:

2023, excluding the three months ended March 31, 2023	$29,241
2024	23,741
2025	17,618
2026	17,380
2027	15,633
Thereafter	48,912
Estimated remaining amortization expense	$152,525

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of March 31, 2023 and December 31, 2022	$250,231	$159,151	$51,967	$461,349

Index to Notes to Financial Statements
Note 10: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$59,751	$76,539
Miscellaneous accrued liabilities	27,848	27,543
Customer contract liabilities	4,676	5,661
Total accrued and other liabilities	$92,275	$109,743

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

As of March 31, 2023, the carrying value of our convertible preferred stock, net of issuance costs, is $39,925, and there were no unpaid stock dividends. As of March 31, 2023, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

Dividends—The holders of our convertible preferred stock are entitled to dividends. Dividends accrue daily based on a 360-day fiscal year at a rate of 5.5% per annum based on the issue price and are payable quarterly in arrears on the first business day following the end of each calendar quarter. Assuming we satisfy certain conditions, we will pay dividends in shares of common stock at a rate of the dividend payable divided by $17.95. If we do not satisfy such conditions, we will pay dividends in a cash amount equal to (i) the dividend shares otherwise issuable on the dividends multiplied by (ii) the volume-weighted average closing price of our common stock for the ten trading days preceding the date the dividends are payable.

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

Note 12: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of March 31, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	3,235,085	3,282,789
Restricted stock units outstanding	15,047,813	15,731,632
Shares available for future equity grants	13,324,587	7,951,616
Total shares reserved for future issuance	31,607,485	26,966,037

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Shares available for issuance at beginning of period	4,695,361	5,865,467
Shares issued during the period	—	(1,170,106)
Total shares available for future issuance at end of period	4,695,361	4,695,361

Stock Options—Option activity for the three months ended March 31, 2023 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,282,789	$9.10	2.90	$1,145
Options exercised	(18,037)	7.35
Options expired	(29,667)	9.76
Outstanding as of March 31, 2023	3,235,085	9.10	2.69	6,039
Options exercisable as of March 31, 2023	3,235,085	9.10	2.69	6,039

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of March 31, 2023. We did not recognize any option-related expense during the three months ended March 31, 2023.

Restricted Stock Units—Restricted stock unit activity for the three months ended March 31, 2023 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2023	15,731,632	$11.53
Granted	1,110,508	8.81
Vested	(1,155,826)	17.44
Forfeited or canceled	(638,501)	13.32
Outstanding or deferred as of March 31, 2023(1)	15,047,813	10.80
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of March 31, 2023 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2023, there was $131,636 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.61 years.

Index to Notes to Financial Statements
As of March 31, 2023, there were 1,478,501 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs is as follows:

	Three Months Ended March 31,
	2023	2022
PSU expense	$1,844	$693

Compensation Cost—The following table details, for each period indicated, our stock-based compensation, net of forfeitures, and the amount capitalized in website and software development costs, each as included in our consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$4,181	$3,377
Technology and development(1)	8,209	7,965
Marketing	1,263	1,072
General and administrative	5,375	4,374
Total stock-based compensation	$19,028	$16,788
(1) Net of $1,134 and $1,134 of stock-based compensation that was capitalized in the three months ended March 31, 2023 and 2022, respectively.

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

Index to Notes to Financial Statements
The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(60,798)	$(90,806)
Dividends on convertible preferred stock	(226)	(793)
Net loss attributable to common stock—basic and diluted	$(61,024)	$(91,599)
Denominator:
Weighted-average shares—basic and diluted(1)	110,103,598	106,664,140
Net loss per share attributable to common stock—basic and diluted	$(0.55)	$(0.86)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
2023 notes as if converted	769,623	769,623
2025 notes as if converted	5,054,851	9,119,960
2027 notes as if converted	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000
Stock options outstanding	3,235,085	3,955,888
Restricted stock units outstanding(1)(2)	15,026,404	4,602,696
Employee stock purchase plan	1,422,936	265,167
Total	33,696,799	26,901,234
(1) Excludes 1,478,501 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 12 for additional information regarding PSUs.
(2) Excludes 21,409 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of March 31, 2023.

Note 14: Income Taxes

During the three months ended March 31, 2023, we recorded an income tax expense of $410, resulting in an effective tax rate of (0.67)%, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our March 31, 2022 effective tax rate of (0.15)% is primarily a result of current state income taxes which were partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2, 2021 acquisition of Rent.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2023 and 2022. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Index to Notes to Financial Statements
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

As of December 31, 2022, we had accumulated approximately $651,498 of federal net operating losses, approximately $34,718 (tax effected) of state net operating losses, and approximately $5,255 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2023, with net operating loss carryforwards of $413,145 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

Net research and development credit carryforwards of $23,240 are available as of December 31, 2022 to reduce future liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $145,296 are available as of December 31, 2022 to offset future U.S. federal taxable income over an indefinite period.

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

	March 31, 2023			December 31, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$75,000	$24,513	6.69%	$75,000	$27,288	5.89%
Comerica Bank	75,000	27,185	6.92%	75,000	26,526	6.36%
Origin Bank	75,000	23,997	6.54%	75,000	23,739	5.98%
M&T Bank	50,000	16,086	6.98%	50,000	19,126	6.45%
Prosperity Bank	100,000	36,043	6.67%	100,000	35,856	6.18%
Republic Bank & Trust Company	75,000	28,112	6.63%	75,000	26,636	5.81%
Wells Fargo Bank, N.A.	100,000	29,347	6.88%	100,000	31,338	6.41%
Total	$550,000	$185,283		$550,000	$190,509

Index to Notes to Financial Statements
Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended March 31, 2023.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended March 31, 2023, we repurchased and retired approximately $152,222 in aggregate principal amount of our 2025 notes at a price of $108,274 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $42,270 for the three months ended March 31, 2023.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	March 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$44	$23,468
2025 notes	366,506	—	3,889	362,617
2027 notes	575,000	—	8,966	566,034

	December 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$—	$81	$23,431
2025 notes	518,728	—	6,045	512,683
2027 notes	575,000	—	9,526	565,474

Index to Notes to Financial Statements

	Three Months Ended March 31,
	2023	2022
2023 notes
Contractual interest expense	$103	$103
Amortization of debt discount	—	—
Amortization of debt issuance costs	38	38
Total interest expense	$141	$141

2025 notes
Contractual interest expense	—	—
Amortization of debt discount	—	—
Amortization of debt issuance costs	2,156	690
Total interest expense	$2,156	$690

2027 notes
Contractual interest expense	719	719
Amortization of debt discount	—	—
Amortization of debt issuance costs	560	560
Total interest expense	$1,279	$1,279

Total
Contractual interest expense	822	822
Amortization of debt discount	—	—
Amortization of debt issuance costs	2,754	1,288
Total interest expense	$3,576	$2,110

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

Classification of Our Convertible Senior Notes

2027 Capped Calls—In 2021, and in connection with the pricing of our 2027 notes, we entered into capped call transactions with certain counterparties (the “2027 capped calls”). The 2027 capped calls have initial strike prices of $93.53 per share and initial cap prices of $138.56 per share, in each case subject to certain adjustments. Conditions that cause adjustments to the initial strike price and initial cap price of the 2027 capped calls are similar to the conditions that result in corresponding adjustments to the conversion rate for our 2027 notes. The 2027 capped calls cover, subject to anti-dilution adjustments, 6,147,900 shares of our common stock and are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2027 notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2027 capped calls are separate transactions, and not part of the terms of our 2027 notes. As these instruments meet certain accounting criteria, the 2027 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $62,647 incurred in connection with the 2027 capped calls was recorded as a reduction to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2022. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

We use the same combination of technology and local service to originate and service mortgage loans and offer title and settlement services. We use digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the first quarter of 2023, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Our real estate services transaction volume decreased by 27% in the third and fourth quarters of 2022, compared to the prior year. This stands in contrast to the 2% that our real estate services transaction volume decreased in the first and second quarters of 2022, compared to the prior year. Bay Equity also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from refinancing prior mortgages.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

In June 2022, we laid off 442 employees, which represented approximately eight percent of total employees. In November 2022, we laid off 862 employees, which represented 13% of total employees. In April 2023, we laid off 200 employees, which represented 4% of total employees. From April 2022, after completing the acquisition of Bay Equity, through the end of April 2023, through involuntary reductions and attrition, we reduced our total of number of employees by 34%, including a reduction in lead agents of 34%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

Also in November of 2022, we decided to wind-down RedfinNow. This was a strategic decision we made in order to focus our resources on our core business in the face of the rising cost of capital. As of the first week of May 2023, we have just five homes remaining in inventory and all are under contract to sell.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	Jun. 30, 2021
Monthly average visitors (in thousands)	50,440	43,847	50,785	52,698	51,287	44,665	49,147	48,437
Real estate services transactions
Brokerage	10,301	12,743	18,245	20,565	15,001	19,428	21,929	21,006
Partner	3,187	2,742	3,507	3,983	3,417	4,603	4,755	4,597
Total	13,488	15,485	21,752	24,548	18,418	24,031	26,684	25,603
Real estate services revenue per transaction
Brokerage	$11,556	$10,914	$11,103	$11,692	$11,191	$10,900	$11,107	$11,307
Partner	2,592	2,611	2,556	2,851	2,814	2,819	2,990	3,195
Aggregate	9,438	9,444	9,725	10,258	9,637	9,352	9,661	9,850
U.S. market share by units(1)	0.78%	0.76%	0.80%	0.82%	0.79%	0.78%	0.78%	0.77%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	53%	57%	58%	59%	57%	61%	62%	64%
Average number of lead agents	1,876	2,022	2,293	2,640	2,750	2,485	2,370	2,456
RedfinNow homes sold	191	474	530	423	617	600	388	292
Revenue per RedfinNow home sold (in ones)	$573,571	$538,788	$550,903	$604,120	$608,851	$622,519	$599,963	$571,670
Mortgage originations by dollars (in millions)	$991	$1,036	$1,557	$1,565	$159	$242	$258	$261
Mortgage originations by units (in ones)	2,444	2,631	3,720	3,860	414	591	671	749
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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. Since this pilot was successful, we eliminated our commission refund in all markets in December 2022. The average refund per transaction for a homebuyer was $1,336 in 2022. We expect that elimination of our commission refund in all markets will increase our real estate services revenue per transaction, although this metric is also impacted by the factors discussed above.

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Dallas, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three months ended March 31, 2023, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 15 to our consolidated financial statements for information regarding interest on our convertible senior notes.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Revenue	$325,661	$597,346
Cost of revenue(1)	269,454	524,808
Gross profit	56,207	72,538
Operating expenses
Technology and development(1)	48,192	49,640
Marketing(1)	40,908	43,342
General and administrative(1)	69,962	58,966
Restructuring and reorganization	1,053	5,710
Total operating expenses	160,115	157,658
Loss from operations	(103,908)	(85,120)
Interest income	3,406	220
Interest expense	(1,922)	(3,861)
Income tax expense	(410)	(134)
Gain on extinguishment of convertible notes	42,270	—
Other expense, net	(234)	(1,911)
Net loss	$(60,798)	$(90,806)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Cost of revenue	$4,181	$3,377
Technology and development	8,209	7,965
Marketing	1,263	1,072
General and administrative	5,375	4,374
Total stock-based compensation	$19,028	$16,788

	Three Months Ended March 31,
	2023	2022

	(as a percentage of revenue)

Revenue	100.0%	100.0%
Cost of revenue(1)	82.7	87.9
Gross profit	17.3	12.1
Operating expenses
Technology and development(1)	14.8	8.3
Marketing(1)	12.6	7.3
General and administrative(1)	21.5	9.9
Restructuring	0.3	1.0
Total operating expenses	49.2	26.4
Loss from operations	(31.9)	(14.2)
Interest income	1.0	—
Interest expense	(0.6)	(0.6)
Income tax expense	(0.1)	—
Gain on extinguishment of convertible notes	13.0	—
Other expense, net	(0.1)	(0.3)
Net loss	(18.7)%	(15.2)%

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022

	(as a percentage of revenue)

Cost of revenue	1.3%	0.6%
Technology and development	2.5	1.3
Marketing	0.4	0.2
General and administrative	1.6	0.7
Total	5.8%	2.8%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$119,034	$167,872	$(48,838)	(29)%
Partner	8,262	9,615	(1,353)	(14)
Total real estate services	127,296	177,487	(50,191)	(28)
Properties	112,727	379,753	(267,026)	(70)
Rentals	42,870	38,044	4,826	13
Mortgage	36,489	2,917	33,572	1,151
Other	7,428	4,368	3,060	70
Intercompany elimination	(1,149)	(5,223)	4,074	78
Total revenue	$325,661	$597,346	$(271,685)	(45)
Percentage of revenue
Real estate services
Brokerage	36.6%	28.1%
Partner	2.5	1.6
Total real estate services	39.1	29.7
Properties	34.6	63.6
Rentals	13.2	6.4
Mortgage	11.2	0.5
Other	2.3	0.7
Intercompany elimination	(0.4)	(0.9)
Total revenue	100.0%	100.0%

In the three months ended March 31, 2023, revenue decreased by $271.7 million, or 45%, as compared with the same period in 2022. This decrease was partially offset by $36.5 million in revenue resulting from our acquisition of Bay Equity, and there were no such revenues in the three months ended March 31, 2022. Excluding these revenues from Bay Equity, this decrease in revenue was primarily attributable to a $267.0 million decrease in properties revenue and a $50.2 million decrease in real estate services revenue. Properties revenue decreased 70%, primarily driven by a 69% decrease in RedfinNow homes sold and a 6% decrease in revenue per RedfinNow home sold. These decreases are due to the wind-down of our properties business. Brokerage revenue decreased by $48.8 million, and partner revenue decreased by $1.4 million. Brokerage revenue decreased 29% during the period, driven by a 31% decrease in brokerage transactions and a 3% increase in brokerage revenue per transaction with the elimination of our homebuyer commission refund more than offsetting an 8% decrease in average home prices for brokerage transactions.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$111,494	$153,784	$(42,290)	(27)%
Properties	114,658	358,866	(244,208)	(68)
Rentals	9,765	7,193	2,572	36
Mortgage	29,213	5,517	23,696	430
Other	5,473	4,671	802	17
Intercompany elimination	(1,149)	(5,223)	4,074	78
Total cost of revenue	$269,454	$524,808	$(255,354)	(49)

Gross profit
Real estate services	$15,802	$23,703	$(7,901)	(33)%
Properties	(1,931)	20,887	(22,818)	(109)
Rentals	33,105	30,851	2,254	7
Mortgage	7,276	(2,600)	9,876	380
Other	1,955	(303)	2,258	745
Total gross profit	$56,207	$72,538	$(16,331)	(23)

Gross margin (percentage of revenue)
Real estate services	12.4%	13.4%
Properties	(1.7)	5.5
Rentals	77.2	81.1
Mortgage	19.9	(89.1)
Other	26.3	(6.9)
Total gross margin	17.3	12.1

In the three months ended March 31, 2023, total cost of revenue decreased by $255.4 million, or 49%, as compared with the same period in 2022. This decrease was partially offset by $29.1 million in costs resulting from our acquisition of Bay Equity, and there were no such costs in the three months ended March 31, 2022. Excluding these expenses from Bay Equity, this decrease in cost of revenue was primarily attributable to (1) a $220.2 million decrease in home purchase costs and related capitalized improvements by our properties business, due to the wind-down of our properties business, and (2) a $45.5 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

In the three months ended March 31, 2023, total gross margin increased 520 basis points as compared with the same period in 2022, driven primarily by the relative decrease of our properties business compared to our real estate services and other businesses, and increases in mortgage and other gross margin. This was partially offset by decreases in real estate services and rentals gross margin.

In the three months ended March 31, 2023, real estate services gross margin decreased 100 basis points as compared with the same period in 2022. This was primarily attributable to a 230 basis point increase in costs as a percentage of revenue from our annual, in-person company event, which we did not conduct in the same period in 2022. This was partially offset by a 130 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2023, properties gross margin decreased 720 basis points as compared with the same period in 2022. This was primarily attributable to a 840 basis point increase in home purchase costs and related capitalized improvements as a percentage of revenue. This was partially offset by a 90 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2023, rentals gross margin decreased 390 basis points as compared with the same period in 2022. This was primarily attributable to a 530 basis point increase in marketing expense as a percentage of revenue and due to expanded services. This was partially offset by an 80 basis point decrease in personnel costs as a percentage of revenue.

In the three months ended March 31, 2023, mortgage gross margin increased 10,900 basis points as compared with the same period in 2022. This was primarily attributable to a 9,320 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2023, other gross margin increased 3,320 basis points. This was primarily attributable to a 2,060 basis point decrease in personnel costs and transaction bonuses, and an 830 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$48,192	$49,640	$(1,448)	(3)%
Marketing	40,908	43,342	(2,434)	(6)
General and administrative	69,962	58,966	10,996	19
Restructuring	1,053	5,710	(4,657)	(82)
Total operating expenses	$160,115	$157,658	$2,457	2
Percentage of revenue
Technology and development	14.8%	8.3%
Marketing	12.6	7.3
General and administrative	21.5	9.8
Restructuring and reorganization	0.3	1.0
Total operating expenses	49.2%	26.4%

In the three months ended March 31, 2023, technology and development expenses decreased by $1.4 million, or 3%, as compared with the same period in 2022. This decrease was partially offset by $0.4 million in costs resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended March 31, 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $2.3 million decrease in personnel costs.

In the three months ended March 31, 2023, marketing expenses decreased by $2.4 million, or 6%, as compared with the same period in 2022. This decrease was partially offset by $1.0 million in costs resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended March 31, 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $3.7 million decrease in marketing media costs as we reduced advertising.

In the three months ended March 31, 2023, general and administrative expenses increased by $11.0 million, or 19%, as compared with the same period in 2022. Included in the increase was $6.9 million resulting from our acquisition of Bay Equity, and there were no such expenses in the three months ended March 31, 2022. Excluding these expenses from Bay Equity, general and administrative expenses increased by $4.1 million. The increase was primarily attributable to a $5.9 million increase in costs associated with our annual, in-person company event, which we did not conduct in the same period in 2022. This was partially offset by a $2.1 million decrease in personnel costs.

In the three months ended March 31, 2023, restructuring and reorganization expenses decreased by $4.7 million, or 82% as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities in the three months ended March 31, 2023 as compared with the same period in 2022. In the three months ended March 31, 2022, costs were primarily driven from severance and other costs associated with our mortgage restructuring.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$3,406	$220	$3,186	1,448%
Interest expense	(1,922)	(3,861)	1,939	(50)
Income tax expense	(410)	(134)	(276)	(206)
Gain on extinguishment of convertible senior notes	42,270	—	42,270	n/a
Other expense, net	(234)	(1,911)	1,677	(88)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$43,110	$(5,686)	$48,796	(858)
Percentage of revenue
Interest income	1.0%	0.0%
Interest expense	(0.6)	(0.6)
Income tax expense	(0.1)	0.0
Gain on extinguishment of convertible senior notes	13.0	0.0
Other expense, net	(0.1)	(0.3)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	13.2%	(0.9)%

In the three months ended March 31, 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $48.8 million as compared to the same period in 2022.

Interest expense decreased by $1.9 million due primarily to the closing of our secured revolving credit facility.

Gain on extinguishment of convertible senior notes increased by $42.3 million, due to our paying down a portion of our 2025 notes at a discount, and there was no such activity in 2022. See Note 15 to our consolidated financial statements for further information on these transactions.

Other expense, net decreased by $1.7 million primarily due to the sale of one of our equity investments at a loss in the three months ended March 31, 2022, and we had no such transaction in the three months ended March 31, 2023.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three months ended March 31, 2023 and 2022.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three months ended March 31, 2023 and 2022 is presented below, along with a reconciliation of adjusted EBITDA to net loss.

	Three Months Ended March 31, 2023
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$127,296	$112,727	$42,870	$36,489	$7,428	$(1,149)	$325,661
Cost of revenue	111,494	114,658	9,765	29,213	5,473	(1,149)	269,454
Gross profit	15,802	(1,931)	33,105	7,276	1,955	—	56,207
Operating expenses
Technology and development	28,895	529	15,964	643	1,224	937	48,192
Marketing	25,060	505	14,326	980	10	27	40,908
General and administrative	19,618	523	26,302	6,929	1,053	15,537	69,962
Restructuring and reorganization	—	—	—	—	—	1,053	1,053
Total operating expenses	73,573	1,557	56,592	8,552	2,287	17,554	160,115
Loss from operations	(57,771)	(3,488)	(23,487)	(1,276)	(332)	(17,554)	(103,908)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	814	45	(60)	115	42,196	43,110
Net (loss) income	$(57,771)	$(2,674)	$(23,442)	$(1,336)	$(217)	$24,642	$(60,798)

	Three Months Ended March 31, 2023
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net (loss) income	$(57,771)	$(2,674)	$(23,442)	$(1,336)	$(217)	$24,642	$(60,798)
Interest income(1)	—	(814)	(80)	(2,490)	(115)	(2,387)	(5,886)
Interest expense(2)	—	—	—	2,615	—	1,921	4,536
Income tax expense	—	—	43	68	—	299	410
Depreciation and amortization	4,432	122	10,152	988	216	1,103	17,013
Stock-based compensation(3)	9,593	248	3,616	1,258	561	3,752	19,028
Restructuring and reorganization(4)	—	—	—	—	—	1,053	1,053
Impairment(5)	—	—	—	—	—	113	113
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(42,270)	(42,270)
Adjusted EBITDA	$(43,746)	$(3,118)	$(9,711)	$1,103	$445	$(11,774)	$(66,801)
(1) Interest income includes $2.5 million of interest income related to originated mortgage loans for the three months ended March 31, 2023.
(2) Interest expense includes $2.6 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities from our acquisitions of Bay Equity and Rent., and from our June 2022, October 2022, and March 2023 workforce reductions.
(5) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Three Months Ended March 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Revenue	$177,487	$379,753	$38,044	$2,917	$4,368	$(5,223)	$597,346
Cost of revenue	153,784	358,866	7,193	5,517	4,671	(5,223)	524,808
Gross profit	23,703	20,887	30,851	(2,600)	(303)	—	72,538
Operating expenses
Technology and development	26,739	4,119	14,282	2,347	1,036	1,117	49,640
Marketing	30,844	1,153	11,042	28	53	222	43,342
General and administrative	22,992	2,825	24,192	1,524	712	6,721	58,966
Restructuring and reorganization	—	—	—	—	—	5,710	5,710
Total operating expenses	80,575	8,097	49,516	3,899	1,801	13,770	157,658
Income (loss) from operations	(56,872)	12,790	(18,665)	(6,499)	(2,104)	(13,770)	(85,120)
Interest income, interest expense, income tax expense, and other expense, net	—	(1,624)	469	1	1	(4,533)	(5,686)
Net (loss) income	$(56,872)	$11,166	$(18,196)	$(6,498)	$(2,103)	$(18,303)	$(90,806)

	Three Months Ended March 31, 2022
	Real estate services	Properties	Rentals	Mortgage	Other	Corporate Overhead and Intercompany Eliminations	Total
Net (loss) income	$(56,872)	$11,166	$(18,196)	$(6,498)	$(2,103)	$(18,303)	$(90,806)
Interest income(1)	—	(25)	—	(318)	(1)	(194)	(538)
Interest expense(2)	—	1,649	—	277	—	2,212	4,138
Income tax expense	—	—	(203)	—	—	337	134
Depreciation and amortization	4,018	537	9,356	302	255	345	14,813
Stock-based compensation(3)	10,140	1,537	2,240	601	369	1,901	16,788
Acquisition-related costs(4)	—	—	—	—	—	917	917
Restructuring and reorganization(5)	—	—	—	—	—	5,710	5,710
Adjusted EBITDA	$(42,714)	$14,864	$(6,803)	$(5,636)	$(1,480)	$(7,075)	$(48,844)
(1) Interest income includes $0.3 million of interest income related to originated mortgage loans for the three months ended March 31, 2022.
(2) Interest expense includes $0.3 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2022.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 12 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention for our rentals segment due to the restructuring and reorganization activities from our acquisition of Rent.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $149.9 million and investments of $150.1 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

As of March 31, 2023, we had $965.0 million of convertible senior notes outstanding across three issuances, maturing between July 15, 2023 and April 1, 2027. During the three months ended March 31, 2023, we repurchased and retired $152.2 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $108.3 million in cash. As of March 31, 2023, we have repurchased a total of $294.7 million of our 2025 convertible senior notes, using $191.9 million in cash. As of March 31, 2023, we have $58.1 million remaining under the repurchase program for future repurchases. See Note 15 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity.

As of March 31, 2023, we had 40,000 shares of convertible preferred stock outstanding. See Note 11 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

In November 2022, we announced that we were winding down RedfinNow. See Note 5 to our consolidated financial statements for more information on changes to inventory related to home purchases and home sales for our properties business during 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Net cash provided by operating activities	$26,704	$79,001
Net cash provided by (used in) investing activities	22	(73,192)
Net cash used in financing activities	(116,558)	(75,359)

Net Cash Provided by Operating Activities

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

Net cash provided by operating activities was $26.7 million for the three months ended March 31, 2023, primarily attributable to changes in assets and liabilities, which increased cash provided by operating activities by $96.0 million. This was offset by a net decrease of $8.5 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $103.6 million decrease in inventory related to our properties business. This increase was partially offset by our net loss of $60.8 million.

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

Net Cash Provided by (Used In) Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2023, primarily attributable to $2.9 million in net maturities of our investments in U.S. government securities, offset nearly in full by $2.9 million in purchases of property and equipment.

Net cash used in investing activities was $73.2 million for the three months ended March 31, 2022, primarily attributable to $65.8 million in net investments in U.S. government securities, and $5.0 million of capitalized software development expenses.

Net Cash Used In Financing Activities

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

Net cash used in financing activities was $116.6 million for the three months ended March 31, 2023, attributable to $108.3 million used in connection with repurchases of our 2025 notes and a $5.2 million decrease in net borrowings under our warehouse credit facilities.

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

The judgments made in the determination of the estimated fair value assigned to the intangible assets acquired and the estimated useful life of each asset could significantly impact our consolidated financial statements in periods after the acquisition, such as through depreciation and amortization expense, as well as impairment charges, if applicable.

We evaluate intangible assets for impairment whenever events or circumstances indicate that they may not be recoverable. We measure recoverability by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated with such asset group. See Note 2 to our consolidated financial statements for a summary of our valuation of the Bay Equity intangible assets, along with their estimated useful lives.

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

We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we qualitatively determine that it is not more likely than not that the fair value is less than its carrying amount, then no additional impairment steps are necessary. When utilizing a quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a similar market participant, while the market approach is based on guideline public company multiples and adjusted for the specific size and risk profile of each reporting units. No goodwill impairment charges were recorded in the first quarter of 2023 or 2022.

Inventory

Our inventory represents homes purchased with the intent of resale and are accounted for under the specific identification method. Direct home acquisition and improvement costs are capitalized and tracked directly with each specific home. Homes are stated in inventory at cost and are reviewed on a home-by-home basis. When evidence exists that the net realizable value of a home is lower than its cost, we recognize the difference as a loss in the period in which it occurs. In determining net realizable value, management must use judgment and estimates, including assessment of readily available market value indicators such as the Redfin Estimate and other third-party home value indicators, assessment of a current listing or pending offer price if either are available, and the value of any improvements made to the home. If a home's estimated market value is less than the inventory cost then the home is written down to net realizable value. While no material adjustments were required to our home inventory during the three months ended March 31, 2023, material adjustments may be required in the future due to changing market conditions, natural disasters, or other forces outside of our control.

See Note 5 to our consolidated financial statements for a summary of the wind-down of our RedfinNow operations and our inventory categories and any write-downs.

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

As of March 31, 2023, we had cash and cash equivalents of $149.9 million and investments of $150.1 million. Our investments are comprised of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the second quarter of 2023, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of March 31, 2023.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2022. You should carefully consider the risks described in our annual report for the year ended December 31, 2022, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

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

Redfin Corporation
(Registrant)

May 4, 2023	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 4, 2023	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)