Form 10-Q
period 2023-06-30
Redfin Corp
filed 2023-08-03
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

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

The registrant had 113,975,191 shares of common stock outstanding as of July 28, 2023.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$118,776	$232,200
Restricted cash	2,377	2,406
Short-term investments	100,643	122,259
Accounts receivable, net of allowances for credit losses of $2,206 and $2,223	67,753	46,375
Loans held for sale	233,550	199,604
Prepaid expenses	26,042	34,006
Other current assets	9,979	7,449
Current assets of discontinued operations	1,378	132,159
Total current assets	560,498	776,458
Property and equipment, net	49,241	54,939
Right-of-use assets, net	37,270	40,889
Mortgage servicing rights, at fair value	35,503	36,261
Long-term investments	5,473	29,480
Goodwill	461,349	461,349
Intangible assets, net	142,778	162,272
Other assets, noncurrent	11,493	11,247
Noncurrent assets of discontinued operations	—	1,309
Total assets	$1,303,605	$1,574,204
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$14,661	$11,065
Accrued and other liabilities	102,568	106,763
Warehouse credit facilities	227,801	190,509
Convertible senior notes, net	23,506	23,431
Lease liabilities	16,234	18,560
Current liabilities of discontinued operations	44	4,311
Total current liabilities	384,814	354,639
Lease liabilities, noncurrent	34,383	36,906
Convertible senior notes, net, noncurrent	834,716	1,078,157
Deferred tax liabilities	255	243
Noncurrent liabilities of discontinued operations	—	392
Total liabilities	1,254,168	1,470,337
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	39,936	39,914
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 113,934,673 and 109,696,178 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	114	110
Additional paid-in capital	791,302	757,951
Accumulated other comprehensive loss	(452)	(801)
Accumulated deficit	(781,463)	(693,307)
Total stockholders’ equity	9,501	63,953
Total liabilities, mezzanine equity, and stockholders’ equity	$1,303,605	$1,574,204

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$275,556	$349,049	$489,639	$571,865
Cost of revenue	175,366	237,813	331,311	408,980
Gross profit	100,190	111,236	158,328	162,885
Operating expenses
Technology and development	47,141	46,822	94,804	92,343
Marketing	33,033	55,922	73,436	98,111
General and administrative	61,765	68,523	131,204	124,664
Restructuring and reorganization	6,106	12,406	7,159	18,115
Total operating expenses	148,045	183,673	306,603	333,233
Loss from continuing operations	(47,855)	(72,437)	(148,275)	(170,348)
Interest income	2,704	554	6,110	774
Interest expense	(1,766)	(2,217)	(3,688)	(4,429)
Income tax expense	(233)	(159)	(643)	(293)
Gain on extinguishment of convertible senior notes	20,083	—	62,353	—
Other expense, net	(145)	(264)	(379)	(2,175)
Net loss from continuing operations	(27,212)	(74,523)	(84,522)	(176,471)
Net (loss) income from discontinued operations	(146)	(3,623)	(3,634)	7,519
Net loss	$(27,358)	$(78,146)	$(88,156)	$(168,952)

Net loss from continuing operations	$(27,212)	$(74,523)	$(84,522)	$(176,471)
Dividends on convertible preferred stock	(297)	(350)	(523)	(1,144)
Net loss from continuing operations attributable to common stock—basic and diluted	$(27,509)	$(74,873)	$(85,045)	$(177,615)
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.25)	$(0.70)	$(0.77)	$(1.66)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	111,678,417	107,396,575	110,895,358	107,032,381
Net loss attributable to common stock—basic and diluted	$(27,655)	$(78,496)	$(88,679)	$(170,096)
Net loss attributable to common stock per share—basic and diluted	$(0.25)	$(0.73)	$(0.80)	$(1.59)

Net loss	$(27,358)	$(78,146)	$(88,156)	$(168,952)
Other comprehensive (loss) income
Foreign currency translation adjustments	—	34	(58)	38
Unrealized (loss) gain on available-for-sale debt securities	(17)	217	407	778
Comprehensive loss	$(27,375)	$(77,895)	$(87,807)	$(168,136)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(88,156)	$(168,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,146	31,140
Stock-based compensation	36,582	33,601
Amortization of debt discount and issuance costs	2,029	2,899
Non-cash lease expense	9,578	7,096
Impairment costs	113	—
Net (gain) loss on IRLCs, forward sales commitments, and loans held for sale	(4,565)	2,721
Change in fair value of mortgage servicing rights, net	599	(878)
Gain on extinguishment of convertible senior notes	(62,353)	—
Other	(1,794)	3,170
Change in assets and liabilities:
Accounts receivable, net	(14,069)	(6,791)
Inventory	114,232	(19,297)
Prepaid expenses and other assets	8,868	(2,852)
Accounts payable	2,812	5,964
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(4,522)	5,529
Lease liabilities	(10,790)	(8,042)
Origination of mortgage servicing rights	(579)	(964)
Proceeds from sale of mortgage servicing rights	738	774
Origination of loans held for sale	(1,922,690)	(1,641,377)
Proceeds from sale of loans originated as held for sale	1,888,706	1,587,759
Net cash used in operating activities	(11,115)	(168,500)
Investing activities
Purchases of property and equipment	(6,213)	(12,131)
Purchases of investments	(76,866)	(82,184)
Sales of investments	65,099	12,946
Maturities of investments	59,383	19,425
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	—	(97,341)
Net cash provided by (used in) investing activities	41,403	(159,285)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	5,665	9,258
Tax payments related to net share settlements on restricted stock units	(11,096)	(3,743)
Borrowings from warehouse credit facilities	1,920,487	1,628,684
Repayments to warehouse credit facilities	(1,883,196)	(1,572,033)
Borrowings from secured revolving credit facility	—	326,025
Repayments to secured revolving credit facility	—	(369,266)
Cash paid for secured revolving credit facility issuance costs	—	(764)
Principal payments under finance lease obligations	(53)	(414)
Repurchases of convertible senior notes	(183,019)	—
Net cash (used in) provided by financing activities	(151,212)	17,747
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(58)	(42)
Net change in cash, cash equivalents, and restricted cash	(120,982)	(310,080)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	242,246	718,281
End of period(2)	$121,264	$408,201

Supplemental disclosure of cash flow information
Cash paid for interest	$8,370	$6,581
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,204	2,053
Property and equipment additions in accounts payable and accrued liabilities	64	69

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2022	2021
Continuing operations
Cash and cash equivalents	$232,200	$571,384
Restricted cash	2,406	5,244
Total	234,606	576,628
Discontinued operations
Cash and cash equivalents	7,640	19,619
Restricted cash	—	122,034
Total	7,640	141,653
Total cash, cash equivalents, and restricted cash	$242,246	$718,281

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of June 30,
	2023	2022
Continuing operations
Cash and cash equivalents	$118,776	$356,510
Restricted cash	2,377	5,771
Total	121,153	362,281
Discontinued operations
Cash and cash equivalents	111	23,412
Restricted cash	—	22,508
Total	111	45,920
Total cash, cash equivalents, and restricted cash	$121,264	$408,201
See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	40,000	$39,925	110,526,884	$110	$775,094	$(754,105)	$(435)	$20,664
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	545,127	2	1,310	—	—	1,312
Issuance of common stock pursuant to settlement of restricted stock units	—	—	2,412,813	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(731,494)	(1)	(7,936)	—	—	(7,937)
Stock-based compensation	—	—	—	—	18,622	—	—	18,622
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	(27,358)	—	(27,358)
Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501

Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	22	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	563,164	—	1,450	—	—	1,450
Issuance of common stock pursuant to settlement of restricted stock units	—	—	3,568,639	4	(4)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,105,291)	(1)	(11,095)	—	—	(11,096)
Stock-based compensation	—	—	—	—	38,786	—	—	38,786
Other comprehensive income	—	—	—	—	—	—	349	349
Net loss	—	—	—	—	—	(88,156)	—	(88,156)
Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	40,000	$39,879	107,025,691	$107	$699,225	$(462,970)	$(739)	$235,623
Issuance of convertible preferred stock, net	—	12	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	436,621	—	2,813	—	—	2,813
Issuance of common stock pursuant to settlement of restricted stock units	—	—	372,111	—	—	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(110,178)	—	(1,148)	—	—	(1,148)
Stock-based compensation	—	—	—	—	17,732	—	—	17,732
Other comprehensive loss	—	—	—	—	—	—	(251)	(251)
Net loss	—	—	—	—	—	(78,146)	—	(78,146)
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253

Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	23	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	645,120	—	4,628	—	—	4,628
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,056,468	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(316,750)	—	(3,743)	—	—	(3,743)
Stock-based compensation	—	—	—	—	35,654	—	—	35,654
Other comprehensive loss	—	—	—	—	—	—	(816)	(816)
Net loss	—	—	—	—	—	(168,952)	—	(168,952)
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2023, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, as well as our statements of cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

We completed the wind-down of our properties segment as of June 30, 2023, at which time it met the criteria for discontinued operations in our consolidated financial statements. As a result, certain amounts presented in prior period consolidated balance sheets and statements of comprehensive loss have been reclassified to conform to the current period financial statement presentation. The changes do not affect previously reported consolidated net loss or previously reported total assets, liabilities, or stockholders’ equity on our consolidated balance sheets. See Note 2 for additional information.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and its wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the respective periods. Our estimates include, but are not limited to, valuation of deferred income taxes, stock-based compensation, capitalization of website and software development costs, the incremental borrowing rate for the determination of the present value of lease payments, recoverability of intangible assets with finite lives, fair value of our mortgage loans held for sale (“LHFS”) and mortgage servicing rights, estimated useful life of intangible assets, fair value of reporting units for purposes of allocating and evaluating goodwill for impairment, and current expected credit losses on certain financial assets. The amounts ultimately realized from the affected assets or ultimately recognized as liabilities will depend on, among other factors, general business conditions and could differ materially in the near term from the carrying amounts reflected in the consolidated financial statements.

Recently Adopted Accounting Pronouncements—None applicable.

Recently Issued Accounting Pronouncements—None applicable.

Index to Notes to Financial Statements
Note 2: Discontinued Operations

In November 2022, our management and board of directors made the decision to wind down RedfinNow. The financial results of RedfinNow have historically been included in our properties segment. Winding-down RedfinNow was a strategic decision we made in order to focus our resources on our core businesses in the face of the rising cost of capital. The wind-down of our properties segment was complete as of June 30, 2023, at which time it met the criteria for discontinued operations in our consolidated financial statements.

The major classes of assets and liabilities of our discontinued operations were as follows:

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$111	$7,640
Accounts receivable, net	1,195	8,504
Inventory	—	114,232
Prepaid expenses	7	500
Other current assets	65	1,283
Total current assets of discontinued operations	1,378	132,159
Property and equipment, net	—	167
Right-of-use assets, net	—	1,142
Total assets of discontinued operations	$1,378	$133,468
Liabilities
Current liabilities
Accounts payable	$6	$754
Accrued and other liabilities	38	2,980
Lease liabilities	—	577
Total current liabilities of discontinued operations	44	4,311
Lease liabilities, noncurrent	—	392
Total liabilities of discontinued operations	$44	$4,703

Index to Notes to Financial Statements
The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$10,998	$257,866	$122,576	$632,396
Cost of revenue(1)	10,913	251,100	124,422	604,741
Gross profit (loss)	85	6,766	(1,846)	27,655
Operating expenses
Technology and development(1)	23	4,684	552	8,803
Marketing(1)	18	821	523	1,974
General and administrative(1)	115	3,209	638	6,035
Restructuring and reorganization	75	271	75	271
Total operating expenses	231	8,985	1,788	17,083
(Loss) income from discontinued operations	(146)	(2,219)	(3,634)	10,572
Interest expense	—	(1,403)	—	(3,052)
Other expense, net	—	(1)	—	(1)
Net (loss) income from discontinued operations	$(146)	$(3,623)	$(3,634)	$7,519

Net (loss) income from discontinued operations per share—basic and diluted	$0.00	$(0.03)	$(0.03)	$0.07
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Cost of revenue	$1	$265	$46	$651
Technology and development	4	933	86	1,788
Marketing	1	30	19	59
General and administrative	25	299	83	566
Total stock-based compensation	$31	$1,527	$234	$3,064

Significant non-cash items and capital expenditures of the discontinued operations were as follows:

	Six Months Ended June 30,
	2023	2022
Amortization of debt discount and debt issuance costs	$—	$301
Stock-based compensation	234	3,064
Depreciation and amortization	89	1,142
Capital expenditures	—	765
Cash paid for interest	—	2,751

Index to Notes to Financial Statements

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Six Months Ended June 30, 2023	Cumulative amount recognized
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

Restructuring and reorganization charges related to our continuing operations primarily consist of employee termination costs (including severance, retention, benefits, and payroll taxes) associated with the restructuring and reorganization activities from our acquisitions of Bay Equity LLC (“Bay Equity”), our mortgage business, and Rent Group Inc. (“Rent.”), our rentals business, and from our June 2022 and April 2023 workforce reductions. These expenses are included in restructuring and reorganization in our consolidated statements of comprehensive loss and in accrued and other liabilities on our consolidated balance sheets.

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue and gross profit. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have five operating segments and three reportable segments, real estate services, rentals, and mortgage. As a result of our decision to wind-down RedfinNow operations in November 2022, we report our properties segment as a discontinued operation as we completed wind-down of the business during the three months ended June 30, 2023.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, and other revenue.

Index to Notes to Financial Statements
Information on each of our reportable and other segments and reconciliation to net (loss) income from continuing operations is presented in the tables below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. We allocated indirect costs to each segment based on a reasonable allocation methodology, when such costs are significant to the performance measures of the segments.

	Three Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$180,641	$45,356	$38,426	$11,133	$—	$275,556
Cost of revenue	124,447	10,427	34,266	6,226	—	175,366
Gross profit	56,194	34,929	4,160	4,907	—	100,190
Operating expenses
Technology and development	28,044	16,304	734	1,118	941	47,141
Marketing	16,004	15,938	1,054	16	21	33,033
General and administrative	20,961	25,305	6,724	1,044	7,731	61,765
Restructuring and reorganization	—	—	—	—	6,106	6,106
Total operating expenses	65,009	57,547	8,512	2,178	14,799	148,045
(Loss) income from continuing operations	(8,815)	(22,618)	(4,352)	2,729	(14,799)	(47,855)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	28	(91)	153	20,553	20,643
Net (loss) income from continuing operations	$(8,815)	$(22,590)	$(4,443)	$2,882	$5,754	$(27,212)
(1) Included in revenue is $95 from providing services to our discontinued properties segment.

	Three Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$251,809	$38,248	$53,098	$5,894	$—	$349,049
Cost of revenue	177,698	7,901	46,316	5,898	—	237,813
Gross profit	74,111	30,347	6,782	(4)	—	111,236
Operating expenses
Technology and development	27,696	14,871	1,904	1,189	1,162	46,822
Marketing	40,765	13,086	1,843	71	157	55,922
General and administrative	24,341	21,824	9,450	850	12,058	68,523
Restructuring and reorganization	—	—	—	—	12,406	12,406
Total operating expenses	92,802	49,781	13,197	2,110	25,783	183,673
Loss from continuing operations	(18,691)	(19,434)	(6,415)	(2,114)	(25,783)	(72,437)
Interest income, interest expense, income tax expense, and other expense, net	(123)	232	(35)	11	(2,171)	(2,086)
Net loss from continuing operations	$(18,814)	$(19,202)	$(6,450)	$(2,103)	$(27,954)	$(74,523)
(1) Included in revenue is $4,740 from providing services to our discontinued properties segment.

Index to Notes to Financial Statements

	Six Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$307,937	$88,226	$74,915	$18,561	$—	$489,639
Cost of revenue	235,941	20,192	63,479	11,699	—	331,311
Gross profit	71,996	68,034	11,436	6,862	—	158,328
Operating expenses
Technology and development	56,939	32,268	1,377	2,342	1,878	94,804
Marketing	41,064	30,264	2,034	26	48	73,436
General and administrative	40,579	51,607	13,653	2,097	23,268	131,204
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	138,582	114,139	17,064	4,465	32,353	306,603
(Loss) income from continuing operations	(66,586)	(46,105)	(5,628)	2,397	(32,353)	(148,275)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	73	(151)	268	63,563	63,753
Net (loss) income from continuing operations	$(66,586)	$(46,032)	$(5,779)	$2,665	$31,210	$(84,522)
(1) Included in revenue is $1,244 from providing services to our discontinued properties segment.

	Six Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$429,295	$76,292	$56,015	$10,263	$—	$571,865
Cost of revenue	331,482	15,094	51,834	10,570	—	408,980
Gross profit	97,813	61,198	4,181	(307)	—	162,885
Operating expenses
Technology and development	54,435	29,154	4,251	2,225	2,278	92,343
Marketing	71,608	24,128	1,871	125	379	98,111
General and administrative	47,333	46,015	10,974	1,562	18,780	124,664
Restructuring and reorganization	—	—	—	—	18,115	18,115
Total operating expenses	173,376	99,297	17,096	3,912	39,552	333,233
Loss from continuing operations	(75,563)	(38,099)	(12,915)	(4,219)	(39,552)	(170,348)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(123)	701	(35)	12	(6,678)	(6,123)
Net loss from continuing operations	$(75,686)	$(37,398)	$(12,950)	$(4,207)	$(46,230)	$(176,471)
(1) Included in revenue is $9,963 from providing services to our discontinued properties segment.

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

Notional Amounts	June 30, 2023	December 31, 2022
Forward sales commitments	$438,508	$301,548
IRLCs	304,973	210,787

The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Classification	2023	2022	2023	2022
Forward sales commitments	Revenue	$2,285	$(9,870)	$2,032	$(9,845)
IRLCs	Revenue	(5,302)	4,054	2,572	4,029

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$86,774	$86,774	$—	$—
Total cash equivalents	86,774	86,774	—	—
Short-term investments
U.S. treasury securities	51,168	51,168	—	—
Agency bonds	49,475	49,475	—	—
Total short-term investments	100,643	100,643	—	—
Loans held for sale	233,550	—	233,550	—
Other current assets
Forward sales commitments	1,916	—	1,916	—
IRLCs	4,163	—	—	4,163
Total other current assets	6,079	—	1,916	4,163
Mortgage servicing rights, at fair value	35,503	—	—	35,503
Long-term investments
U.S. treasury securities	5,473	5,473	—	—
Total long-term investments	5,473	5,473	—	—
Total assets	$468,022	$192,890	$235,466	$39,666
Liabilities
Accrued liabilities
Forward sales commitments	$88	$—	$88	$—
IRLCs	293	—	—	293
Total liabilities	$381	$—	$88	$293

Index to Notes to Financial Statements

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$186,410	$186,410	$—	$—
Total cash equivalents	186,410	186,410	—	—
Short-term investments
U.S. treasury securities	96,925	96,925	—	—
Agency bonds	25,334	25,334	—	—
Total short-term investments	122,259	122,259	—	—
Loans held for sale	199,604	—	199,604	—
Other current assets
Forward sales commitments	1,669	—	1,669	—
IRLCs	2,338	—	—	2,338
Total other current assets	4,007	—	1,669	2,338
Mortgage servicing rights, at fair value	36,261	—	—	36,261
Long-term investments
U.S. treasury securities	29,480	29,480	—	—
Total assets	$578,021	$338,149	$201,273	$38,599
Liabilities
Accrued liabilities
Forward sales commitments	$1,873	$—	$1,873	$—
IRLCs	1,041	—	—	1,041
Total liabilities	$2,914	$—	$1,873	$1,041

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.
The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		June 30, 2023		December 31, 2022
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	74.1% - 100.0%	91.9%	62.0% - 100.0%	91.0%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 12.0%	6.6%	6.0% - 14.4%	6.6%
Default rates	Discounted cash flow	0.1% - 0.6%	0.1%	0.0% - 0.5%	0.1%
Discount rate	Discounted cash flow	9.5% - 12.3%	9.6%	9.5% - 12.4%	9.6%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, net—beginning of period	$9,170	$243	$1,297	$1,155
IRLCs acquired in business combination	—	4,326	—	4,326
Issuances of IRLCs	13,168	18,017	29,131	20,300
Settlements of IRLCs	(16,353)	(14,099)	(26,591)	(17,268)
Fair value changes recognized in earnings	(2,115)	1,024	33	998
Balance, net—end of period	$3,870	$9,511	$3,870	$9,511

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance—beginning of period	$35,061	$—	$36,261	$—
MSRs acquired in business combination	—	33,982	—	33,982
MSRs originated	232	964	579	964
MSRs sales	(399)	(774)	(738)	(774)
Fair value changes recognized in earnings	609	878	(599)	878
Balance, net—end of period	$35,503	$35,050	$35,503	$35,050

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	June 30, 2023		December 31, 2022
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$23,506	$23,264	$23,431	$22,147
2025 notes	268,122	223,668	512,683	309,292
2027 notes	566,594	399,625	565,474	267,398

The difference between the principal amounts of our 2023 notes, our 2025 notes, and our 2027 notes, which were $23,512, $270,706, and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. Based on the closing price of our common stock of $12.42 on June 30, 2023, the if-converted values of all three convertible notes were less than the principal amounts, respectively. See Note 14 for additional details on our convertible senior notes.

See Note 10 for the carrying amount of our convertible preferred stock.

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	June 30, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$32,002	$—	$—	$32,002	$32,002	$—	$—
Money markets funds	Level 1	86,774	—	—	86,774	86,774	—	—
Restricted cash	N/A	2,377	—	—	2,377	2,377	—	—
U.S. treasury securities	Level 1	56,833	10	(202)	56,641	—	51,168	5,473
Agency bonds	Level 1	49,606	2	(133)	49,475	—	49,475	—
Total		$227,592	$12	$(335)	$227,269	$121,153	$100,643	$5,473

	December 31, 2022
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$53,430	$—	$—	$53,430	$45,790	$—	$—
Money markets funds	Level 1	186,410	—	—	186,410	186,410	—	—
Restricted cash	N/A	2,406	—	—	2,406	2,406	—	—
U.S. treasury securities	Level 1	127,130	28	(753)	126,405	—	96,925	29,480
Agency bonds	Level 1	25,339	—	(5)	25,334	—	25,334	—
Total		$394,715	$28	$(758)	$393,985	$234,606	$122,259	$29,480

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high-quality credit rating issued by various credit agencies.

As of June 30, 2023 and December 31, 2022, we had accrued interest of $487 and $576, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	June 30, 2023	December 31, 2022
Leasehold improvements	Shorter of lease term or economic life	$32,290	$32,262
Website and software development costs	2 - 3	65,506	62,963
Computer and office equipment	3 - 5	20,091	19,702
Software	3	1,858	1,871
Furniture	7	8,126	7,911
Property and equipment, gross		127,871	124,709
Accumulated depreciation and amortization		(87,395)	(76,597)
Construction in progress		8,765	6,827
Property and equipment, net		$49,241	$54,939

Index to Notes to Financial Statements
The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization for property and equipment	$7,382	$5,974	$14,563	$11,324
Capitalized software development costs, including stock-based compensation	4,291	4,423	8,846	10,291

Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$3,103	$3,629	$6,417	$5,963
Operating lease cost(1)	Operating expenses	2,630	1,580	5,155	3,087
Total operating lease cost		$5,733	$5,209	$11,572	$9,050

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$15	$15	$31	$31
Interest on lease liabilities	Cost of revenue	1	2	3	4
Total finance lease cost		$16	$17	$34	$35
(1) Includes lease expense with initial terms of twelve months or less of $782 and $1,047 for the three months ended June 30, 2023 and 2022, respectively, and $1,630 and $1,423 for the six months ended June 30, 2023 and 2022, respectively.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2023, excluding the six months ended June 30, 2023	$9,225	$26	$1,065	$10,316
2024	16,746	43	622	17,411
2025	12,703	22	279	13,004
2026	9,934	—	204	10,138
2027	5,045	—	90	5,135
Thereafter	836	—	70	906
Total lease payments	$54,489	$91	$2,330	$56,910
Less: Interest(1)	3,959	4
Present value of lease liabilities	$50,530	$87
(1) Includes interest on operating leases of $1,843 and financing lease of $3 within the next twelve months.

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining operating lease term (years)	3.5	3.6
Weighted-average remaining finance lease term (years)	1.9	2.4
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

Index to Notes to Financial Statements

	Six Months Ended June 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,965	$9,567
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	25	24
Right of use assets obtained in exchange for lease liabilities
Operating leases	$6,256	$1,745
Finance leases	—	477

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

On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement is subject to court approval. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements. The motion for preliminary approval of the class settlement was granted by the court on May 4, 2023.

Index to Notes to Financial Statements

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of June 30, 2023, we held $56,306 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		June 30, 2023			December 31, 2022
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(19,573)	$63,117	$82,690	$(14,856)	$67,834
Developed technology	3.3	66,340	(49,174)	17,166	66,340	(38,465)	27,875
Customer relationships	10	81,360	(18,865)	62,495	81,360	(14,797)	66,563
Total		$230,390	$(87,612)	$142,778	$230,390	$(68,118)	$162,272

Amortization expense amounted to $9,747 and $9,747 for the three months ended June 30, 2023 and 2022, respectively, and $19,494 and $18,673 for the six months ended June 30, 2023 and 2022, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of June 30, 2023:

2023, excluding the six months ended June 30, 2023	$19,494
2024	23,741
2025	17,618
2026	17,380
2027	15,633
Thereafter	48,912
Estimated remaining amortization expense	$142,778

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of June 30, 2023 and December 31, 2022	$250,231	$159,151	$51,967	$461,349

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$69,465	$74,079
Miscellaneous accrued liabilities	27,084	27,023
Customer contract liabilities	6,019	5,661
Total accrued and other liabilities	$102,568	$106,763

Index to Notes to Financial Statements
Note 10: Mezzanine Equity

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

As of June 30, 2023, the carrying value of our convertible preferred stock, net of issuance costs, is $39,936, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on July 3, 2023. These shares are included in basic and diluted net loss per share attributable to common stock in Note 13. As of June 30, 2023, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Our convertible preferred stock may also be automatically converted to shares of our common stock. If the closing price of our common stock exceeds $27.32 per share following April 1, 2023 until 30 trading days prior to November 30, 2024, for each day of any 30 consecutive trading days, then each outstanding share of preferred stock will automatically convert into a number of shares of our common stock at a rate per share of preferred stock equal to the issue price divided by the conversion price. Upon an automatic conversion, a holder will also receive any dividend shares resulting from accrued dividends.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of June 30, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of June 30, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	2,683,718	3,282,789
Restricted stock units outstanding	15,590,985	15,731,632
Shares available for future equity grants	11,106,336	7,951,616
Total shares reserved for future issuance	29,381,039	26,966,037

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our ESPP as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Shares available for issuance at beginning of period	4,695,361	5,865,467
Shares issued during the period	(1,150,703)	(1,170,106)
Total shares available for future issuance at end of period	3,544,658	4,695,361

Stock Options—Option activity for the six months ended June 30, 2023 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,282,789	$9.10	2.90	$1,145
Options exercised	(563,164)	2.56
Options expired	(35,907)	9.93
Outstanding as of June 30, 2023	2,683,718	10.46	2.89	9,783
Options exercisable as of June 30, 2023	2,683,718	10.46	2.89	9,783

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of June 30, 2023. We did not recognize any option-related expense during the six months ended June 30, 2023.

Restricted Stock Units—Restricted stock unit activity for the six months ended June 30, 2023 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2023	15,731,632	$11.53
Granted	4,614,736	9.41
Vested	(3,568,639)	13.18
Forfeited or canceled	(1,186,744)	12.03
Outstanding or deferred as of June 30, 2023(1)	15,590,985	10.49
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of June 30, 2023 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2023, there was $137,449 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.39 years.

Index to Notes to Financial Statements
As of June 30, 2023, there were 2,343,777 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PSU expense	$1,731	$976	$3,380	$1,669
Expense due to reassessment of achievement related to prior periods	(586)	—	(390)	—
Total expense	$1,145	$976	$2,990	$1,669

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$3,001	$3,615	$7,136	$6,605
Technology and development(1)	8,241	6,768	16,368	13,877
Marketing	1,254	894	2,499	1,937
General and administrative	5,025	4,009	10,345	8,118
Stock-based compensation from continuing operations	17,521	15,286	36,348	30,537
Stock-based compensation from discontinued operations(1)	31	1,527	234	3,064
Total stock-based compensation	$17,552	$16,813	$36,582	$33,601
(1) Net of $1,070 and $919 of stock-based compensation that was capitalized in the three months ended June 30, 2023 and 2022, respectively, and $2,204 and $2,053 for the six months ended June 30, 2023 and 2022, respectively.

Note 12: Net Loss from Continuing Operations per Share Attributable to Common Stock

Net loss from continuing operations per share attributable to common stock is computed by dividing the net loss from continuing operations attributable to common stock by the weighted-average number of common shares outstanding. We have outstanding stock options, restricted stock units, options to purchase shares under our ESPP, convertible preferred stock, and convertible senior notes, which are considered in the calculation of diluted net loss from continuing operations per share whenever doing so would be dilutive.

We calculate basic and diluted net loss from continuing operations per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be participating securities. Under the two-class method, net loss from continuing operations attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 11.

Index to Notes to Financial Statements
The calculation of basic and diluted net loss from continuing operations per share attributable to common stock was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(27,212)	$(74,523)	$(84,522)	$(176,471)
Dividends on convertible preferred stock	(297)	(350)	(523)	(1,144)
Net loss from continuing operations attributable to common stock—basic and diluted	$(27,509)	$(74,873)	$(85,045)	$(177,615)
Denominator:
Weighted-average shares—basic and diluted(1)	111,678,417	107,396,575	110,895,358	107,032,381
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.25)	$(0.70)	$(0.77)	$(1.66)
(1) Basic and diluted weighted-average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2023 notes as if converted	769,623	769,623	769,623	769,623
2025 notes as if converted	3,733,577	9,119,960	3,733,577	9,119,960
2027 notes as if converted	6,147,900	6,147,900	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	2,683,718	3,513,601	2,683,718	3,513,601
Restricted stock units outstanding(1)(2)	15,552,547	10,119,140	15,552,547	10,119,140
Total	30,927,365	31,710,224	30,927,365	31,710,224
(1) Excludes 2,343,777 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(2) Excludes 38,438 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of June 30, 2023.

Note 13: Income Taxes

During the six months ended June 30, 2023, we recorded an income tax expense of $643 as a component of continuing operations, resulting in an effective tax rate of (0.76)% with respect to continuing operations, and an effective tax rate of (0.72)% with respect to our total net loss from both continuing and discontinued operations, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our June 30, 2022 effective tax rate of (0.17)% is primarily a result of current state income taxes which were partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2, 2021 acquisition of Rent.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the six months ended June 30, 2023 and 2022. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Index to Notes to Financial Statements
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with our acquisition of Rent., Rent. experienced an ownership change that triggered Section 382. As of September 30, 2021, Rent. completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in the availability of Rent.'s pre-change NOLs for future use.

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

	June 30, 2023			December 31, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$75,000	$32,140	7.01%	$75,000	$27,288	5.89%
Comerica Bank	75,000	6,636	7.22%	75,000	26,526	6.36%
Origin Bank	75,000	35,128	7.01%	75,000	23,739	5.98%
M&T Bank	50,000	24,298	7.21%	50,000	19,126	6.45%
Prosperity Bank	100,000	45,688	7.05%	100,000	35,856	6.18%
Republic Bank & Trust Company	75,000	48,868	7.15%	75,000	26,636	5.81%
Wells Fargo Bank, N.A.	100,000	35,043	7.23%	100,000	31,338	6.41%
Total	$550,000	$227,801		$550,000	$190,509

Index to Notes to Financial Statements
Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2023 notes	July 15, 2023	1.75%	2.45%	January 15, 2019	January 15; July 15	32.7332
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2023 notes on July 23, 2018, with an aggregate principal amount of $143,750. Subsequent to the issuance date, we repurchased or settled conversions of an aggregate of $120,238 of our 2023 notes. On July 20, 2021, our 2023 notes became redeemable by us, but we did not exercise our redemption right during the three months ended June 30, 2023. The 2023 notes were fully repaid in cash on July 15, 2023.

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended June 30, 2023, we repurchased and retired approximately $95,800 in aggregate principal amount of our 2025 notes at a price of $74,746 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $20,082 for the three months ended June 30, 2023. In the six months ended June 30, 2023, we repurchased and retired approximately $248,022 in aggregate principal amount of our 2025 notes at a price of $183,020 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $62,352 for the six months ended June 30, 2023.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	June 30, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$6	$23,506
2025 notes	270,706	2,584	268,122
2027 notes	575,000	8,406	566,594

	December 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$81	$23,431
2025 notes	518,728	6,045	512,683
2027 notes	575,000	9,526	565,474

Index to Notes to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2023 notes
Contractual interest expense	$103	$103	$206	$206
Amortization of debt issuance costs	38	38	75	75
Total interest expense	$141	$141	$281	$281

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt issuance costs	1,306	690	3,462	1,380
Total interest expense	$1,306	$690	$3,462	$1,380

2027 notes
Contractual interest expense	719	719	1,438	1,438
Amortization of debt issuance costs	560	560	1,120	1,120
Total interest expense	$1,279	$1,279	$2,558	$2,558

Total
Contractual interest expense	822	822	1,644	1,644
Amortization of debt issuance costs	1,904	1,288	4,657	2,575
Total interest expense	$2,726	$2,110	$6,301	$4,219

Conversion of Our Convertible Senior Notes

Prior to the free conversion date, a holder of each tranche of our convertible senior notes may convert its notes in multiples of $1,000 principal amount only if one or more of the conditions described below is satisfied. On or after the free conversion date, a holder may convert its notes in such multiples without any conditions. The free conversion date is July 15, 2025 for our 2025 notes and January 1, 2027 for our 2027 notes.

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

Index to Notes to Financial Statements
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

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the second quarter of 2023, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Our real estate services transaction volume decreased by 27% in the third and fourth quarters of 2022, compared to the prior year. This stands in contrast to the 2% that our real estate services transaction volume decreased in the first and second quarters of 2022, compared to the prior year. Bay Equity also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from refinancing prior mortgages.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

In June 2022, we laid off 442 employees, which represented approximately eight percent of total employees. In November 2022, we laid off 862 employees, which represented 13% of total employees. In April 2023, we laid off 200 employees, which represented four percent of total employees. From April 2022, after completing the acquisition of Bay Equity, through the end of June 2023, through involuntary reductions and attrition, we reduced our total number of employees by 35%, including a reduction in lead agents of 35%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

Also in November of 2022, we decided to wind-down our properties segment, which included RedfinNow. This was a strategic decision we made in order to focus our resources on our core business in the face of the rising cost of capital. We completed the wind-down of our properties segment in the second quarter of 2023. Results for the properties segment are now reported in discontinued operations for all periods presented. The following discussion and analysis of our financial condition and results of operations include our continued operations for all periods presented.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Monthly average visitors (in thousands)	52,308	50,440	43,847	50,785	52,698	51,287	44,665	49,147
Real estate services transactions
Brokerage	13,716	10,301	12,743	18,245	20,565	15,001	19,428	21,929
Partner	3,952	3,187	2,742	3,507	3,983	3,417	4,603	4,755
Total	17,668	13,488	15,485	21,752	24,548	18,418	24,031	26,684
Real estate services revenue per transaction
Brokerage	$12,376	$11,556	$10,914	$11,103	$11,692	$11,191	$10,900	$11,107
Partner	2,756	2,592	2,611	2,556	2,851	2,814	2,819	2,990
Aggregate	10,224	9,438	9,444	9,725	10,258	9,637	9,352	9,661
U.S. market share by units(1)	0.75%	0.79%	0.76%	0.80%	0.83%	0.79%	0.78%	0.78%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	55%	53%	57%	58%	59%	57%	61%	62%
Average number of lead agents	1,792	1,876	2,022	2,293	2,640	2,750	2,485	2,370
Mortgage originations by dollars (in millions)	$1,282	$991	$1,036	$1,557	$1,565	$159	$242	$258
Mortgage originations by units (in ones)	3,131	2,444	2,631	3,720	3,860	414	591	671
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

We calculate our market share by aggregating the number of brokerage and partner real estate services transactions. We then divide that number by two times the aggregate number of U.S. home sales, in order to account for both the sell- and buy-side components of each home sale. We obtain the aggregate number of U.S. home sales from the National Association of REALTORS® ("NAR"). NAR data for the most recent period is preliminary and may subsequently be updated.

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

Components of Our Results of Operations

Revenue

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages.

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

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, customer fulfillment costs related to our rentals segment, office and occupancy expenses, interest expense on our mortgage related warehouse facilities, and depreciation and amortization related to fixed assets and acquired intangible assets.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our segments, real estate services revenue per transaction, agent and support-staff productivity, and personnel costs and transaction bonuses.

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

Restructuring and Reorganization

Restructuring and reorganization expenses consist primarily of personnel-related costs associated with employee terminations, furloughs, or retention payments associated with wind-down activities.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments, and interest income related to originated mortgage loans.

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and six months ended June 30, 2023, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 14 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our secured revolving credit facility and our warehouse credit facilities. See Note 14 to our consolidated financial statements for information regarding interest for the facility.

Income Tax Expense

Income tax expense primarily relates to current state income taxes recorded for the year, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created through our April 2, 2021 acquisition of Rent.

Gain on Extinguishment of Convertible Senior Notes

Gain on extinguishment of convertible senior notes relates to gains recognized on the repurchase of our convertible senior notes. See Note 14 to our consolidated financial statements for information regarding our convertible senior notes.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized gains and losses on investments. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Revenue	$275,556	$349,049	$489,639	$571,865
Cost of revenue(1)	175,366	237,813	331,311	408,980
Gross profit	100,190	111,236	158,328	162,885
Operating expenses
Technology and development(1)	47,141	46,822	94,804	92,343
Marketing(1)	33,033	55,922	73,436	98,111
General and administrative(1)	61,765	68,523	131,204	124,664
Restructuring and reorganization	6,106	12,406	7,159	18,115
Total operating expenses	148,045	183,673	306,603	333,233
Loss from operations	(47,855)	(72,437)	(148,275)	(170,348)
Interest income	2,704	554	6,110	774
Interest expense	(1,766)	(2,217)	(3,688)	(4,429)
Income tax expense	(233)	(159)	(643)	(293)
Gain on extinguishment of convertible notes	20,083	—	62,353	—
Other expense, net	(145)	(264)	(379)	(2,175)
Net loss from continuing operations	$(27,212)	$(74,523)	$(84,522)	$(176,471)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Cost of revenue	$3,001	$3,615	$7,136	$6,605
Technology and development	8,241	6,768	16,368	13,877
Marketing	1,254	894	2,499	1,937
General and administrative	5,025	4,009	10,345	8,118
Total stock-based compensation from continuing operations	$17,521	$15,286	$36,348	$30,537

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	63.6	68.1	67.7	71.5
Gross profit	36.4	31.9	32.3	28.5
Operating expenses
Technology and development(1)	17.1	13.4	19.4	16.1
Marketing(1)	12.0	16.0	15.0	17.2
General and administrative(1)	22.4	19.6	26.8	21.8
Restructuring	2.2	3.6	1.5	3.2
Total operating expenses	53.7	52.6	62.7	58.3
Loss from operations	(17.3)	(20.7)	(30.4)	(29.8)
Interest income	1.0	0.2	1.2	0.1
Interest expense	(0.6)	(0.6)	(0.8)	(0.8)
Income tax expense	(0.1)	0.0	(0.1)	(0.1)
Gain on extinguishment of convertible notes	7.3	0.0	12.7	0.0
Other expense, net	(0.1)	(0.1)	(0.1)	(0.4)
Net loss from continuing operations	(9.8)%	(21.4)%	(17.5)%	(31.0)%

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(as a percentage of revenue)

Cost of revenue	1.1%	1.0%	1.5%	1.2%
Technology and development	3.0	1.9	3.3	2.4
Marketing	0.5	0.3	0.5	0.3
General and administrative	1.8	1.2	2.1	1.4
Total	6.4%	4.4%	7.4%	5.3%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$169,749	$240,454	$(70,705)	(29)%
Partner	10,892	11,355	(463)	(4)
Total real estate services	180,641	251,809	(71,168)	(28)
Rentals	45,356	38,248	7,108	19
Mortgage	38,426	53,098	(14,672)	(28)
Other	11,133	5,894	5,239	89
Total revenue	$275,556	$349,049	$(73,493)	(21)
Percentage of revenue
Real estate services
Brokerage	61.6%	68.9%
Partner	4.0	3.3
Total real estate services	65.6	72.2
Rentals	16.5	11.0
Mortgage	13.9	15.2
Other	4.0	1.6
Total revenue	100.0%	100.0%

In the three months ended June 30, 2023, revenue decreased by $73.5 million, or 21%, as compared with the same period in 2022. This decrease in revenue was primarily attributable to a $71.2 million decrease in real estate services revenue. Brokerage revenue decreased by $70.7 million, and partner revenue decreased by $0.5 million. Brokerage revenue decreased 29% during the period, driven by a 33% decrease in brokerage transactions and a 6% increase in brokerage revenue per transaction with the elimination of our homebuyer commission refund more than offsetting a 6% decrease in average home prices for brokerage transactions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$124,447	$177,698	$(53,251)	(30)%
Rentals	10,427	7,901	2,526	32
Mortgage	34,266	46,316	(12,050)	(26)
Other	6,226	5,898	328	6
Total cost of revenue	$175,366	$237,813	$(62,447)	(26)

Gross profit
Real estate services	$56,194	$74,111	$(17,917)	(24)%
Rentals	34,929	30,347	4,582	15
Mortgage	4,160	6,782	(2,622)	(39)
Other	4,907	(4)	4,911	122,775
Total gross profit	$100,190	$111,236	$(11,046)	(10)

Gross margin (percentage of revenue)
Real estate services	31.1%	29.4%
Rentals	77.0	79.3
Mortgage	10.8	12.8
Other	44.1	(0.1)
Total gross margin	36.4	31.9

In the three months ended June 30, 2023, total cost of revenue decreased by $62.4 million, or 26%, as compared with the same period in 2022. This decrease in cost of revenue was primarily attributable to a $57.1 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

In the three months ended June 30, 2023, total gross margin increased 450 basis points as compared with the same period in 2022, driven primarily by increases in real estate services and other gross margin. This was partially offset by decreases in mortgage and rentals gross margin.

In the three months ended June 30, 2023, real estate services gross margin increased 170 basis points as compared with the same period in 2022. This was primarily attributable to a 410 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 110 basis point increase in home improvement costs incurred on behalf of home sellers, a 40 basis point increase in home-touring and field expenses, and a 40 basis point increase in listing expenses, each as a percentage of revenue.

In the three months ended June 30, 2023, rentals gross margin decreased 230 basis points as compared with the same period in 2022. This was primarily attributable to a 500 basis point increase in marketing expense as a percentage of revenue and due to expanded services.

In the three months ended June 30, 2023, mortgage gross margin decreased 200 basis points as compared with the same period in 2022. This was primarily attributable to an 800 basis point increase in production costs as a percentage of revenue. This was partially offset by a 550 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended June 30, 2023, other gross margin increased 4,420 basis points as compared with the same period in 2022. This was primarily attributable to a 2,870 basis point decrease in personnel costs and transaction bonuses, and an 890 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$47,141	$46,822	$319	1%
Marketing	33,033	55,922	(22,889)	(41)
General and administrative	61,765	68,523	(6,758)	(10)
Restructuring	6,106	12,406	(6,300)	(51)
Total operating expenses	$148,045	$183,673	$(35,628)	(19)
Percentage of revenue
Technology and development	17.1%	13.4%
Marketing	12.0	16.0
General and administrative	22.4	19.6
Restructuring and reorganization	2.2	3.6
Total operating expenses	53.7%	52.6%

In the three months ended June 30, 2023, technology and development expenses increased by $0.3 million, or 1%, as compared with the same period in 2022. The increase was primarily attributable to a $0.1 million increase in personnel costs.

In the three months ended June 30, 2023, marketing expenses decreased by $22.9 million, or 41%, as compared with the same period in 2022. The decrease was primarily attributable to a $23.1 million decrease in marketing media costs as we reduced advertising.

In the three months ended June 30, 2023, general and administrative expenses decreased by $6.8 million, or 10%, as compared with the same period in 2022. The decrease was primarily attributable to a $2.8 million decrease in legal expenses, a $2.3 million decrease in personnel costs, and a $1.5 million decrease in acquisition-related expenses.

In the three months ended June 30, 2023, restructuring and reorganization expenses decreased by $6.3 million, or 51%, as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities in the three months ended June 30, 2023 as compared with the same period in 2022.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$2,704	$554	$2,150	388%
Interest expense	(1,766)	(2,217)	451	20
Income tax expense	(233)	(159)	(74)	(47)
Gain on extinguishment of convertible senior notes	20,083	—	20,083	n/a
Other expense, net	(145)	(264)	119	45
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$20,643	$(2,086)	$22,729	1,090
Percentage of revenue
Interest income	1.0%	0.2%
Interest expense	(0.6)	(0.6)
Income tax expense	(0.1)	0.0
Gain on extinguishment of convertible senior notes	7.3	0.0
Other expense, net	(0.1)	(0.1)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	7.5%	(0.5)%

In the three months ended June 30, 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $22.7 million as compared to the same period in 2022.

Interest expense decreased by $0.5 million due primarily to the closing of our secured revolving credit facility.

Gain on extinguishment of convertible senior notes increased by $20.1 million, due to our paying down a portion of our 2025 notes at a discount, and there was no such activity in 2022. See Note 14 to our consolidated financial statements for further information on these transactions.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$288,784	$408,326	$(119,542)	(29)%
Partner	19,153	20,969	(1,816)	(9)
Total real estate services	307,937	429,295	(121,358)	(28)
Rentals	88,226	76,292	11,934	16
Mortgage	74,915	56,015	18,900	34
Other	18,561	10,263	8,298	81
Total revenue	$489,639	$571,865	$(82,226)	(14)
Percentage of revenue
Real estate services
Brokerage	59.0%	71.4%
Partner	3.9	3.7
Total real estate services	62.9	75.1
Rentals	18.0	13.3
Mortgage	15.3	9.8
Other	3.8	1.8
Total revenue	100.0%	100.0%

In the six months ended June 30, 2023, revenue decreased by $82.2 million, or 14%, as compared with the same period in 2022. This decrease was partially offset by $74.9 million in revenue resulting from our acquisition of Bay Equity, and there were $53.4 million of such revenues in the six months ended June 30, 2022. Excluding these revenues from Bay Equity, this decrease in revenue was primarily attributable to a $121.4 million decrease in real estate services revenue. Brokerage revenue decreased by $119.5 million, and partner revenue decreased by $1.8 million. Brokerage revenue decreased 29% during the period, driven by a 32% decrease in brokerage transactions and a 5% increase in brokerage revenue per transaction with the elimination of our homebuyer commission refund more than offsetting a 7% decrease in average home prices for brokerage transactions.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$235,941	$331,482	$(95,541)	(29)%
Rentals	20,192	15,094	5,098	34
Mortgage	63,479	51,834	11,645	22
Other	11,699	10,570	1,129	11
Total cost of revenue	$331,311	$408,980	$(77,669)	(19)

Gross profit
Real estate services	$71,996	$97,813	$(25,817)	(26)%
Rentals	68,034	61,198	6,836	11
Mortgage	11,436	4,181	7,255	174
Other	6,862	(307)	7,169	2,335
Total gross profit	$158,328	$162,885	$(4,557)	(3)

Gross margin (percentage of revenue)
Real estate services	23.4%	22.8%
Rentals	77.1	80.2
Mortgage	15.3	7.5
Other	37.0	(3.0)
Total gross margin	32.3	28.5

In the six months ended June 30, 2023, total cost of revenue decreased by $77.7 million, or 19%, as compared with the same period in 2022. This decrease was partially offset by $63.3 million in costs resulting from our acquisition of Bay Equity, and there were $44.1 million of such costs in the six months ended June 30, 2022. Excluding these expenses from Bay Equity, this decrease in cost of revenue was primarily attributable to an $83.6 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

In the six months ended June 30, 2023, total gross margin increased 380 basis points as compared with the same period in 2022, driven primarily by increases in real estate services, mortgage, and other gross margin.

In the six months ended June 30, 2023, real estate services gross margin increased 60 basis points as compared with the same period in 2022. This was primarily attributable to a 290 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 100 basis point increase in costs from our annual, in-person company event, which we did not conduct in the same period in 2022, a 40 basis point increase in home repair costs, and a 40 basis point increase in listing expenses, each as a percentage of revenue.

In the six months ended June 30, 2023, rentals gross margin decreased 310 basis points as compared with the same period in 2022. This was primarily attributable to a 520 basis point increase in marketing expense as a percentage of revenue and due to expanded services.

In the six months ended June 30, 2023, mortgage gross margin increased 780 basis points as compared with the same period in 2022. This was primarily attributable to a 1,300 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 680 basis point increase in production costs as a percentage of revenue.

In the six months ended June 30, 2023, other gross margin increased 4,000 basis points. This was primarily attributable to a 2,560 basis point decrease in personnel costs and transaction bonuses, and an 870 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$94,804	$92,343	$2,461	3%
Marketing	73,436	98,111	(24,675)	(25)
General and administrative	131,204	124,664	6,540	5
Restructuring	7,159	18,115	(10,956)	(60)
Total operating expenses	$306,603	$333,233	$(26,630)	(8)
Percentage of revenue
Technology and development	19.4%	16.1%
Marketing	15.0	17.2
General and administrative	26.8	21.8
Restructuring and reorganization	1.5	3.2
Total operating expenses	62.7%	58.3%

In the six months ended June 30, 2023, technology and development expenses increased by $2.5 million, or 3%, as compared with the same period in 2022. This increase was partially offset by $0.8 million in costs resulting from our acquisition of Bay Equity, and there were $0.7 million of such expenses in the six months ended June 30, 2022. Excluding these expenses from Bay Equity, the increase was primarily attributable to a $1.2 million increase in personnel costs.

In the six months ended June 30, 2023, marketing expenses decreased by $24.7 million, or 25%, as compared with the same period in 2022. This decrease was partially offset by $2.0 million in costs resulting from our acquisition of Bay Equity, and there were $1.8 million of such expenses in the six months ended June 30, 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $25.7 million decrease in marketing media costs as we reduced advertising.

In the six months ended June 30, 2023, general and administrative expenses increased by $6.5 million, or 5%, as compared with the same period in 2022. Included in the increase was $13.5 million resulting from our acquisition of Bay Equity, and there were $8.4 million of such expenses in the six months ended June 30, 2022. Excluding these expenses from Bay Equity, general and administrative expenses increased by $1.4 million. The increase was primarily attributable to $5.9 million in costs associated with our annual, in-person company event, which we did not conduct in the same period in 2022, and a $2.0 million increase in office and occupancy expenses as we were terminating a lease. This was partially offset by a $2.4 million decrease in acquisition-related expenses, a $2.0 million decrease in legal expenses, and a $1.9 million decrease in personnel costs.

In the six months ended June 30, 2023, restructuring and reorganization expenses decreased by $11.0 million, or 60% as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities in the three months ended June 30, 2023 as compared with the same period in 2022.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$6,110	$774	$5,336	689%
Interest expense	(3,688)	(4,429)	741	17
Income tax expense	(643)	(293)	(350)	(119)
Gain on extinguishment of convertible senior notes	62,353	—	62,353	n/a
Other expense, net	(379)	(2,175)	1,796	83
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$63,753	$(6,123)	$69,876	1,141
Percentage of revenue
Interest income	1.2%	0.1%
Interest expense	(0.8)	(0.8)
Income tax expense	(0.1)	(0.1)
Gain on extinguishment of convertible senior notes	12.7	0.0
Other expense, net	(0.1)	(0.4)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	12.9%	(1.2)%

In the six months ended June 30, 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $69.9 million as compared to the same period in 2022.

Interest expense decreased by $0.7 million due primarily to the closing of our secured revolving credit facility.

Gain on extinguishment of convertible senior notes increased by $62.4 million, due to our paying down a portion of our 2025 notes at a discount, and there was no such activity for the same period in 2022. See Note 14 to our consolidated financial statements for further information on these transactions.

Other expense, net decreased by $1.8 million primarily due to the sale of one of our equity investments at a loss in the six months ended June 30, 2022, and we had no such transaction in the six months ended June 30, 2023.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and six months ended June 30, 2023 and 2022.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Three Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$180,641	$45,356	$38,426	$11,133	$—	$275,556
Cost of revenue	124,447	10,427	34,266	6,226	—	175,366
Gross profit	56,194	34,929	4,160	4,907	—	100,190
Operating expenses
Technology and development	28,044	16,304	734	1,118	941	47,141
Marketing	16,004	15,938	1,054	16	21	33,033
General and administrative	20,961	25,305	6,724	1,044	7,731	61,765
Restructuring and reorganization	—	—	—	—	6,106	6,106
Total operating expenses	65,009	57,547	8,512	2,178	14,799	148,045
(Loss) income from continuing operations	(8,815)	(22,618)	(4,352)	2,729	(14,799)	(47,855)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	28	(91)	153	20,553	20,643
Net (loss) income from continuing operations	$(8,815)	$(22,590)	$(4,443)	$2,882	$5,754	$(27,212)
(1) Included in revenue is $0.1 million from providing services to our discontinued properties segment.

	Three Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(8,815)	$(22,590)	$(4,443)	$2,882	$5,754	$(27,212)
Interest income(1)	—	(77)	(3,686)	(153)	(2,467)	(6,383)
Interest expense(2)	—	—	3,990	—	1,766	5,756
Income tax expense	—	43	83	—	107	233
Depreciation and amortization	5,264	10,235	994	307	329	17,129
Stock-based compensation(3)	12,297	3,709	823	561	131	17,521
Acquisition-related costs(4)	—	—	—	—	8	8
Restructuring and reorganization(5)	—	—	—	—	6,106	6,106
Gain on extinguishment of convertible senior notes	—	—	—	—	(20,083)	(20,083)
Adjusted EBITDA	$8,746	$(8,680)	$(2,239)	$3,597	$(8,349)	$(6,925)
(1) Interest income includes $3.7 million of interest income related to originated mortgage loans for the three months ended June 30, 2023.
(2) Interest expense includes $4.0 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.

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

	Three Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$251,809	$38,248	$53,098	$5,894	$—	$349,049
Cost of revenue	177,698	7,901	46,316	5,898	—	237,813
Gross profit	74,111	30,347	6,782	(4)	—	111,236
Operating expenses
Technology and development	27,696	14,871	1,904	1,189	1,162	46,822
Marketing	40,765	13,086	1,843	71	157	55,922
General and administrative	24,341	21,824	9,450	850	12,058	68,523
Restructuring and reorganization	—	—	—	—	12,406	12,406
Total operating expenses	92,802	49,781	13,197	2,110	25,783	183,673
Loss from continuing operations	(18,691)	(19,434)	(6,415)	(2,114)	(25,783)	(72,437)
Interest income, interest expense, income tax expense, and other expense, net	(123)	232	(35)	11	(2,171)	(2,086)
Net loss from continuing operations	$(18,814)	$(19,202)	$(6,450)	$(2,103)	$(27,954)	$(74,523)
(1) Included in revenue is $4.7 million from providing services to our discontinued properties segment.

	Three Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net loss from continuing operations	$(18,814)	$(19,202)	$(6,450)	$(2,103)	$(27,954)	$(74,523)
Interest income(1)	—	(1)	(2,929)	(12)	(540)	(3,482)
Interest expense(2)	—	—	1,958	—	2,214	4,172
Income tax expense	—	(230)	33	—	356	159
Depreciation and amortization	4,551	9,511	1,070	318	272	15,722
Stock-based compensation(3)	9,670	2,739	780	441	1,656	15,286
Acquisition-related costs(4)	—	—	—	—	1,507	1,507
Restructuring and reorganization(5)	—	—	—	—	12,406	12,406
Adjusted EBITDA	$(4,593)	$(7,183)	$(5,538)	$(1,356)	$(10,083)	$(28,753)
(1) Interest income includes $2.9 million of interest income related to originated mortgage loans for the three months ended June 30, 2022.
(2) Interest expense includes $2.0 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2022.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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

	Six Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$307,937	$88,226	$74,915	$18,561	$—	$489,639
Cost of revenue	235,941	20,192	63,479	11,699	—	331,311
Gross profit	71,996	68,034	11,436	6,862	—	158,328
Operating expenses
Technology and development	56,939	32,268	1,377	2,342	1,878	94,804
Marketing	41,064	30,264	2,034	26	48	73,436
General and administrative	40,579	51,607	13,653	2,097	23,268	131,204
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	138,582	114,139	17,064	4,465	32,353	306,603
(Loss) income from continuing operations	(66,586)	(46,105)	(5,628)	2,397	(32,353)	(148,275)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	73	(151)	268	63,563	63,753
Net (loss) income from continuing operations	$(66,586)	$(46,032)	$(5,779)	$2,665	$31,210	$(84,522)
(1) Included in revenue is $1.2 million from providing services to our discontinued properties segment.

	Six Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(66,586)	$(46,032)	$(5,779)	$2,665	$31,210	$(84,522)
Interest income(1)	—	(157)	(6,176)	(268)	(5,668)	(12,269)
Interest expense(2)	—	—	6,605	—	3,687	10,292
Income tax expense	—	86	151	—	406	643
Depreciation and amortization	9,696	20,387	1,982	523	1,432	34,020
Stock-based compensation(3)	21,890	7,325	2,081	1,122	3,930	36,348
Acquisition-related costs(4)	—	—	—	—	8	8
Restructuring and reorganization(5)	—	—	—	—	7,159	7,159
Impairment(6)	—	—	—	—	113	113
Gain on extinguishment of convertible senior notes	—	—	—	—	(62,353)	(62,353)
Adjusted EBITDA	$(35,000)	$(18,391)	$(1,136)	$4,042	$(20,076)	$(70,561)
(1) Interest income includes $6.2 million of interest income related to originated mortgage loans for the six months ended June 30, 2023.
(2) Interest expense includes $6.6 million of interest expense related to our warehouse credit facilities for the six months ended June 30, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Six Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$429,295	$76,292	$56,015	$10,263	$—	$571,865
Cost of revenue	331,482	15,094	51,834	10,570	—	408,980
Gross profit	97,813	61,198	4,181	(307)	—	162,885
Operating expenses
Technology and development	54,435	29,154	4,251	2,225	2,278	92,343
Marketing	71,608	24,128	1,871	125	379	98,111
General and administrative	47,333	46,015	10,974	1,562	18,780	124,664
Restructuring and reorganization	—	—	—	—	18,115	18,115
Total operating expenses	173,376	99,297	17,096	3,912	39,552	333,233
Loss from operations	(75,563)	(38,099)	(12,915)	(4,219)	(39,552)	(170,348)
Interest income, interest expense, income tax expense, and other expense, net	(123)	701	(35)	12	(6,678)	(6,123)
Net loss from continuing operations	$(75,686)	$(37,398)	$(12,950)	$(4,207)	$(46,230)	$(176,471)
(1) Included in revenue is $10.0 million from providing services to our discontinued properties segment.

	Six Months Ended June 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net loss from continuing operations	$(75,686)	$(37,398)	$(12,950)	$(4,207)	$(46,230)	$(176,471)
Interest income(1)	—	(1)	(3,247)	(13)	(759)	(4,020)
Interest expense(2)	—	—	2,235	—	4,427	6,662
Income tax expense	—	(434)	33	—	694	293
Depreciation and amortization	8,569	18,867	1,372	573	618	29,999
Stock-based compensation(3)	19,810	4,979	1,381	810	3,557	30,537
Acquisition-related costs(4)	—	—	—	—	2,424	2,424
Restructuring and reorganization(5)	—	—	—	—	18,115	18,115
Adjusted EBITDA	$(47,307)	$(13,987)	$(11,176)	$(2,837)	$(17,154)	$(92,461)
(1) Interest income includes $3.2 million of interest income related to originated mortgage loans for the six months ended June 30, 2023.
(2) Interest expense includes $2.2 million of interest expense related to our warehouse credit facilities for the six months ended June 30, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $118.8 million and investments of $106.1 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

As of June 30, 2023, we had $869.2 million of convertible senior notes outstanding across three issuances, maturing between July 15, 2023 and April 1, 2027. During the three months ended June 30, 2023, we repurchased and retired $95.8 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $74.7 million in cash. As of June 30, 2023, we have repurchased a total of $390.5 million of our 2025 convertible senior notes, using $266.6 million in cash. As of June 30, 2023, we have $33.4 million remaining under the repurchase program for future repurchases. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity. In addition, our 2023 convertible senior notes were fully repaid in cash on July 15, 2023.

As of June 30, 2023, we had 40,000 shares of convertible preferred stock outstanding. See Note 10 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 14 to our consolidated financial statements for more information regarding our warehouse credit facilities.

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our mortgage warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record on our consolidated balance sheets. See Note 7 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)

Net cash used in operating activities	$(11,115)	$(168,500)
Net cash provided by (used in) investing activities	41,403	(159,285)
Net cash (used in) provided by financing activities	(151,212)	17,747

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

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2023, primarily attributable to our net loss of $88.2 million. This loss was slightly offset by changes in assets and liabilities, which increased cash provided by operating activities by $62.7 million. In addition there was a net increase of $14.3 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $114.2 million decrease in inventory related to our properties business.

Net cash used in operating activities was $168.5 million for the six months ended June 30, 2022, primarily attributable to (i) changes in assets and liabilities, which decreased cash provided by operating activities by $79.3 million, and (ii) $79.7 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, change in fair value of mortgage servicing rights, and other non-cash items. The primary uses of cash related to changes in our assets and liabilities were a $19.3 million increase in inventory related to our properties business and a net increase in origination of loans held for sale of $53.6 million.

Net Cash Provided by (Used In) Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $41.4 million for the six months ended June 30, 2023, primarily attributable to $47.6 million in net maturities of our investments in U.S. government securities, partially offset by $6.2 million in purchases of property and equipment.

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

Net cash used in financing activities was $151.2 million for the six months ended June 30, 2023, attributable to $183.0 million used in connection with repurchases of our 2025 notes and partially offset by a $37.3 million increase in net borrowings under our warehouse credit facilities.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies to be those related to commissions and fees charged on brokerage transactions closed by our lead agents, and from the sale of homes. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2022, the estimated fair values of all reporting units substantially exceeded their carrying values. No goodwill impairment charges were recorded in the second quarter of 2023 or 2022.
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

As of June 30, 2023, we had cash and cash equivalents of $118.8 million and investments of $106.1 million. Our investments are composed of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the third quarter of 2023, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of June 30, 2023.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

The 10b5-1 Plans included a representation from each officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the company or the securities subject to the plan. A similar representation was made to the company in connection with the adoption of the plan under the company’s insider trading policy. Those representations were made as of the date of adoption of each 10b5-1 Plan.

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Bridget Frey(1)	Chief Technology Officer	Adoption	May 15, 2023	May 11, 2024	44,819
Anthony Kappus(2)	Chief Legal Officer	Adoption	May 31, 2023	March 6, 2024	58,850
Chris Nielsen(3)	Chief Financial Officer	Adoption	May 31, 2023	March 15, 2024	40,000
(1) Bridget Frey, our Chief Technology Officer, entered into a Rule 10b5-1 Plan on May 15, 2023. Ms. Frey’s 10b5-1 Plan provides for the potential sale of up to 44,819 shares of our common stock dependent upon the attainment of certain trading prices for our common stock according to limit orders set forth in Ms. Frey’s 10b5-1 Plan. If these trading prices are not attained at such time as these limit orders are in effect Ms. Frey may sell less than 44,819 shares of our common stock.
(2) Anthony Kappus, our Chief Legal Officer, entered into a Rule 10b5-1 Plan on May 31, 2023. Mr. Kappus’s plan provides for the potential sale of up to 14,424 shares of our common stock underlying previously vested Restricted Stock Units. Mr. Kappus’s plan also provides for the potential sale of shares of our common stock underlying future-vesting Restricted Stock Units and Performance Units. For purposes of calculating the Aggregate # of Securities to be Sold under Mr. Kappus’s 10b5-1 Plan, we have assumed that these Performance Stock Units will vest at 100% attainment and have not removed the number of shares to be withheld for income taxes.
(3) Chris Nielsen, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on May 31, 2023. Mr. Nielsen’s 10b5-1 Plan provides for the potential sale of 40,000 shares of our common stock.

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

Redfin Corporation
(Registrant)

August 3, 2023	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 3, 2023	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)