Form 10-Q
period 2023-09-30
Redfin Corp
filed 2023-11-02
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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

The registrant had 115,241,638 shares of common stock outstanding as of October 27, 2023.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

As used in this quarterly report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, and the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, and (ii) each warehouse credit facility, the terms "we," "us," and "our" refer to Bay Equity LLC.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$125,803	$232,200
Restricted cash	1,414	2,406
Short-term investments	41,752	122,259
Accounts receivable, net of allowances for credit losses of $2,529 and $2,223	55,118	46,375
Loans held for sale	137,680	199,604
Prepaid expenses	26,248	34,006
Other current assets	8,811	7,449
Current assets of discontinued operations	—	132,159
Total current assets	396,826	776,458
Property and equipment, net	48,405	54,939
Right-of-use assets, net	35,150	40,889
Mortgage servicing rights, at fair value	34,773	36,261
Long-term investments	5,474	29,480
Goodwill	461,349	461,349
Intangible assets, net	133,031	162,272
Other assets, noncurrent	10,857	11,247
Noncurrent assets of discontinued operations	—	1,309
Total assets	$1,125,865	$1,574,204
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$11,996	$11,065
Accrued and other liabilities	88,191	106,763
Warehouse credit facilities	132,320	190,509
Convertible senior notes, net	—	23,431
Lease liabilities	16,317	18,560
Current liabilities of discontinued operations	—	4,311
Total current liabilities	248,824	354,639
Lease liabilities, noncurrent	31,416	36,906
Convertible senior notes, net, noncurrent	799,665	1,078,157
Deferred tax liabilities	260	243
Noncurrent liabilities of discontinued operations	—	392
Total liabilities	1,080,165	1,470,337
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	39,947	39,914
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 115,210,998 and 109,696,178 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	115	110
Additional paid-in capital	806,330	757,951
Accumulated other comprehensive loss	(257)	(801)
Accumulated deficit	(800,435)	(693,307)
Total stockholders’ equity	5,753	63,953
Total liabilities, mezzanine equity, and stockholders’ equity	$1,125,865	$1,574,204

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$268,956	$305,774	$758,595	$877,639
Cost of revenue	170,616	215,109	501,927	624,089
Gross profit	98,340	90,665	256,668	253,550
Operating expenses
Technology and development	44,392	43,335	139,196	135,678
Marketing	24,095	33,242	97,531	131,352
General and administrative	55,380	57,976	186,584	182,640
Restructuring and reorganization	—	284	7,159	18,399
Total operating expenses	123,867	134,837	430,470	468,069
Loss from continuing operations	(25,527)	(44,172)	(173,802)	(214,519)
Interest income	2,060	1,174	8,170	1,948
Interest expense	(1,603)	(2,219)	(5,291)	(6,648)
Income tax expense	(239)	(132)	(882)	(425)
Gain on extinguishment of convertible senior notes	6,495	—	68,848	—
Other expense, net	(158)	(902)	(537)	(3,077)
Net loss from continuing operations	(18,972)	(46,251)	(103,494)	(222,721)
Net loss from discontinued operations	—	(43,994)	(3,634)	(36,476)
Net loss	$(18,972)	$(90,245)	$(107,128)	$(259,197)

Dividends on convertible preferred stock	(335)	(272)	(858)	(1,416)

Net loss from continuing operations attributable to common stock—basic and diluted	$(19,307)	$(46,523)	$(104,352)	$(224,137)
Net loss attributable to common stock—basic and diluted	$(19,307)	$(90,517)	$(107,986)	$(260,613)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.17)	$(0.43)	$(0.93)	$(2.08)
Net loss attributable to common stock per share—basic and diluted	$(0.17)	$(0.83)	$(0.96)	$(2.42)

Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	114,592,679	108,618,491	112,141,342	107,566,894

Net loss	$(18,972)	$(90,245)	$(107,128)	$(259,197)
Other comprehensive income
Foreign currency translation adjustments	(15)	27	(73)	65
Unrealized gain on available-for-sale debt securities	210	34	617	812
Comprehensive loss	$(18,777)	$(90,184)	$(106,584)	$(258,320)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(107,128)	$(259,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,443	47,438
Stock-based compensation	55,382	51,672
Amortization of debt discount and issuance costs	2,873	4,358
Non-cash lease expense	12,909	11,313
Impairment costs	113	913
Net (gain) loss on IRLCs, forward sales commitments, and loans held for sale	(1,767)	4,228
Change in fair value of mortgage servicing rights, net	1,065	(1,472)
Gain on extinguishment of convertible senior notes	(68,848)	—
Other	(2,013)	3,254
Change in assets and liabilities:
Accounts receivable, net	(238)	(17,052)
Inventory	114,232	56,990
Prepaid expenses and other assets	9,696	(2,721)
Accounts payable	177	(1,875)
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(19,346)	(24,202)
Lease liabilities	(14,864)	(12,435)
Origination of mortgage servicing rights	(699)	(2,774)
Proceeds from sale of mortgage servicing rights	1,122	1,314
Origination of loans held for sale	(2,798,337)	(3,091,099)
Proceeds from sale of loans originated as held for sale	2,858,656	3,082,858
Net cash provided by (used in) operating activities	91,428	(148,489)
Investing activities
Purchases of property and equipment	(9,235)	(17,496)
Purchases of investments	(76,866)	(145,273)
Sales of investments	124,681	12,946
Maturities of investments	59,383	66,055
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	—	(97,341)
Net cash provided by (used in) investing activities	97,963	(181,109)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	5,790	9,679
Tax payments related to net share settlements on restricted stock units	(15,961)	(6,650)
Borrowings from warehouse credit facilities	2,803,589	3,080,606
Repayments to warehouse credit facilities	(2,861,779)	(3,069,728)
Borrowings from secured revolving credit facility	—	552,051
Repayments to secured revolving credit facility	—	(549,416)
Cash paid for secured revolving credit facility issuance costs	—	(764)
Principal payments under finance lease obligations	(73)	(680)
Repurchases of convertible senior notes	(212,401)	—
Repayments of convertible senior notes	(23,512)	—
Net cash (used in) provided by financing activities	(304,347)	15,098
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(73)	(65)
Net change in cash, cash equivalents, and restricted cash	(115,029)	(314,565)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	242,246	718,281
End of period(2)	$127,217	$403,716

Supplemental disclosure of cash flow information
Cash paid for interest	$13,540	$12,887
Non-cash transactions
Stock-based compensation capitalized in property and equipment	3,173	2,983
Property and equipment additions in accounts payable and accrued liabilities	29	28

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2022	2021
Continuing operations
Cash and cash equivalents	$232,200	$571,384
Restricted cash	2,406	5,244
Total	234,606	576,628
Discontinued operations
Cash and cash equivalents	7,640	19,619
Restricted cash	—	122,034
Total	7,640	141,653
Total cash, cash equivalents, and restricted cash	$242,246	$718,281

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of September 30,
	2023	2022
Continuing operations
Cash and cash equivalents	$125,803	$345,871
Restricted cash	1,414	2,562
Total	127,217	348,433
Discontinued operations
Cash and cash equivalents	—	13,852
Restricted cash	—	41,431
Total	—	55,283
Total cash, cash equivalents, and restricted cash	$127,217	$403,716
See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	15,836	—	123	—	—	123
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,761,678	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(531,829)	(1)	(4,862)	—	—	(4,863)
Stock-based compensation	—	—	—	—	19,769	—	—	19,769
Other comprehensive income	—	—	—	—	—	—	195	195
Net loss	—	—	—	—	—	(18,972)	—	(18,972)
Balance, September 30, 2023	40,000	$39,947	115,210,998	$115	$806,330	$(800,435)	$(257)	$5,753

Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	33	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	579,000	1	1,574	—	—	1,575
Issuance of common stock pursuant to settlement of restricted stock units	—	—	5,330,317	5	(5)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,637,120)	(2)	(15,959)	—	—	(15,961)
Stock-based compensation	—	—	—	—	58,555	—	—	58,555
Other comprehensive income	—	—	—	—	—	—	544	544
Net loss	—	—	—	—	—	(107,128)	—	(107,128)
Balance, September 30, 2023	40,000	$39,947	115,210,998	$115	$806,330	$(800,435)	$(257)	$5,753

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	40,000	$39,891	108,415,939	$108	$723,251	$(541,116)	$(990)	$181,253
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	50,585	—	344	—	—	344
Issuance of common stock pursuant to settlement of restricted stock units	—	—	305,603	1	—	—	—	1
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(85,777)	—	(2,906)	—	—	(2,906)
Stock-based compensation	—	—	—	—	19,000	—	—	19,000
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	—	(90,245)	—	(90,245)
Balance, September 30, 2022	40,000	$39,902	108,716,990	$109	$739,689	$(631,361)	$(1,051)	$107,386

Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	34	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	661,054	1	4,629	—	—	4,630
Issuance of common stock pursuant to exercise of stock options	—	—	695,705	1	4,971	—	—	4,972
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,362,071	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(402,527)	—	(6,649)	—	—	(6,649)
Stock-based compensation	—	—	—	—	54,655	—	—	54,655
Other comprehensive loss	—	—	—	—	—	—	(877)	(877)
Net loss	—	—	—	—	—	(259,197)	—	(259,197)
Balance, September 30, 2022	40,000	$39,902	108,716,990	$109	$739,689	$(631,361)	$(1,051)	$107,386

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2023, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, as well as our statements of cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

In July 2023, we completed an assessment of the useful lives of our website and internally developed software. Due to improvements, efficiencies, and advancements in how we develop, implement, and use our website and internally developed software, we determined we should increase their estimated useful lives from 2-3 years to 3-5 years. This change in accounting estimate was effective beginning the third quarter of 2023. The effects of this change for the three months ended September 30, 2023 were as follows: (1) reduced technology and development expenses by $1,648, (2) decreased net loss by $1,648, and (3) increased basic and diluted net loss per share by $0.01.

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

The major classes of assets and liabilities of our discontinued operations were as follows:

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$—	$7,640
Accounts receivable, net	—	8,504
Inventory	—	114,232
Prepaid expenses	—	500
Other current assets	—	1,283
Total current assets of discontinued operations	—	132,159
Property and equipment, net	—	167
Right-of-use assets, net	—	1,142
Total assets of discontinued operations	$—	$133,468
Liabilities
Current liabilities
Accounts payable	$—	$754
Accrued and other liabilities	—	2,980
Lease liabilities	—	577
Total current liabilities of discontinued operations	—	4,311
Lease liabilities, noncurrent	—	392
Total liabilities of discontinued operations	$—	$4,703

Index to Notes to Financial Statements
The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$294,744	$122,576	$927,139
Cost of revenue(1)	—	327,331	124,422	932,072
Gross profit (loss)	—	(32,587)	(1,846)	(4,933)
Operating expenses
Technology and development(1)	—	4,728	552	13,531
Marketing(1)	—	506	523	2,480
General and administrative(1)	—	3,030	638	9,065
Restructuring and reorganization	—	—	75	271
Total operating expenses	—	8,264	1,788	25,347
Loss from discontinued operations	—	(40,851)	(3,634)	(30,280)
Interest expense	—	(3,140)	—	(6,192)
Other expense, net	—	(3)	—	(4)
Net loss from discontinued operations	$—	$(43,994)	$(3,634)	$(36,476)

Net loss from discontinued operations per share—basic and diluted	$0.00	$(0.41)	$(0.03)	$(0.34)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$—	$221	$46	$872
Technology and development	—	1,018	86	2,806
Marketing	—	26	19	85
General and administrative	—	381	83	947
Total stock-based compensation	$—	$1,646	$234	$4,710

Significant non-cash items and capital expenditures of the discontinued operations were as follows:

	Nine Months Ended September 30,
	2023	2022
Amortization of debt discount and debt issuance costs	$—	$461
Stock-based compensation	234	4,710
Depreciation and amortization	89	1,780
Capital expenditures	—	1,213
Cash paid for interest	—	5,731

Index to Notes to Financial Statements

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Nine Months Ended September 30, 2023	Cumulative amount recognized
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

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

	Three Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$177,750	$47,410	$32,923	$10,873	$—	$268,956
Cost of revenue	123,684	10,824	29,629	6,479	—	170,616
Gross profit	54,066	36,586	3,294	4,394	—	98,340
Operating expenses
Technology and development	25,711	15,813	800	1,133	935	44,392
Marketing	10,785	12,245	1,088	20	(43)	24,095
General and administrative	18,418	21,838	6,670	952	7,502	55,380
Total operating expenses	54,914	49,896	8,558	2,105	8,394	123,867
(Loss) income from continuing operations	(848)	(13,310)	(5,264)	2,289	(8,394)	(25,527)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	42	(73)	207	6,338	6,555
Net (loss) income from continuing operations	$(807)	$(13,268)	$(5,337)	$2,496	$(2,056)	$(18,972)

	Three Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$211,540	$38,686	$48,469	$7,079	$—	$305,774
Cost of revenue	156,632	8,676	43,783	6,018	—	215,109
Gross profit	54,908	30,010	4,686	1,061	—	90,665
Operating expenses
Technology and development	25,709	15,385	985	751	505	43,335
Marketing	18,772	12,678	1,653	48	91	33,242
General and administrative	20,244	22,722	7,073	784	7,153	57,976
Restructuring and reorganization	—	—	—	—	284	284
Total operating expenses	64,725	50,785	9,711	1,583	8,033	134,837
Loss from continuing operations	(9,817)	(20,775)	(5,025)	(522)	(8,033)	(44,172)
Interest income, interest expense, income tax expense, and other expense, net	—	397	(129)	40	(2,387)	(2,079)
Net loss from continuing operations	$(9,817)	$(20,378)	$(5,154)	$(482)	$(10,420)	$(46,251)
(1) Included in revenue is $4,920 from providing services to our discontinued properties segment.

Index to Notes to Financial Statements

	Nine Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$485,687	$135,636	$107,838	$29,434	$—	$758,595
Cost of revenue	359,625	31,016	93,108	18,178	—	501,927
Gross profit	126,062	104,620	14,730	11,256	—	256,668
Operating expenses
Technology and development	82,650	48,081	2,177	3,475	2,813	139,196
Marketing	51,849	42,509	3,122	46	5	97,531
General and administrative	58,997	73,445	20,323	3,049	30,770	186,584
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	193,496	164,035	25,622	6,570	40,747	430,470
(Loss) income from continuing operations	(67,434)	(59,415)	(10,892)	4,686	(40,747)	(173,802)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	115	(224)	475	69,901	70,308
Net (loss) income from continuing operations	$(67,393)	$(59,300)	$(11,116)	$5,161	$29,154	$(103,494)
(1) Included in revenue is $1,244 from providing services to our discontinued properties segment.

	Nine Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$640,835	$114,979	$104,484	$17,341	$—	$877,639
Cost of revenue	488,114	23,769	95,616	16,590	—	624,089
Gross profit	152,721	91,210	8,868	751	—	253,550
Operating expenses
Technology and development	80,144	44,539	5,236	2,975	2,784	135,678
Marketing	90,380	36,806	3,525	173	468	131,352
General and administrative	67,578	68,738	18,047	2,346	25,931	182,640
Restructuring and reorganization	—	—	—	—	18,399	18,399
Total operating expenses	238,102	150,083	26,808	5,494	47,582	468,069
Loss from continuing operations	(85,381)	(58,873)	(17,940)	(4,743)	(47,582)	(214,519)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(123)	1,098	(164)	51	(9,064)	(8,202)
Net loss from continuing operations	$(85,504)	$(57,775)	$(18,104)	$(4,692)	$(56,646)	$(222,721)
(1) Included in revenue is $14,883 from providing services to our discontinued properties segment.

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

Notional Amounts	September 30, 2023	December 31, 2022
Forward sales commitments	$322,652	$301,548
IRLCs	249,515	210,787

The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Classification	2023	2022	2023	2022
Forward sales commitments	Revenue	$335	$11,602	$2,367	$1,757
IRLCs	Revenue	(1,567)	(8,462)	1,005	(4,433)

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$91,399	$91,399	$—	$—
Total cash equivalents	91,399	91,399	—	—
Short-term investments
U.S. treasury securities	8,349	8,349	—	—
Agency bonds	33,403	33,403	—	—
Total short-term investments	41,752	41,752	—	—
Loans held for sale	137,680	—	137,680	—
Other current assets
Forward sales commitments	2,190	—	2,190	—
IRLCs	3,067	—	—	3,067
Total other current assets	5,257	—	2,190	3,067
Mortgage servicing rights, at fair value	34,773	—	—	34,773
Long-term investments
U.S. treasury securities	5,474	5,474	—	—
Total long-term investments	5,474	5,474	—	—
Total assets	$316,335	$138,625	$139,870	$37,840
Liabilities
Accrued liabilities
Forward sales commitments	$27	$—	$27	$—
IRLCs	765	—	—	765
Total liabilities	$792	$—	$27	$765

Index to Notes to Financial Statements

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$186,410	$186,410	$—	$—
Total cash equivalents	186,410	186,410	—	—
Short-term investments
U.S. treasury securities	96,925	96,925	—	—
Agency bonds	25,334	25,334	—	—
Total short-term investments	122,259	122,259	—	—
Loans held for sale	199,604	—	199,604	—
Other current assets
Forward sales commitments	1,669	—	1,669	—
IRLCs	2,338	—	—	2,338
Total other current assets	4,007	—	1,669	2,338
Mortgage servicing rights, at fair value	36,261	—	—	36,261
Long-term investments
U.S. treasury securities	29,480	29,480	—	—
Total assets	$578,021	$338,149	$201,273	$38,599
Liabilities
Accrued liabilities
Forward sales commitments	$1,873	$—	$1,873	$—
IRLCs	1,041	—	—	1,041
Total liabilities	$2,914	$—	$1,873	$1,041

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		September 30, 2023		December 31, 2022
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	69.7% - 100.0%	93.5%	62.0% - 100.0%	91.0%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 12.0%	6.5%	6.0% - 14.4%	6.6%
Default rates	Discounted cash flow	0.1% - 1.0%	0.2%	0.0% - 0.5%	0.1%
Discount rate	Discounted cash flow	10.0% - 12.8%	10.1%	9.5% - 12.4%	9.6%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, net—beginning of period	$3,870	$9,510	$1,297	$1,155
IRLCs acquired in business combination	—	—	—	4,326
Issuances of IRLCs	10,638	20,440	39,769	40,740
Settlements of IRLCs	(11,650)	(23,494)	(38,241)	(40,762)
Fair value changes recognized in earnings	(556)	(5,408)	(523)	(4,411)
Balance, net—end of period	$2,302	$1,048	$2,302	$1,048

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance—beginning of period	$35,503	$35,050	$36,261	$—
MSRs acquired in business combination	—	—	—	33,982
MSRs originated	120	1,811	699	2,774
MSRs sales	(384)	(541)	(1,122)	(1,314)
Fair value changes recognized in earnings	(466)	594	(1,065)	1,472
Balance, net—end of period	$34,773	$36,914	$34,773	$36,914

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	September 30, 2023		December 31, 2022
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$—	$—	$23,431	$22,147
2025 notes	232,511	192,411	512,683	309,292
2027 notes	567,154	333,500	565,474	267,398

The difference between the principal amounts of our 2025 notes and our 2027 notes, which were $234,505 and $575,000, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. Based on the closing price of our common stock of $7.04 on September 30, 2023, the if-converted values of both convertible notes were less than the principal amounts, respectively. See Note 14 for additional details on our convertible senior notes.

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	September 30, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,404	$—	$—	$34,404	$34,404	$—	$—
Money markets funds	Level 1	91,399	—	—	91,399	91,399	—	—
Restricted cash	N/A	1,414	—	—	1,414	1,414	—	—
U.S. treasury securities	Level 1	13,876	6	(59)	13,823	—	8,349	5,474
Agency bonds	Level 1	33,463	—	(60)	33,403	—	33,403	—
Total		$174,556	$6	$(119)	$174,443	$127,217	$41,752	$5,474

	December 31, 2022
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$53,430	$—	$—	$53,430	$45,790	$—	$—
Money markets funds	Level 1	186,410	—	—	186,410	186,410	—	—
Restricted cash	N/A	2,406	—	—	2,406	2,406	—	—
U.S. treasury securities	Level 1	127,130	28	(753)	126,405	—	96,925	29,480
Agency bonds	Level 1	25,339	—	(5)	25,334	—	25,334	—
Total		$394,715	$28	$(758)	$393,985	$234,606	$122,259	$29,480

We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. Our portfolio consists of U.S. government securities, all with a high-quality credit rating issued by various credit agencies.

As of September 30, 2023 and December 31, 2022, we had accrued interest of $611 and $576, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	September 30, 2023	December 31, 2022
Leasehold improvements	Shorter of lease term or economic life	$29,683	$32,262
Website and software development costs	3 - 5	72,409	62,963
Computer and office equipment	3 - 5	19,837	19,702
Software	3	1,868	1,871
Furniture	7	7,696	7,911
Property and equipment, gross		131,493	124,709
Accumulated depreciation and amortization		(88,427)	(76,597)
Construction in progress		5,339	6,827
Property and equipment, net		$48,405	$54,939

Index to Notes to Financial Statements
The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization for property and equipment	$4,550	$5,914	$19,113	$17,238
Capitalized software development costs, including stock-based compensation	3,854	4,583	12,700	14,874

Depreciation and amortization declined in the three months ended September 30, 2023 due to the change in estimated useful lives of our website and internally developed software. Refer to Note 1 for further details.

Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost:
Operating lease cost(1)	Cost of revenue	$2,944	$3,479	$9,361	$9,443
Operating lease cost(1)	Operating expenses	1,292	1,834	6,447	4,921
Total operating lease cost		$4,236	$5,313	$15,808	$14,364

Finance lease cost:
Amortization of right-of-use assets	Cost of revenue	$17	$15	$48	$46
Interest on lease liabilities	Cost of revenue	1	2	4	6
Total finance lease cost		$18	$17	$52	$52
(1) Includes lease expense with initial terms of twelve months or less of $725 and $1,459 for the three months ended September 30, 2023 and 2022, respectively, and $2,355 and $2,882 for the nine months ended September 30, 2023 and 2022, respectively.

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating	Financing	Operating
2023, excluding the nine months ended September 30, 2023	$4,713	$16	$518	$5,247
2024	17,086	59	632	17,777
2025	13,014	38	88	13,140
2026	10,202	17	5	10,224
2027	5,174	11	—	5,185
Thereafter	948	—	—	948
Total lease payments	$51,137	$141	$1,243	$52,521
Less: Interest(1)	3,535	10
Present value of lease liabilities	$47,602	$131
(1) Includes interest on operating leases of $1,708 and financing lease of $5 within the next twelve months.

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining operating lease term (years)	3.3	3.6
Weighted-average remaining finance lease term (years)	2.7	2.4
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

Index to Notes to Financial Statements

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,539	$14,758
Operating cash flows from finance leases	4	6
Financing cash flows from finance leases	39	36
Right of use assets obtained in exchange for lease liabilities
Operating leases(1)	$7,490	$(2,257)
Finance leases	59	934
(1) The nine months ended September 30, 2022 include a $5,119 right-of-use asset reduction from the exercise of an early termination option in one of our operating leases.

Note 7: Commitments and Contingencies

Legal Proceedings

Below, and in Item 1. Legal Proceedings, is a discussion of our material, pending legal proceedings. We cannot estimate a range of reasonably possible losses given the preliminary stage of these proceedings and the claims and issues presented. In addition to the matters discussed below, from time to time, we are involved in litigation, claims, and other proceedings arising in the ordinary course of our business. Except for the matters discussed below and in Item 1. Legal Proceedings, we do not believe that any of our pending litigation, claims, and other proceedings are material to our business.

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

Index to Notes to Financial Statements
On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement is subject to court approval. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements. The motion for preliminary approval of the class settlement was granted by the court on May 4, 2023. The hearing for final approval of the class settlement is set for November 27, 2023.

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of September 30, 2023, we held $34,980 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		September 30, 2023			December 31, 2022
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(21,931)	$60,759	$82,690	$(14,856)	$67,834
Developed technology	3.3	66,340	(54,529)	11,811	66,340	(38,465)	27,875
Customer relationships	10	81,360	(20,899)	60,461	81,360	(14,797)	66,563
Total		$230,390	$(97,359)	$133,031	$230,390	$(68,118)	$162,272

Amortization expense amounted to $9,747 and $9,747 for the three months ended September 30, 2023 and 2022, respectively, and $29,241 and $28,420 for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of September 30, 2023:

2023, excluding the nine months ended September 30, 2023	$9,747
2024	23,741
2025	17,618
2026	17,380
2027	15,633
Thereafter	48,912
Estimated remaining amortization expense	$133,031

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of September 30, 2023 and December 31, 2022	$250,231	$159,151	$51,967	$461,349

Index to Notes to Financial Statements
Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$57,934	$74,079
Miscellaneous accrued liabilities	24,139	27,023
Customer contract liabilities	6,118	5,661
Total accrued and other liabilities	$88,191	$106,763

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

As of September 30, 2023, the carrying value of our convertible preferred stock, net of issuance costs, is $39,947, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on October 9, 2023. These shares are included in basic and diluted net loss from continuing operations per share attributable to common stock in Note 12. As of September 30, 2023, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of September 30, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2023 and December 31, 2022, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	2,653,619	3,282,789
Restricted stock units outstanding	13,643,678	15,731,632
Shares available for future equity grants	11,838,057	7,951,616
Total shares reserved for future issuance	28,135,354	26,966,037

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Shares available for issuance at beginning of period	4,695,361	5,865,467
Shares issued during the period	(1,150,703)	(1,170,106)
Total shares available for future issuance at end of period	3,544,658	4,695,361

Stock Options—Option activity for the nine months ended September 30, 2023 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,282,789	$9.10	2.90	$1,145
Options exercised	(579,000)	2.70
Options expired	(50,170)	9.62
Outstanding as of September 30, 2023	2,653,619	10.48	2.65	795
Options exercisable as of September 30, 2023	2,653,619	10.48	2.65	795

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of September 30, 2023. We did not recognize any option-related expense during the nine months ended September 30, 2023.

Restricted Stock Units—Restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2023	15,731,632	$11.53
Granted	4,996,788	9.41
Vested	(5,330,317)	12.31
Forfeited or canceled	(1,754,425)	11.52
Outstanding or deferred as of September 30, 2023(1)	13,643,678	10.45
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of September 30, 2023 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2023, there was $112,042 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.20 years.

Index to Notes to Financial Statements
As of September 30, 2023, there were 2,316,061 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PSU expense	$1,224	$1,867	$4,405	$3,536
Expense due to reassessment of achievement related to prior periods	(588)	(815)	(780)	(815)
Total expense	$636	$1,052	$3,625	$2,721

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$3,037	$4,165	$10,173	$10,771
Technology and development(1)	8,391	6,353	24,759	20,230
Marketing	1,337	1,002	3,836	2,939
General and administrative	6,035	4,904	16,380	13,022
Stock-based compensation from continuing operations	18,800	16,424	55,148	46,962
Stock-based compensation from discontinued operations(1)	—	1,646	234	4,710
Total stock-based compensation	$18,800	$18,070	$55,382	$51,672
(1) Net of $969 and $930 of stock-based compensation that was capitalized in the three months ended September 30, 2023 and 2022, respectively, and $3,173 and $2,983 for the nine months ended September 30, 2023 and 2022, respectively.

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

Index to Notes to Financial Statements
The calculation of basic and diluted net loss from continuing operations per share attributable to common stock was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(18,972)	$(46,251)	$(103,494)	$(222,721)
Dividends on convertible preferred stock	(335)	(272)	(858)	(1,416)
Net loss from continuing operations attributable to common stock—basic and diluted	$(19,307)	$(46,523)	$(104,352)	$(224,137)
Denominator:
Weighted-average shares—basic and diluted(1)	114,592,679	108,618,491	112,141,342	107,566,894
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.17)	$(0.43)	$(0.93)	$(2.08)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2023 notes as if converted	—	769,623	—	769,623
2025 notes as if converted	3,234,293	9,119,960	3,234,293	9,119,960
2027 notes as if converted	6,147,900	6,147,900	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	2,653,619	3,309,305	2,653,619	3,309,305
Restricted stock units outstanding(1)(2)	13,605,240	11,300,717	13,605,240	11,300,717
Employee stock purchase plan	333,131	775,579	333,131	775,579
Total	28,014,183	33,463,084	28,014,183	33,463,084
(1) Excludes 2,316,061 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(2) Excludes 38,438 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of September 30, 2023.

Note 13: Income Taxes

During the nine months ended September 30, 2023, we recorded an income tax expense of $882 as a component of continuing operations, resulting in an effective tax rate of (0.85)% with respect to continuing operations, and an effective tax rate of (0.82)% with respect to our total net loss from both continuing and discontinued operations, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our September 30, 2022 effective tax rate of (0.16)% is primarily a result of current state income taxes which were partially offset by a deferred tax benefit resulting from a reduction to deferred tax liabilities originally created through our April 2, 2021 acquisition of Rent.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the nine months ended September 30, 2023 and 2022. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Index to Notes to Financial Statements
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss ("NOL") and income tax credit carryforwards that could be utilized annually in the future to offset taxable income and income tax liabilities. Any such annual limitation may significantly reduce the utilization of the NOLs and income tax credits before they expire. A Section 382 limitation study performed as of March 31, 2017 determined that we experienced an ownership change in 2006 with $1,506 of the 2006 NOL and $32 of the 2006 research and development tax credit unavailable for future use. Furthermore, in connection with our acquisition of Rent., Rent. experienced an ownership change that triggered Section 382. As of September 30, 2021, Rent. completed a Section 382 limitation study and, based on this analysis, we do not expect a reduction in the availability of Rent.'s pre-change NOLs.

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

	September 30, 2023			December 31, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$75,000	$13,355	7.25%	$75,000	$27,288	5.89%
Comerica Bank	N/A	N/A	N/A	75,000	26,526	6.36%
Origin Bank	75,000	15,238	7.18%	75,000	23,739	5.98%
M&T Bank	50,000	9,644	7.47%	50,000	19,126	6.45%
Prosperity Bank	100,000	50,912	7.19%	100,000	35,856	6.18%
Republic Bank & Trust Company	75,000	23,101	7.25%	75,000	26,636	5.81%
Wells Fargo Bank, N.A.	100,000	20,070	7.32%	100,000	31,338	6.41%
Total	$475,000	$132,320		$550,000	$190,509

Index to Notes to Financial Statements
Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended September 30, 2023, we repurchased and retired approximately $36,201 in aggregate principal amount of our 2025 notes at a price of $29,382 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $6,495 for the three months ended September 30, 2023. In the nine months ended September 30, 2023, we repurchased and retired approximately $284,223 in aggregate principal amount of our 2025 notes at a price of $212,402 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $68,848 for the nine months ended September 30, 2023.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	September 30, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes(1)	$—	$—	$—
2025 notes	234,505	1,994	232,511
2027 notes	575,000	7,846	567,154
(1) The 2023 notes were fully repaid in cash on July 15, 2023.

	December 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$81	$23,431
2025 notes	518,728	6,045	512,683
2027 notes	575,000	9,526	565,474

Index to Notes to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2023 notes
Contractual interest expense	$17	$103	$223	$309
Amortization of debt issuance costs	5	38	81	113
Total interest expense	$22	$141	$304	$422

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt issuance costs	590	690	4,052	2,070
Total interest expense	$590	$690	$4,052	$2,070

2027 notes
Contractual interest expense	719	719	2,156	2,156
Amortization of debt issuance costs	560	560	1,680	1,680
Total interest expense	$1,279	$1,279	$3,836	$3,836

Total
Contractual interest expense	736	822	2,379	2,465
Amortization of debt issuance costs	1,155	1,288	5,813	3,863
Total interest expense	$1,891	$2,110	$8,192	$6,328

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

Note 15: Subsequent Events

Apollo Agreement and Note Repurchase

On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250,000 of financing for us in the form of a first lien term loan facility (the “facility”). We borrowed half of the loan on October 20, 2023 and the remainder will be available as a delayed draw during the following 12 months.

The facility is pre-payable at par, after 12 months of call protection (during which prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a five-year term. Interest will be charged at SOFR +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics. The facility includes a financial covenant, which requires the maintenance of aggregate consolidated liquidity (defined as unrestricted cash plus cash equivalents) of $75,000, tested quarterly. The negative covenants include restrictions on the incurrence of liens and indebtedness, investments, certain merger transactions, and other matters, all subject to certain exceptions.

The facility includes customary events of default that, include among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control, and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the facility.

As security for our obligations under the facility, we granted Apollo a first priority security interest on substantially all of our assets and the assets of our material subsidiaries, subject to certain exceptions.

As part of the transaction, we agreed to repurchase $5,000 principal amount of our 2025 convertible notes held by Apollo and $72,000 principal amount of 2027 convertible notes held by Apollo for an aggregate repurchase price of approximately $50,000 (the “Apollo Repurchase”) using cash on our balance sheet.

The foregoing summary and description of the provisions of the facility does not purport to be complete and is qualified in its entirety by reference to the full text of the facility, a copy of which is filed as Exhibit 10.3 to this quarterly report.

Repurchase Program Update

On October 19, 2023, our board of directors increased the amount of cash authorized for use in the existing note repurchase program from $300,000 in aggregate to $450,000 in aggregate. The repurchase program includes both our 2025 and 2027 convertible senior notes. The program has no expiration date and will continue until suspended, terminated, or modified by our board of directors.

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

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the third quarter of 2023, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Our real estate services transaction volume decreased by 18% in the third quarter of 2022, compared to the prior year. This volume decreased another 20% in the third quarter of 2023, compared to the prior year. Bay Equity also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from refinancing prior mortgages.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

From April 2022, after completing the acquisition of Bay Equity, through September 2023, through involuntary reductions and attrition, we reduced our total number of employees by 38%, including a reduction in lead agents of 37%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

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

	Three Months Ended
	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021
Monthly average visitors (in thousands)	51,309	52,308	50,440	43,847	50,785	52,698	51,287	44,665
Real estate services transactions
Brokerage	13,075	13,716	10,301	12,743	18,245	20,565	15,001	19,428
Partner	4,351	3,952	3,187	2,742	3,507	3,983	3,417	4,603
Total	17,426	17,668	13,488	15,485	21,752	24,548	18,418	24,031
Real estate services revenue per transaction
Brokerage	$12,704	$12,376	$11,556	$10,914	$11,103	$11,692	$11,191	$10,900
Partner	2,677	2,756	2,592	2,611	2,556	2,851	2,814	2,819
Aggregate	10,200	10,224	9,438	9,444	9,725	10,258	9,637	9,352
U.S. market share by units(1)	0.78%	0.75%	0.79%	0.76%	0.80%	0.83%	0.79%	0.78%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	56%	55%	53%	57%	58%	59%	57%	61%
Average number of lead agents	1,744	1,792	1,876	2,022	2,293	2,640	2,750	2,485
Mortgage originations by dollars (in millions)	$1,110	$1,282	$991	$1,036	$1,557	$1,565	$159	$242
Mortgage originations by units (in ones)	2,786	3,131	2,444	2,631	3,720	3,860	414	591
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

Real Estate Services Transactions

We record a brokerage real estate services transaction when one of our lead agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home. We record a partner real estate services transaction (i) when one of our partner agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home or (ii) when a Redfin customer sold his or her home to a third-party institutional buyer following our introduction of that customer to the buyer. We include a single transaction twice when our lead agents or our partner agents serve both the homebuyer and the home seller of the transaction. Additionally, when one of our lead agents represents RedfinNow in its sale of a home, we include that transaction as a brokerage real estate services transaction. We completed the wind-down of our RedfinNow business in the second quarter of 2023.

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. Since this pilot was successful, we eliminated the standard commission refund we had historically provided in all markets in December 2022. The average refund per transaction for a homebuyer was $1,336 in 2022. The elimination of this commission refund has increased our real estate services revenue per transaction, although this metric is also impacted by the factors discussed above.

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

Mortgage Originations

Mortgage originations is the volume of mortgage loans originated by our mortgage business, measured by both dollar value of loans and number of loans. This volume is an indicator for the growth of our mortgage business. Mortgage originations, including refinancings, are affected by mortgage interest rates, the ability of our mortgage loan officers to close loans, and the number of our homebuyer customers who use our mortgage business for a mortgage loan, among other factors.

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

Interest Expense

Interest expense consists primarily of any interest payable on our convertible senior notes and, for the three and nine months ended September 30, 2023, the amortization of debt discounts and issuance cost related to our convertible senior notes. See Note 14 to our consolidated financial statements for information regarding interest on our convertible senior notes.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Revenue	$268,956	$305,774	$758,595	$877,639
Cost of revenue(1)	170,616	215,109	501,927	624,089
Gross profit	98,340	90,665	256,668	253,550
Operating expenses
Technology and development(1)	44,392	43,335	139,196	135,678
Marketing(1)	24,095	33,242	97,531	131,352
General and administrative(1)	55,380	57,976	186,584	182,640
Restructuring and reorganization	—	284	7,159	18,399
Total operating expenses	123,867	134,837	430,470	468,069
Loss from continuing operations	(25,527)	(44,172)	(173,802)	(214,519)
Interest income	2,060	1,174	8,170	1,948
Interest expense	(1,603)	(2,219)	(5,291)	(6,648)
Income tax expense	(239)	(132)	(882)	(425)
Gain on extinguishment of convertible notes	6,495	—	68,848	—
Other expense, net	(158)	(902)	(537)	(3,077)
Net loss from continuing operations	$(18,972)	$(46,251)	$(103,494)	$(222,721)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Cost of revenue	$3,037	$4,165	$10,173	$10,771
Technology and development	8,391	6,353	24,759	20,230
Marketing	1,337	1,002	3,836	2,939
General and administrative	6,035	4,904	16,380	13,022
Total stock-based compensation from continuing operations	$18,800	$16,424	$55,148	$46,962

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	63.4	70.3	66.2	71.1
Gross profit	36.6	29.7	33.8	28.9
Operating expenses
Technology and development(1)	16.5	14.2	18.3	15.5
Marketing(1)	9.0	10.9	12.9	15.0
General and administrative(1)	20.6	19.0	24.6	20.8
Restructuring	0.0	0.1	0.9	2.1
Total operating expenses	46.1	44.2	56.7	53.4
Loss from continuing operations	(9.5)	(14.5)	(22.9)	(24.5)
Interest income	0.8	0.4	1.1	0.2
Interest expense	(0.6)	(0.7)	(0.7)	(0.8)
Income tax expense	(0.1)	0.0	(0.1)	0.0
Gain on extinguishment of convertible notes	2.4	0.0	9.1	0.0
Other expense, net	(0.1)	(0.3)	(0.1)	(0.4)
Net loss from continuing operations	(7.1)%	(15.1)%	(13.6)%	(25.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(as a percentage of revenue)

Cost of revenue	1.1%	1.4%	1.3%	1.2%
Technology and development	3.1	2.1	3.3	2.3
Marketing	0.5	0.3	0.5	0.3
General and administrative	2.3	1.6	2.2	1.6
Total	7.0%	5.4%	7.3%	5.4%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$166,104	$202,578	$(36,474)	(18)%
Partner	11,646	8,962	2,684	30
Total real estate services	177,750	211,540	(33,790)	(16)
Rentals	47,410	38,686	8,724	23
Mortgage	32,923	48,469	(15,546)	(32)
Other	10,873	7,079	3,794	54
Total revenue	$268,956	$305,774	$(36,818)	(12)
Percentage of revenue
Real estate services
Brokerage	61.8%	66.3%
Partner	4.3	2.9
Total real estate services	66.1	69.2
Rentals	17.6	12.7
Mortgage	12.2	15.9
Other	4.1	2.2
Total revenue	100.0%	100.0%

In the three months ended September 30, 2023, revenue decreased by $36.8 million, or 12%, as compared with the same period in 2022. This decrease in revenue was primarily attributable to a $33.8 million decrease in real estate services revenue. Brokerage revenue decreased by $36.5 million, and partner revenue increased by $2.7 million. Brokerage revenue decreased 18% during the period, driven by a 28% decrease in brokerage transactions and a 14% increase in brokerage revenue per transaction with the elimination of our homebuyer commission refund, and a 4% increase in average home prices for brokerage transactions. See Adverse Macroeconomic Conditions and Our Associated Actions within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional drivers of these changes.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$123,684	$156,632	$(32,948)	(21)%
Rentals	10,824	8,676	2,148	25
Mortgage	29,629	43,783	(14,154)	(32)
Other	6,479	6,018	461	8
Total cost of revenue	$170,616	$215,109	$(44,493)	(21)

Gross profit
Real estate services	$54,066	$54,908	$(842)	(2)%
Rentals	36,586	30,010	6,576	22
Mortgage	3,294	4,686	(1,392)	(30)
Other	4,394	1,061	3,333	314
Total gross profit	$98,340	$90,665	$7,675	8

Gross margin (percentage of revenue)
Real estate services	30.4%	26.0%
Rentals	77.2	77.6
Mortgage	10.0	9.7
Other	40.4	15.0
Total gross margin	36.6	29.7

In the three months ended September 30, 2023, total cost of revenue decreased by $44.5 million, or 21%, as compared with the same period in 2022. This decrease in cost of revenue was primarily attributable to a $39.0 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

In the three months ended September 30, 2023, total gross margin increased 690 basis points as compared with the same period in 2022, driven primarily by increases in real estate services and other gross margin.

In the three months ended September 30, 2023, real estate services gross margin increased 440 basis points as compared with the same period in 2022. This was primarily attributable to a 510 basis point decrease in personnel costs and transaction bonuses, and a 160 basis point decrease in home-touring and field expenses, each as a percentage of revenue. This was partially offset by a 190 basis point increase in home improvement costs incurred on behalf of home sellers as a percentage of revenue.

In the three months ended September 30, 2023, rentals gross margin decreased 40 basis points as compared with the same period in 2022. This was primarily attributable to a 430 basis point increase in marketing expense as a percentage of revenue and due to expanded services. This was partially offset by a 180 basis point decrease in personnel costs.

In the three months ended September 30, 2023, mortgage gross margin increased 30 basis points as compared with the same period in 2022. This was primarily attributable to a 210 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 180 basis point increase in production costs as a percentage of revenue.

In the three months ended September 30, 2023, other gross margin increased 2,540 basis points as compared with the same period in 2022. This was primarily attributable to a 1,800 basis point decrease in personnel costs and transaction bonuses, and a 440 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$44,392	$43,335	$1,057	2%
Marketing	24,095	33,242	(9,147)	(28)
General and administrative	55,380	57,976	(2,596)	(4)
Restructuring	—	284	(284)	(100)
Total operating expenses	$123,867	$134,837	$(10,970)	(8)
Percentage of revenue
Technology and development	16.5%	14.2%
Marketing	9.0	10.9
General and administrative	20.6	18.9
Restructuring and reorganization	0.0	0.1
Total operating expenses	46.1%	44.1%

In the three months ended September 30, 2023, technology and development expenses increased by $1.1 million, or 2%, as compared with the same period in 2022. The increase was primarily attributable to a $0.7 million increase in personnel costs. The number of technology and development employees decreased by 18%, as compared with the same period in 2022.

In the three months ended September 30, 2023, marketing expenses decreased by $9.1 million, or 28%, as compared with the same period in 2022. The decrease was primarily attributable to a $9.3 million decrease in marketing media costs as we reduced advertising.

In the three months ended September 30, 2023, general and administrative expenses decreased by $2.6 million, or 4%, as compared with the same period in 2022. The decrease was primarily attributable to a $2.5 million decrease in personnel costs.

In the three months ended September 30, 2023, restructuring and reorganization expenses decreased by $0.3 million, or 100%, as compared with the same period in 2022.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$2,060	$1,174	$886	75%
Interest expense	(1,603)	(2,219)	616	28
Income tax expense	(239)	(132)	(107)	(81)
Gain on extinguishment of convertible senior notes	6,495	—	6,495	N/A
Other expense, net	(158)	(902)	744	82
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$6,555	$(2,079)	$8,634	415
Percentage of revenue
Interest income	0.8%	0.4%
Interest expense	(0.6)	(0.7)
Income tax expense	(0.1)	0.0
Gain on extinguishment of convertible senior notes	2.4	0.0
Other expense, net	(0.1)	(0.3)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	2.4%	(0.6)%

In the three months ended September 30, 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $8.6 million as compared to the same period in 2022.

Interest expense decreased by $0.6 million due primarily to the closing of our secured revolving credit facility.

Gain on extinguishment of convertible senior notes increased by $6.5 million, due to our paying down a portion of our 2025 notes at a discount, and there was no such activity in 2022. See Note 14 to our consolidated financial statements for further information on these transactions.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$454,888	$610,904	$(156,016)	(26)%
Partner	30,799	29,931	868	3
Total real estate services	485,687	640,835	(155,148)	(24)
Rentals	135,636	114,979	20,657	18
Mortgage	107,838	104,484	3,354	3
Other	29,434	17,341	12,093	70
Total revenue	$758,595	$877,639	$(119,044)	(14)
Percentage of revenue
Real estate services
Brokerage	60.0%	69.6%
Partner	4.1	3.4
Total real estate services	64.1	73.0
Rentals	17.9	13.1
Mortgage	14.2	11.9
Other	3.8	2.0
Total revenue	100.0%	100.0%

In the nine months ended September 30, 2023, revenue decreased by $119.0 million, or 14%, as compared with the same period in 2022. This decrease was partially offset by $107.8 million in revenue resulting from our acquisition of Bay Equity, and there were $101.8 million of such revenues in the nine months ended September 30, 2022. Excluding these revenues from Bay Equity, this decrease in revenue was primarily attributable to a $155.1 million decrease in real estate services revenue. Brokerage revenue decreased by $156.0 million, and partner revenue increased by $0.9 million. Brokerage revenue decreased 26% during the period, driven by a 31% decrease in brokerage transactions and a 8% increase in brokerage revenue per transaction with the elimination of our homebuyer commission refund more than offsetting a 3% decrease in average home prices for brokerage transactions.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$359,625	$488,114	$(128,489)	(26)%
Rentals	31,016	23,769	7,247	30
Mortgage	93,108	95,616	(2,508)	(3)
Other	18,178	16,590	1,588	10
Total cost of revenue	$501,927	$624,089	$(122,162)	(20)

Gross profit
Real estate services	$126,062	$152,721	$(26,659)	(17)%
Rentals	104,620	91,210	13,410	15
Mortgage	14,730	8,868	5,862	66
Other	11,256	751	10,505	1,399
Total gross profit	$256,668	$253,550	$3,118	1

Gross margin (percentage of revenue)
Real estate services	26.0%	23.8%
Rentals	77.1	79.3
Mortgage	13.7	8.5
Other	38.2	4.3
Total gross margin	33.8	28.9

In the nine months ended September 30, 2023, total cost of revenue decreased by $122.2 million, or 20%, as compared with the same period in 2022. This decrease was partially offset by $92.9 million in costs resulting from our acquisition of Bay Equity, and there were $87.3 million of such costs in the nine months ended September 30, 2022. Excluding these expenses from Bay Equity, this decrease in cost of revenue was primarily attributable to a $111.4 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

In the nine months ended September 30, 2023, total gross margin increased 490 basis points as compared with the same period in 2022, driven primarily by increases in real estate services, mortgage, and other gross margin.

In the nine months ended September 30, 2023, real estate services gross margin increased 220 basis points as compared with the same period in 2022. This was primarily attributable to a 390 basis point decrease in personnel costs and transaction bonuses, and a 40 basis point decrease in home-touring and field expenses, each as a percentage of revenue. This was partially offset by a 100 basis point increase in home repair costs, a 60 basis point increase in costs from our annual, in-person company event, which we did not conduct in the same period in 2022, and a 40 basis point increase in listing expenses, each as a percentage of revenue.

In the nine months ended September 30, 2023, rentals gross margin decreased 220 basis points as compared with the same period in 2022. This was primarily attributable to a 490 basis point increase in marketing expense as a percentage of revenue and due to expanded services.

In the nine months ended September 30, 2023, mortgage gross margin increased 520 basis points as compared with the same period in 2022. This was primarily attributable to a 890 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 460 basis point increase in production costs as a percentage of revenue.

In the nine months ended September 30, 2023, other gross margin increased 3,390 basis points. This was primarily attributable to a 2,130 basis point decrease in personnel costs and transaction bonuses, and a 660 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$139,196	$135,678	$3,518	3%
Marketing	97,531	131,352	(33,821)	(26)
General and administrative	186,584	182,640	3,944	2
Restructuring	7,159	18,399	(11,240)	(61)
Total operating expenses	$430,470	$468,069	$(37,599)	(8)
Percentage of revenue
Technology and development	18.3%	15.5%
Marketing	12.9	15.0
General and administrative	24.6	20.8
Restructuring and reorganization	0.9	2.1
Total operating expenses	56.7%	53.4%

In the nine months ended September 30, 2023, technology and development expenses increased by $3.5 million, or 3%, as compared with the same period in 2022. Bay Equity contributed $1.3 million in costs in both the nine months ended September 30, 2023 and 2022, and therefore did not impact the overall change. Excluding these expenses from Bay Equity, the increase was primarily attributable to a $1.9 million increase in personnel costs.

In the nine months ended September 30, 2023, marketing expenses decreased by $33.8 million, or 26%, as compared with the same period in 2022. Included in the decrease was $3.1 million in costs resulting from our acquisition of Bay Equity, and there were $3.4 million of such expenses in the nine months ended September 30, 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $34.5 million decrease in marketing media costs as we reduced advertising.

In the nine months ended September 30, 2023, general and administrative expenses increased by $3.9 million, or 2%, as compared with the same period in 2022. Included in the increase was $20.1 million resulting from our acquisition of Bay Equity, and there were $15.2 million of such expenses in the nine months ended September 30, 2022. Excluding these expenses from Bay Equity, general and administrative expenses decreased by $1.0 million. The decrease was primarily attributable to $4.1 million decrease in personnel costs, a $2.4 million decrease in acquisition-related expenses, and a $2.3 million decrease in legal expenses. This was partially offset by $5.9 million in costs associated with our annual, in-person company event, which we did not conduct in the same period in 2022, and a $1.7 million increase in office and occupancy expenses as we were terminating a lease.

In the nine months ended September 30, 2023, restructuring and reorganization expenses decreased by $11.2 million, or 61%, as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities in the nine months ended September 30, 2023 as compared with the same period in 2022.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$8,170	$1,948	$6,222	319%
Interest expense	(5,291)	(6,648)	1,357	20
Income tax expense	(882)	(425)	(457)	(108)
Gain on extinguishment of convertible senior notes	68,848	—	68,848	N/A
Other expense, net	(537)	(3,077)	2,540	83
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$70,308	$(8,202)	$78,510	957
Percentage of revenue
Interest income	1.1%	0.2%
Interest expense	(0.7)	(0.8)
Income tax expense	(0.1)	0.0
Gain on extinguishment of convertible senior notes	9.1	0.0
Other expense, net	(0.1)	(0.4)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	9.3%	(1.0)%

In the nine months ended September 30, 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $78.5 million as compared to the same period in 2022.

Interest expense decreased by $1.4 million due primarily to the closing of our secured revolving credit facility.

Gain on extinguishment of convertible senior notes increased by $68.8 million, due to our paying down a portion of our 2025 notes at a discount, and there was no such activity for the same period in 2022. See Note 14 to our consolidated financial statements for further information on these transactions.

Other expense, net decreased by $2.5 million primarily due to the sale of one of our equity investments at a loss in the nine months ended September 30, 2022, and we had no such transaction in the nine months ended September 30, 2023.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and nine months ended September 30, 2023 and 2022.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Three Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$177,750	$47,410	$32,923	$10,873	$—	$268,956
Cost of revenue	123,684	10,824	29,629	6,479	—	170,616
Gross profit	54,066	36,586	3,294	4,394	—	98,340
Operating expenses
Technology and development	25,711	15,813	800	1,133	935	44,392
Marketing	10,785	12,245	1,088	20	(43)	24,095
General and administrative	18,418	21,838	6,670	952	7,502	55,380
Total operating expenses	54,914	49,896	8,558	2,105	8,394	123,867
(Loss) income from continuing operations	(848)	(13,310)	(5,264)	2,289	(8,394)	(25,527)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	42	(73)	207	6,338	6,555
Net (loss) income from continuing operations	$(807)	$(13,268)	$(5,337)	$2,496	$(2,056)	$(18,972)

	Three Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(807)	$(13,268)	$(5,337)	$2,496	$(2,056)	$(18,972)
Interest income(1)	(41)	(81)	(2,886)	(207)	(1,732)	(4,947)
Interest expense(2)	—	—	3,132	—	1,598	4,730
Income tax expense	—	37	70	—	132	239
Depreciation and amortization	3,123	9,681	947	233	312	14,296
Stock-based compensation(3)	11,151	4,255	473	574	2,347	18,800
Gain on extinguishment of convertible senior notes	—	—	—	—	(6,495)	(6,495)
Adjusted EBITDA	$13,426	$624	$(3,601)	$3,096	$(5,894)	$7,651
(1) Interest income includes $2.9 million of interest income related to originated mortgage loans for the three months ended September 30, 2023.
(2) Interest expense includes $3.1 million of interest expense related to our warehouse credit facilities for the three months ended September 30, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.

	Three Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$211,540	$38,686	$48,469	$7,079	$—	$305,774
Cost of revenue	156,632	8,676	43,783	6,018	—	215,109
Gross profit	54,908	30,010	4,686	1,061	—	90,665
Operating expenses
Technology and development	25,709	15,385	985	751	505	43,335
Marketing	18,772	12,678	1,653	48	91	33,242
General and administrative	20,244	22,722	7,073	784	7,153	57,976
Restructuring and reorganization	—	—	—	—	284	284
Total operating expenses	64,725	50,785	9,711	1,583	8,033	134,837
Loss from continuing operations	(9,817)	(20,775)	(5,025)	(522)	(8,033)	(44,172)
Interest income, interest expense, income tax expense, and other expense, net	—	397	(129)	40	(2,387)	(2,079)
Net loss from continuing operations	$(9,817)	$(20,378)	$(5,154)	$(482)	$(10,420)	$(46,251)
(1) Included in revenue is $4.9 million from providing services to our discontinued properties segment.

	Three Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net loss from continuing operations	$(9,817)	$(20,378)	$(5,154)	$(482)	$(10,420)	$(46,251)
Interest income(1)	—	—	(4,049)	(42)	(1,115)	(5,206)
Interest expense(2)	—	—	3,364	—	2,215	5,579
Income tax expense	—	(355)	141	—	346	132
Depreciation and amortization	4,388	9,683	1,053	241	291	15,656
Stock-based compensation(3)	9,834	3,632	1,209	341	1,408	16,424
Acquisition-related costs(4)	—	—	—	—	13	13
Restructuring and reorganization(5)	—	—	—	—	284	284
Impairment(6)	—	—	—	—	913	913
Adjusted EBITDA	$4,405	$(7,418)	$(3,436)	$58	$(6,065)	$(12,456)
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Nine Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$485,687	$135,636	$107,838	$29,434	$—	$758,595
Cost of revenue	359,625	31,016	93,108	18,178	—	501,927
Gross profit	126,062	104,620	14,730	11,256	—	256,668
Operating expenses
Technology and development	82,650	48,081	2,177	3,475	2,813	139,196
Marketing	51,849	42,509	3,122	46	5	97,531
General and administrative	58,997	73,445	20,323	3,049	30,770	186,584
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	193,496	164,035	25,622	6,570	40,747	430,470
(Loss) income from continuing operations	(67,434)	(59,415)	(10,892)	4,686	(40,747)	(173,802)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	115	(224)	475	69,901	70,308
Net (loss) income from continuing operations	$(67,393)	$(59,300)	$(11,116)	$5,161	$29,154	$(103,494)
(1) Included in revenue is $1.2 million from providing services to our discontinued properties segment.

	Nine Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(67,393)	$(59,300)	$(11,116)	$5,161	$29,154	$(103,494)
Interest income(1)	(41)	(238)	(9,062)	(475)	(7,400)	(17,216)
Interest expense(2)	—	—	9,737	—	5,285	15,022
Income tax expense	—	123	222	—	537	882
Depreciation and amortization	12,819	30,068	2,929	756	1,745	48,317
Stock-based compensation(3)	33,041	11,580	2,554	1,696	6,277	55,148
Acquisition-related costs(4)	—	—	—	—	8	8
Restructuring and reorganization(5)	—	—	—	—	7,159	7,159
Impairment(6)	—	—	—	—	113	113
Gain on extinguishment of convertible senior notes	—	—	—	—	(68,848)	(68,848)
Adjusted EBITDA	$(21,574)	$(17,767)	$(4,736)	$7,138	$(25,970)	$(62,909)
(1) Interest income includes $9.0 million of interest income related to originated mortgage loans for the nine months ended September 30, 2023.
(2) Interest expense includes $9.7 million of interest expense related to our warehouse credit facilities for the nine months ended September 30, 2023.
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Nine Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$640,835	$114,979	$104,484	$17,341	$—	$877,639
Cost of revenue	488,114	23,769	95,616	16,590	—	624,089
Gross profit	152,721	91,210	8,868	751	—	253,550
Operating expenses
Technology and development	80,144	44,539	5,236	2,975	2,784	135,678
Marketing	90,380	36,806	3,525	173	468	131,352
General and administrative	67,578	68,738	18,047	2,346	25,931	182,640
Restructuring and reorganization	—	—	—	—	18,399	18,399
Total operating expenses	238,102	150,083	26,808	5,494	47,582	468,069
Loss from operations	(85,381)	(58,873)	(17,940)	(4,743)	(47,582)	(214,519)
Interest income, interest expense, income tax expense, and other expense, net	(123)	1,098	(164)	51	(9,064)	(8,202)
Net loss from continuing operations	$(85,504)	$(57,775)	$(18,104)	$(4,692)	$(56,646)	$(222,721)
(1) Included in revenue is $14.9 million from providing services to our discontinued properties segment.

	Nine Months Ended September 30, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net loss from continuing operations	$(85,504)	$(57,775)	$(18,104)	$(4,692)	$(56,646)	$(222,721)
Interest income(1)	—	(1)	(7,296)	(55)	(1,876)	(9,228)
Interest expense(2)	—	—	5,599	—	6,642	12,241
Income tax expense	—	(789)	174	—	1,040	425
Depreciation and amortization	12,957	28,550	2,425	814	909	45,655
Stock-based compensation(3)	29,644	8,611	2,590	1,151	4,966	46,962
Acquisition-related costs(4)	—	—	—	—	2,437	2,437
Restructuring and reorganization(5)	—	—	—	—	18,399	18,399
Impairment(6)	—	—	—	—	913	913
Adjusted EBITDA	$(42,903)	$(21,404)	$(14,612)	$(2,782)	$(23,216)	$(104,917)
(1) Interest income includes $7.3 million of interest income related to originated mortgage loans for the nine months ended September 30, 2023.
(2) Interest expense includes $5.6 million of interest expense related to our warehouse credit facilities for the nine months ended September 30, 2023.
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

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $125.8 million and investments of $47.3 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds. In October 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates to commit up to $250 million of financing in the form of a first lien term loan facility. We received the first half of the loan in October 2023 and the remainder will be available as a delayed draw during the following 12 months. See Note 15 to our consolidated financial statements for more information on the term loan facility.

As of September 30, 2023, we had $809.5 million of convertible senior notes outstanding across two issuances, maturing between October 15, 2025 and April 1, 2027. During the three months ended September 30, 2023, we repurchased and retired $36.2 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $29.4 million in cash. As of September 30, 2023, we have repurchased a total of $426.7 million of our 2025 convertible senior notes, using $296.0 million in cash. As of September 30, 2023, we have $4.0 million remaining under the repurchase program for future repurchases. See Note 15 to our consolidated financial statements for increased amount added to our repurchase program on October 19, 2023. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity. In addition, our 2023 convertible senior notes were fully repaid in cash on July 15, 2023.

As of September 30, 2023, we had 40,000 shares of convertible preferred stock outstanding. See Note 10 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)

Net cash provided by (used in) operating activities	$91,428	$(148,489)
Net cash provided by (used in) investing activities	97,963	(181,109)
Net cash (used in) provided by financing activities	(304,347)	15,098

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

Net cash provided by operating activities was $91.4 million for the nine months ended September 30, 2023, primarily attributable to changes in assets and liabilities, which increased cash provided by operating activities by $150.4 million. This increase was partially offset by our net loss of $107.1 million. In addition there was a net increase of $48.2 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $114.2 million decrease in inventory related to our properties business.

Net cash used in operating activities was $148.5 million for the nine months ended September 30, 2022, primarily attributable to (i) our net loss of $259.2 million, (ii) $121.7 million of non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, change in fair value of mortgage servicing rights, and other non-cash items. The primary uses of cash related to changes in our assets and liabilities were a $57.0 million increase in inventory related to our properties business and a $26.1 million decrease in accounts payable and accrued and other liabilities related to the timing of vendor payments and payroll related expenses.

Net Cash Provided by (Used In) Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $98.0 million for the nine months ended September 30, 2023, primarily attributable to $107.2 million in net maturities of our investments in U.S. government securities, partially offset by $9.2 million in purchases of property and equipment.

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

Net cash used in financing activities was $304.3 million for the nine months ended September 30, 2023, attributable to $212.4 million used in connection with repurchases of our 2025 notes and $23.5 million used in connection with the repayment of our 2023 notes. This was partially offset by a $58.2 million decrease in net borrowings under our warehouse credit facilities.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2022, the estimated fair values of all reporting units substantially exceeded their carrying values. No goodwill impairment charges were recorded in the third quarter of 2023 or 2022.

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

As of September 30, 2023, we had cash and cash equivalents of $125.8 million and investments of $47.3 million. Our investments are composed of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the fourth quarter of 2023, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of September 30, 2023.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on October 31, 2023, a putative class action complaint (the “Class Action”) was filed in the United States District Court for the Western District of Missouri against the National Association of Realtors and certain unaffiliated real estate brokerages, including Redfin. The Class Action alleges that defendants participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of federal antitrust law. Among other relief, plaintiffs seek an unspecified amount of damages, injunctive relief, and attorneys’ fees and costs. For additional information, see Item 1A. Risk Factors.

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2022. You should carefully consider the risks described below and in our annual report for the year ended December 31, 2022, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the National Association of Realtors (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (an award that is subject to trebling). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. On October 31, 2023, the same day as the NAR Class Action jury verdict, under the caption Gibson et. al. v. National Association of Realtors, et al., Redfin was named as one of several defendants in a federal class action suit as described under the caption “Class Act Complaint” above under Item 1. Legal Proceedings.

Defending against class action litigation is costly, may divert time and money away from our operations, and imposes a significant burden on management and employees. Also, the results of any such litigation or investigation cannot be predicted with certainty, and any negative outcome could result in payments of substantial monetary damages or fines, and/or undesirable changes to our operations or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected.

In addition to the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ began investigating NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and the question of whether the earlier settlement forecloses further investigation is currently being litigated. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further settlement that may result therefrom.

Beyond monetary damages, the various class action suits seek to change real estate industry practices and, along with the DOJ investigation, have prompted state and local real estate boards or multiple listing services to discuss and consider changes to long-established rules and regulations. To the extent adopted, such amended rules and regulations may require changes to our business model, including changes to agent and broker compensation. Even if commission sharing remains the norm, it may no longer be mandated, which may lead to the introduction of hourly or a la carte services. If buyers end up having to compensate their brokers, they may be more likely to contact listing agents directly, driving down dual agent broker commissions. Home lending rules and norms do not currently allow for homebuyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay buyers’ agent fees when purchasing a home. Such potential changes in the model for agent and broker compensation could reduce the fees we receive from our agents and, in turn, adversely affect our financial condition and results of operations.

Risks Related to Our Indebtedness

The risk factors under this heading “Risks Related to Our Indebtedness” replace those risk factors under the heading “Risks Related to Our Indebtedness” in Item 1A of our annual report for the year ended December 31, 2022.

Our term loan facility provides our lenders with a first-priority lien against substantially all of our and our subsidiaries’ assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our term loan facility restricts our ability to, among other things:
•use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions;
•incur additional indebtedness, except for (i) indebtedness secured on a pari passu basis in an amount up to $50,000,000, (ii) indebtedness secured on a junior and subordinated basis or subordinated in right of payment to our senior lenders, and (ii) unsecured indebtedness;
•incur liens upon our property;
•dispose of certain assets;
•purchase or acquire equity interests;
•declare dividends or make certain distributions;
•enter into related party transactions; and
•undergo a merger or consolidation or other transactions.

Our term loan facility also requires that we maintain aggregate consolidated liquidity (defined as unrestricted cash plus cash equivalents) of $75.0 million, tested on a quarterly basis. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our term loan facility, could result in an event of default under the term loan facility, which would give our lenders the right to terminate their commitments to provide additional loans under the term loan facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against substantially all of our and our subsidiaries’ assets as collateral (other than the assets of our subsidiary Bay Equity LLC). Failure to comply with the covenants or other restrictions in the term loan facility could result in a default. If the debt under our term loan facility was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

We may not have sufficient cash flow to make the payments required under our current indebtedness, and a failure to make payments when due may result in the entire principal amount of our indebtedness becoming due prior to maturity, which may result in our bankruptcy.

Our ability to make scheduled payments of the principal of or to pay interest on our indebtedness, including amounts payable under our 2027 notes and any borrowings under our term loan facility or other future indebtedness, depends on having sufficient cash on hand when the payments are due. Our cash availability, in turn, depends on our future performance, which is subject to the other risks described in this Item 1A and Item 1A of our annual report for the year ended December 31, 2022. If we are unable to generate sufficient cash flow to make the payments when due, then we may be required to adopt one or more alternatives, such as selling assets, refinancing the notes, or raising additional capital. However, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition, our term loan facility prohibits us from making any cash payments on the conversion or repurchase of our notes if an event of default exists under our term loan facility or if, after giving effect to such conversion or repurchase, we would not be in compliance with the financial covenants under our term loan facility. Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to our 2025 notes, the remaining $235 million aggregate principal amount, and (ii) with respect to our 2027 notes, the entire $575 million aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date, and may further result in a default under our term loan facility. Any acceleration of the amounts outstanding under our indebtedness could result in our bankruptcy. In a bankruptcy, our term loan lender first, and the holders of our convertible senior notes second, would have a claim to our assets senior to the claims of holders of our common stock.

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

Bay Equity relies on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that it originates. To grow its business, Bay Equity depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. A current facility may become unavailable if Bay Equity fails to comply with its ongoing obligations under the facility or if it cannot agree with the lender on terms to renew the facility. New facilities may not be available on terms acceptable to us. If Bay Equity were unable to secure sufficient borrowing capacity through its warehouse credit facilities, then it may need to rely on our cash on hand to originate mortgage loans. If this cash were unavailable, then Bay Equity may be unable to maintain or increase the amount of mortgage loans that it originates, which will adversely affect its growth.

Each warehouse credit facility contains various restrictive and financial covenants and provides that Bay Equity’s breach or failure to satisfy certain of such covenants constitutes an event of default. In part due to decreased demand in the broader mortgage industry, occasionally Bay Equity may be unable to satisfy certain of these financial covenants. While lenders may waive any breaches of the financial covenants, there is no assurance that every lender will do so. If we were unable to secure a waiver of an event of default from an applicable lender, and such lender determines to enforce is remedies under the applicable warehouse facility, then Bay Equity may lose a portion of its assets, including pledged mortgage loans, and would be unable to rely on such facility to fund its mortgage originations, which may adversely affect Bay Equity’s business. This could trigger similar cross-defaults of Bay Equity’s other warehouse facilities.

The cross-acceleration and cross-default provisions in the agreements governing our current indebtedness may result in an immediate obligation to repay all of either our 2025 and 2027 convertible senior notes, our warehouse credit facilities, or our term loan facility.

The indentures governing our 2025 and 2027 convertible senior notes contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the indenture for either our 2025 or 2027 convertible senior notes, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the indenture for the other tranche of convertible senior notes. Accordingly, all or a significant portion of our outstanding convertible senior notes could become immediately payable due solely to our failure to comply with the terms of a single agreement governing either our 2025 or 2027 convertible senior notes. In addition, each of our warehouse credit facilities and term loan facility contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the agreement for any such facility, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the agreement for another facility. Accordingly, all or a significant portion of our outstanding warehouse indebtedness or outstanding term loan indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing one of our facilities. While the cross-default provisions in our existing warehouse credit facilities do not pick up defaults under our convertible senior notes and our existing warehouse credit facilities are carved out of the cross-payment default provisions in our 2025 and 2027 senior notes given that they constitute non-recourse debt, any default under our convertible senior notes would trigger an event of default under our term loan facility and, similarly, any default under our term loan facility would trigger the cross-payment default provisions in our 2025 and 2027 senior notes.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

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

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Christian Taubman(1)	Chief Growth Officer	Adoption	August 18, 2023	August 30, 2024	34,492
Anna Stevens(2)	Chief Human Resources Officer	Adoption	August 31, 2023	August 31, 2024	96,040
(1) Christian Taubman, our Chief Growth Officer, entered into a Rule 10b5-1 Plan on August 18, 2023. Mr. Taubman’s 10b5-1 Plan provides for the potential sale of 34,492 shares of our common stock.
(2) Anna Stevens, our Chief Human Resources Officer, entered into a Rule 10b5-1 Plan on August 31, 2023. Ms. Stevens plan provides for the potential sale of up to 46,301 shares of our common stock underlying previously vested Restricted Stock Units. Ms. Stevens’ plan also provides for the potential sale of 49,739 shares of our common stock underlying future-vesting Restricted Stock Units. For purposes of calculating the Aggregate # of Securities to be Sold under Ms. Stevens’ 10b5-1 Plan, we have not removed the number of shares to be withheld for income taxes.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
10.1	Separation agreement, dated August 29, 2023, between Redfin Corporation and Adam Wiener				X
10.2	Advisory agreement, dated August 29, 2023, between Redfin Corporation and Adam Wiener				X
10.3	Term Loan and Security Agreement, dated October 20, 2023, between Redfin Corporation, Apollo Administrative Agency LLC and Apollo Global Funding, LLC				X
10.4	Form of Change in Control Severance Agreement				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

November 2, 2023	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 2, 2023	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)