Form 10-K
period 2023-12-31
Redfin Corp
filed 2024-02-27
CIK 1382821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $1,353,672,542.

The registrant had 119,241,526 shares of common stock outstanding as of February 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2023 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2023

As used in this annual report, the terms "Redfin," "we," "us," and "our" refer to Redfin Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise. However, when referencing (i) the 2023 notes, the 2025 notes, the 2027 notes, the terms “we,” “us,” and “our” refer only to Redfin Corporation and not to Redfin Corporation and its subsidiaries taken as a whole, (ii) the Apollo term loan, the terms “we,” “us,” and “our” refer only to Redfin Corporation and its subsidiaries except for Bay Equity LLC, taken as a whole, and (ii) each warehouse credit facility, the terms "we," "us"," and "our" refer to Bay Equity LLC.

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

We use the same combination of technology and local service to originate, service, and subsequently sell mortgage loans and offer title and settlement services. We also offer digital platforms to connect consumers with available apartments and houses for rent and for other advertising.

Our mission is to redefine real estate in the consumer’s favor.

Representing Customers

Our brokerage efficiency results in savings that we share with our customers. We charge most home sellers a commission of 1% to 1.5%, compared to the 2.5% to 3% typically charged by traditional brokerages.

The results of our customer-first approach are clear. We:
•helped customers buy or sell more than 559,000 homes worth more than $281 billion through 2023;
•saved customers approximately $1.6 billion, when compared to a 2.5% commission, since our launch in 2006;
•drew nearly 50 million monthly average visitors to our website and mobile application in 2023;
•had customers buy and sell the same home with us at a 28% higher rate than competing brokerages;
•had listings on the market for an average of less than 36 days during the twelve months ended March 1, 2023 compared to the industry average of 40 days, according to a study we commissioned; and, according to the same study, approximately 91% of Redfin listings sold within 90 days versus the industry average of approximately 77%.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 5,793 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

Complete Customer Solution

Our aim is to combine brokerage, rentals, mortgage, and title services into one solution, sharing information, coordinating deadlines, and streamlining processes so that a consumer's move is easier and often less costly. As we integrate these services more closely over time, we believe we can help consumers move much more efficiently than a combination of stand-alone companies ever could.

Bay Equity underwrites mortgage loans and, after originating each loan, Bay Equity sells most of the loans to third-party mortgage investors, retains a small amount of mortgage servicing rights, and services a small portfolio of loans. Bay Equity is licensed in 48 states and the District of Columbia. These markets accounted for more than 98% of our brokerage's buy-side transactions in 2023.

Title Forward offers title and settlement services. Title Forward has officially launched in 27 markets across nine states and the District of Columbia. These markets accounted for 54% of our brokerage's transactions in 2023.

Rent. offers an end-to-end digital marketing platform that connects consumers with available apartments and houses for rent across all 50 states and the District of Columbia.

RedfinNow bought homes directly from homeowners and resold them to homebuyers. In November 2022, we decided to wind-down RedfinNow, and we completed the liquidation of our RedfinNow inventory in the second quarter of 2023.

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

Our Lead Agents

Our goal is to be the best employer in real estate. At the heart of this goal is an investment in the real estate agents who directly help our customers buy and sell homes. We refer to these agents as our lead agents. Unlike traditional real estate brokerages, where agents work as independent contractors, we employ our lead agents and provide them with health insurance and other benefits as well as the opportunity to earn equity compensation. As a result, our lead agents in 2023 earned a median income that was more than two times as much as agents at competing brokerages. Also in 2023, our lead agents were, on average, more than twice as productive as agents at competing brokerages. And compared to the top-20 brokerages by volume in 2023, our lead agents had the highest annual sales volume. In January 2024, in four pilot markets, we began paying lead agents a larger transaction bonus in lieu of a base salary.

As of December 31, 2023, we had 4,693 employees. For 2023, our average number of lead agents was 1,776. See "Key Business Metrics - Average Number of Lead Agents" under Item 7.

Our Executive Officers

Below is information regarding our executive officers. Each executive officer holds office until his or her successor is duly elected and qualified or until the officer’s earlier resignation, disqualification, or removal.
•Glenn Kelman, age 53, has served as our chief executive officer since September 2005 and one of our directors since March 2006.
•Bridget Frey, age 46, has been employed by us since June 2011 and has served as our chief technology officer since February 2015.
•Anthony Kappus, age 43, has been employed by us since March 2014 and has served as our chief legal officer since May 2021. Mr. Kappus previously served as our senior vice president - legal affairs from August 2018 to May 2021 and vice president - legal from September 2014 to August 2018.
•Chris Nielsen, age 57, has served as our chief financial officer since June 2013.
•Anna Stevens, age 50, has served as our chief human resources officer since August 2022. Prior to joining Redfin, Ms. Stevens served as the Chief People Officer of HD Supply, Inc., a North American industrial distributor.
•Christian Taubman, age 45, has served as our chief growth officer since April 2021. Mr. Taubman previously served as our chief product officer from October 2019 to April 2021. Prior to joining Redfin, Mr. Taubman served in several different roles with Amazon (a technology company) from April 2011 to October 2019. As Director - Smart Home Verticals from December 2017 to October 2019, Mr. Taubman led employees in product management, software engineering, and program management, with the mission of helping customers to connect more smart devices to Amazon's Alexa virtual assistant.

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

Risks Related to Our Business and Industry

Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions.

Our success depends largely on the health of the U.S. residential real estate industry. This industry, in turn, is affected by changes in general economic conditions, which are beyond our control. Any of the following factors could reduce the volume of residential real estate transactions, cause a decline in the prices at which homes are bought and sold, or otherwise adversely affect the industry and harm our business:
•seasonal or cyclical downturns in the U.S. residential real estate industry, which may be due to a single factor, or a combination of factors, listed below, or factors which are currently not known to us or that have not historically affected the industry;
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
•newly enacted and potential federal, state, and local legislative actions, as well as new judicial decisions, that would affect the residential real estate industry generally or in our top-10 markets, including (i) actions or decisions that would increase the tax liability arising from buying, selling, or owning real estate; (ii) actions or decisions that would change the way real estate brokerage commissions are negotiated, calculated, or paid; (iii) actions or decisions that would discourage individuals from owning, or obtaining a mortgage on, more than one home; and (iv) potential reform relating to Fannie Mae, Freddie Mac, and other government sponsored entities that provide liquidity to the mortgage market;
•loss in confidence in the debt, obligations, or operations in the U.S. government, or a shutdown of the U.S. government, which could impact broader credit markets or economic activity;
•changes that cause U.S. real estate to be more expensive for foreign purchases, such as (i) increases in the exchange rate for the U.S. dollar compared to foreign currencies and (ii) foreign regulatory changes or capital controls that make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

•changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and
•war, terrorism, political uncertainty, natural disasters, inclement weather, health epidemics or pandemics, and acts of God, and the effects of such events on the U.S. residential real estate market.

Our real estate services segment, which is our largest segment by gross profit, is concentrated in certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the year ended December 31, 2023, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events may adversely and disproportionately affect demand for and sales prices of homes in these markets. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could adversely affect growth of our revenue, gross profit, profitability, and market share or otherwise harm our business.

Our top markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, our real estate services revenue, gross margin, and gross profit are generally higher in these markets than in our smaller markets. To the extent there is a long-term net migration to cities outside of these markets, the relative percentage of residential housing transactions may shift away from the top markets where we have historically generated most of our revenue and gross profit. Our inability to adapt to any shift, including failing to increase revenue and gross profit from other markets, could adversely affect our financial performance and market share.

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

We have integrated, and may continue to integrate in the future, AI in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated artificial intelligence (“AI”) technologies in many of our tools and features available on our website and in the tools that our agents use in their daily activities. For example, we may use AI technologies to redesign homes, scale frequently performed tasks, or answer customer questions. We may continue to integrate these technologies in new offerings. Notwithstanding the use of AI on our website and with certain agent activities, we’ve yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which if incorporated into our platform, may result in reputational harm to us and our agents and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which Large Language Models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the Fair Housing Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank act.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

We may be unable to maintain or improve our current technology offerings at a competitive level or develop new technology offerings that meet customer or agent expectations. Our technology offerings may also contain undetected errors or vulnerabilities.

Our technology offerings, including tools, features, and products, are key to our competitive plan for attracting potential customers and hiring and retaining lead agents. As the number of homebuyers and home sellers, renters, agents, and listings shared on our website and mobile application and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Maintaining or improving our current technology, network capacity and computing power to meet evolving industry standards and customer and agent expectations and data growth, as well as developing commercially successful and innovative new technology, is challenging and expensive. For example, the nature of development cycles may result in delays between the time we incur expenses and the time we introduce new technology and generate revenue, if any, from those investments. Anticipated customer demand for a technology offering could also decrease after the development cycle has commenced, and we would not be able to recoup costs, which may be substantial, we incurred.

As standards and expectations evolve and new technology becomes available, we may be unable to identify, design, develop, and implement, in a timely and cost-effective manner, new technology offerings to meet those standards and expectations. As a result, we may be unable to compete effectively, and to the extent our competitors develop new technology offerings faster than us, they may render our offerings uncompetitive or obsolete. Additionally, even if we implemented new technology offerings in a timely manner, our customers and agents may not accept or be satisfied by the offerings.

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

We may be unable to attract homebuyers, home sellers, and rental customers to our websites and mobile applications in a cost-effective manner.

Our websites and mobile applications are our primary channels for meeting new customers. Accordingly, our success depends on our ability to attract homebuyers, home sellers, and rental customers to our websites and mobile applications in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile applications from mobile application stores. We also rely on marketing methods such as targeted email campaigns, paid search advertising, social media marketing, and traditional media, including TV, radio, and billboards.

The number of visitors to our websites and downloads of our mobile applications depend in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings, which may have the effect of promoting their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple App Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

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

As a result of our business model of employing our lead agents, our lead agents generally earn less on a per transaction basis than traditional agents who work as independent contractors at traditional brokerages. Because our model is uncommon in our industry, agents considering working for us may not understand our compensation model or may not perceive it to be more attractive than the independent contractor compensation model used by most traditional brokerages. Additionally, due to the costs of employing our lead agents, lead agent turnover may be more costly to us than to traditional brokerages. If we are unable to attract, retain, effectively train, motivate, and utilize lead agents, we will be unable to offset the costs of employing them and grow our business. We may also be required to change our compensation model, which could significantly increase our lead agent compensation or other costs.

Also, as a result of employing our lead agents, we incur costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. Because of this, we have significant costs that, in the event of decreased demand in the markets we serve, may result in us being unable to adjust as rapidly as some of our competitors. In turn, such demand declines may impact us more than our competitors.

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

Our arrangements with third-party partner agents may limit our growth and brand awareness. For example, referring customers to partner agents potentially redirects repeat and referral opportunities to the partner agents.

If we do not comply with the rules, terms of service, and policies of REALTOR® associations and MLSs, our access to and use of listings data may be restricted or terminated.

We must comply with the rules, terms of service, and policies of REALTOR® associations and MLSs to access and use MLSs' listings data. We belong to numerous REALTOR® associations and MLSs, and each has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used and how listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other REALTOR® associations and MLSs such that we are required to customize our website, mobile application, or service to accommodate differences between rules of REALTOR® associations and MLSs. Complying with the rules of each REALTOR® association and MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. In October 2023, Redfin began exiting local REALTOR® associations and the National Association of REALTORS® in some jurisdictions. We could be deemed to be noncompliant by not having these REALTOR® association memberships, or by having both REALTOR® and non-REALTOR® agents working at the same brokerage.

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

Rent.'s growth depends on advertising revenue generated primarily through property managers. Rent.'s ability to attract and retain advertisers may be adversely affected by any of the following factors:
•Rent.’s ability to generate high, and growing, levels of traffic to its family of websites and mobile applications;
•a prolonged period of high occupancy within rental properties, or continued increase of new units coming on the rental market, reducing the need for our advertising services;
•a prolonged period of low occupancy, putting downward pressure on the marketing budgets and operating cash flows of our property manager customers;
•declining quantity and quality of renter leads it provides to property managers;
•its inability to keep pace with changes in technology and features expected by renters when visiting an online rental portal;
•its failure to offer an attractive return on investment to advertisers;
•the inability of property managers to evict tenants for delinquent rent payments; and
•increased property manager operating costs may impact their ability to pay for our services.

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

We acquired Rent. on April 2, 2021 and Bay Equity on April 1, 2022. The anticipated benefits of each acquisition may not come to fruition. The ongoing integration of Rent. and Bay Equity continues to be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction. Furthermore, GAAP requires us to test the goodwill associated with these acquisitions at least annually and we review our goodwill and intangible assets for impairment when events change indicate that an impairment may be appropriate. Depending on the results of these reviews, we may be required to record a non-cash charge to our earnings in the period we determined impairment was appropriate, which may negatively impact our results of operations in that period.

Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.

Cybersecurity incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, including the increase in more sophisticated phishing ransomware or malware attacks, which might interfere with our ability to detect and successfully defend against them. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information, intellectual property and data of our customers and employees, including personally identifiable information. Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that are critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers and employees) and the disruption of business operations. Any real or perceived compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.

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

Privacy, data protection, and data usage laws and regulations are complex and rapidly evolving. Any failure or alleged failure to comply with these laws could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We use evolving tools and technology, such as pixels, in the operation of our websites. We are from time to time involved in, and may in the future be subject to, enforcement actions and private third-party claims arising from the laws to which we are subject. This includes third party claims relying on older legislation as the basis for allegations of consumer data privacy violations against companies using new technology. Companies using tracking technology, including Redfin, have been the subjects of recent data privacy lawsuits brought by third-parties alleging that the use of this modern technology violates consumer privacy as defined by older laws. Many of these lawsuits have not been fully litigated, or have settled, resulting in a current state of uncertainty in the law. In addition, many cyber carriers are reconsidering how, and if, to cover losses related to pixel-based claims. Our use of such technology could subject us to expensive litigation, and to greater loss exposure due to insurance limits.

We rely on third-party licensed technology, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels.

We use certain licensed third-party software in our technology. Our reliance on this third-party software may become costly if the licensor increases the price for the license or changes the terms of use and we cannot find commercially reasonable alternatives. Even if we were to find an alternative, integration of our technology with new third-party software may require substantial investment of our time and resources.

Any undetected errors or defects in the third-party software we license could prevent the deployment or impair the functionality of our technology, delay new service offerings, or result in a failure of our website or mobile application.

For example, we host our website and mobile applications using Amazon Web Services (“AWS”). A prolonged AWS service disruption affecting our website and mobile applications would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. In the event that our AWS service agreements are terminated, or there is an interruption or lapse of service, or elimination of AWS services or features that we use, we could experience interruptions in access to our subscription offerings as well as significant delays and additional expense in changing to a different cloud infrastructure provider and re-architecting our website and mobile applications for deployment on a different cloud infrastructure service provider. This could materially adversely affect our business, results of operations and financial condition.

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

We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws. The laws include, but are not limited to, those relating to real estate, brokerage, title, mortgage, advertising, privacy and consumer protection, labor and employment, and intellectual property. These laws and their related regulations may evolve frequently and may be inconsistent from one jurisdiction to another. Additionally, certain of these laws and regulations were created for traditional real estate brokerages, and it may be unclear how they affect us given our business model that is unlike traditional brokerages or certain of our services that historically have not been offered by traditional brokerages.

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

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Such investigations, actions, and claims include, but are not limited to, matters relating to employment law (including misclassification), intellectual property, privacy and data protection, consumer protection, website accessibility, competition and antitrust laws, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, and commercial or contractual disputes. They may also relate to ordinary-course brokerage disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents and third-party contractor agents. See Note 8 to our consolidated financial statements for a discussion of pending third-party claims that we believe may be material to us.

Any such investigations, actions, or claims can be costly to defend or resolve, require significant time from management, or result in negative publicity. Furthermore, to the extent we are unsuccessful in defending an action or claim, we may be subject to civil or criminal penalties, including significant fines or damages, the loss of ability to operate in a jurisdiction, or the need to change certain business practices (including redesigning, or obtaining a license for, our technology or modifying or ceasing to offer certain services). Misclassification claims may also require us to reclassify independent contractor associate agents as employees, thereby subjecting them to wage and hour laws, and resulting in related tax and employment liabilities. Agents may also opt out of our platform given the loss of flexibility under an employment model.

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the National Association of Realtors (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (an award that is subject to trebling). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. Subsequently, Redfin has been named as one of several defendants in similar class action suits as described under the caption “Class Act Complaint” above under Item 1. Legal Proceedings.

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
•incur additional indebtedness, except for (i) indebtedness secured on a pari passu basis in an amount up to $50,000,000, (ii) indebtedness secured on a junior and subordinated basis or subordinated in right of payment to our senior lenders, and (iii) unsecured indebtedness;
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

Our ability to make scheduled payments of the principal of or to pay interest on our indebtedness, including amounts payable under our 2027 notes and any borrowings under our term loan facility or other future indebtedness, depends on having sufficient cash on hand when the payments are due. Our cash availability, in turn, depends on our future performance, which is subject to the other risks described in Item 1A. If we are unable to generate sufficient cash flow to make the payments when due, then we may be required to adopt one or more alternatives, such as selling assets, refinancing the notes, or raising additional capital. However, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition, our term loan facility prohibits us from making any cash payments on the conversion or repurchase of our notes if an event of default exists under our term loan facility or if, after giving effect to such conversion or repurchase, we would not be in compliance with the financial covenants under our term loan facility. Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to our 2025 notes, the remaining $193.4 million aggregate principal amount, and (ii) with respect to our 2027 notes, the entire $503.1 million aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date, and may further result in a default under our term loan facility. Any acceleration of the amounts outstanding under our indebtedness could result in our bankruptcy. In a bankruptcy, our term loan lender first, and the holders of our convertible senior notes second, would have a claim to our assets senior to the claims of holders of our common stock.

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

Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our restated bylaws, or (v) any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to actions arising under the Securities Exchange Act of 1934, or, as described below, the Securities Act of 1933.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

Our board of directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, business partners, stockholders, and employees. Our audit committee is involved in direct oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that focuses on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance—Our audit committee oversees our ERM program, including the management of risks arising from cybersecurity threats, and are supported by the Information Security Steering Committee (the “ISSC”), the Cybersecurity Incident Response Team (the “CSIRT”), and our information security (“InfoSec”) team. Our audit committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The ISSC oversees the frameworks the InfoSec team uses to benchmark the controls and maturity of our security program. The ISSC is a cross-functional group that has oversight and input into the roadmap and projects reflecting the maturity benchmarks of the frameworks upon which we base our program, and receives monthly updates as to the status of the roadmap projects. The CSIRT monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and reports such threats and incidents to the ISSC, who then reports up to our audit committee when appropriate. The audit committee is responsible for escalating cybersecurity threats and incidents to the Board if and when appropriate. We have established frameworks so that our ISSC, audit committee, and board of directors also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

To facilitate the success of our cybersecurity risk management program, the CSIRT is composed of multidisciplinary teams throughout Redfin who are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The audit committee consists of at least three members of the Board. The ISSC includes our chief financial officer (“CFO”), our chief legal officer (“CLO”), and other key leaders across the company. Our chief technology officer (“CTO”) oversees our security team. Our CFO has over 30 years of experience managing risks at Redfin, Zappos, Amazon (Home and Garden), Bain & Company and Accenture, including risks arising from cybersecurity threats. Our CLO has 16 years of experience managing risks, including risks arising from cybersecurity threats. Our CTO has over 24 years of experience, including experience managing risks arising from cybersecurity threats across several industries to include health care and business solutions.

Collaborative Approach—we have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. The ISSC and the CSIRT work collaboratively to build and implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans.

Technical Safeguards—We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including rate-limiting and web application firewalls, anti-malware functionality, access controls, and threat detection systems including posture management tooling. We ensure the ongoing security and improves these technical safeguards through regular security reviews of components, code, libraries, and environments.

Incident Response and Recovery Planning—We have established and maintain incident response and recovery plans that address our response to a cybersecurity incident. These plans are tested and evaluated on a regular basis.

Third-Party Risk Management—We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness—We provide mandatory training for our personnel regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the ISSC, the audit committee, and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance—We maintain cyber insurance coverage.

Risks from Cybersecurity Threats

To date we have not experienced any cybersecurity incidents, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect our business, including our business strategy, results of operations or financial condition.

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

As of February 21, 2024, we had 202 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the S&P 500 Index and the RDG Composite Index. The period shown commences on December 31, 2018, which was the year in which our common stock first started trading after our initial public offering ("IPO"), and ends on December 31, 2023.

Unregistered Sales of Securities

During the period covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

During the quarter ended December 31, 2023, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

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

We use the same combination of technology and local service to originate, service, and subsequently sell mortgage loans and offer title and settlement services. We also offer digital platforms to connect consumers with available apartments and houses for rent and for other advertising.

Our mission is to redefine real estate in the consumer’s favor.

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the fourth quarter of 2023, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

From April 2022, after completing the acquisition of Bay Equity, through December 2023, through involuntary reductions and attrition, we reduced our total number of employees by 40%, including a reduction in lead agents of 40%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

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

	Year Ended December 31,
	2023	2022	2021
Monthly average visitors (in thousands)	49,479	49,654	47,113
Real estate services transactions
Brokerage	47,244	66,554	76,680
Partner	14,676	13,649	17,899
Total	61,920	80,203	94,579
Real estate services revenue per transaction
Brokerage	$12,260	$11,269	$11,076
Partner	2,681	2,718	3,020
Aggregate	9,990	9,814	9,551
U.S. market share by units(1)	0.76%	0.80%	0.77%
Revenue from top-10 markets as a percentage of real estate services revenue	55%	58%	62%
Average number of lead agents	1,776	2,426	2,396
Mortgage originations by dollars (in millions)	$4,268	$4,317	$988
Mortgage originations by units (in ones)	10,654	10,625	2,643
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

Real Estate Services Transactions

We record a brokerage real estate services transaction when one of our lead agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home. We record a partner real estate services transaction (i) when one of our partner agents represented the homebuyer or home seller in the purchase or sale, respectively, of a home or (ii) when a Redfin customer sold his or her home to a third-party institutional buyer following our introduction of that customer to the buyer. We include a single transaction twice when our lead agents or our partner agents serve both the homebuyer and the home seller of the transaction. Additionally, when one of our lead agents represented RedfinNow in its sale of a home, we included that transaction as a brokerage real estate services transaction. We completed the wind-down of our RedfinNow business in the second quarter of 2023.

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. Since this pilot was successful, we eliminated our commission refund in all markets in December 2022. The average refund per transaction for a homebuyer was $1,336 in 2022. The elimination of this commission refund has increased our real estate services revenue per transaction in 2023, although this metric is also impacted by the factors discussed above. In September 2023, we began a pilot program in certain markets to provide a refund to homebuyers who sign a buyer agency agreement with us before their second home tour.

From 2022 to 2023, the percentage of brokerage transactions from home sellers was essentially unchanged at approximately 43%.

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

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, and commission rates. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.

Rentals Revenue

Rentals Revenue—Rentals revenue is primarily composed of subscription-based product offerings for internet listing services, as well as lead management and digital marketing solutions. Rentals revenue is affected by the number of product offerings sold, pricing for each product, customer retention, and the mix of product offerings sold to our customers.

Mortgage Revenue

Mortgage Revenue—Mortgage revenue includes fees from the origination and subsequent sale of loans, loan servicing income, interest income on loans held for sale, origination of IRLCs, and the changes in fair value of our IRLCs, forward sales commitments, loans held for sale, and MSRs. Mortgage revenue is affected by loan volume, loan pricing, and market factors that impact the fair value of our MSRs and loans held for sale.

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

Operating Expenses

Technology and Development

Our primary technology and development expenses are building software for our customers, lead agents, and support staff to work together on a transaction, and building a website and mobile application to meet customers looking to move. These expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of acquired intangible assets, capitalized internal-use software and website and mobile application development costs. We expense research and development costs as incurred and record them in technology and development expenses.

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

Restructuring and Reorganization

Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention payments associated with wind-down activities.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other (Expense) Income, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments.

Interest Expense

Interest expense consists primarily of interest payable and the amortization of debt discounts and issuance costs related to our convertible senior notes and term loan. See Note 14 to our consolidated financial statements for information regarding interest on our convertible senior notes.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on investments and other assets, including impairment costs on our subleases. See Note 4 to our consolidated financial statements for information regarding unrealized losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue	$976,672	$1,099,574	$1,058,638
Cost of revenue(1)	646,853	790,455	665,419
Gross profit	329,819	309,119	393,219
Operating expenses:
Technology and development(1)	183,294	178,924	143,481
Marketing(1)	117,863	155,309	136,851
General and administrative(1)	238,790	243,390	208,722
Restructuring and reorganization	7,927	32,353	—
Total operating expenses	547,874	609,976	489,054
Loss from continuing operations	(218,055)	(300,857)	(95,835)
Interest income	10,532	6,639	635
Interest expense	(9,524)	(8,886)	(7,491)
Income tax (expense) benefit	(979)	(116)	6,107
Gain on extinguishment of convertible senior notes	94,019	57,193	—
Other (expense) income, net	(2,385)	(3,770)	5,360
Net loss from continuing operations	$(126,392)	$(249,797)	$(91,224)
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$12,914	$15,137	$12,388
Technology and development	33,111	26,365	21,172
Marketing	5,148	3,991	2,142
General and administrative	19,528	17,526	13,843
Total	$70,701	$63,019	$49,545

	Year Ended December 31,
	2023	2022	2021

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	66.2	71.9	62.9
Gross profit	33.8	28.1	37.1
Operating expenses:
Technology and development(1)	18.8	16.3	13.6
Marketing(1)	12.1	14.1	12.9
General and administrative(1)	24.4	22.1	19.7
Restructuring and reorganization	0.8	2.9	—
Total operating expenses	56.1	55.4	46.2
Loss from continuing operations	(22.3)	(27.3)	(9.1)
Interest income	1.1	0.6	0.1
Interest expense	(1.0)	(0.8)	(0.7)
Income tax (expense) benefit	(0.1)	—	0.6
Gain on extinguishment of convertible senior notes	9.6	5.2	—
Other (expense) income, net	(0.2)	(0.3)	0.5
Net loss from continuing operations	(12.9)%	(22.6)%	(8.6)%
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021

	(as a percentage of revenue)
Cost of revenue	1.3%	1.4%	1.2%
Technology and development	3.4	2.4	2.0
Marketing	0.5	0.4	0.2
General and administrative	2.0	1.6	1.3
Total	7.2%	5.8%	4.7%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$579,226	$749,985	$(170,759)	(23)%
Partner	39,351	37,091	2,260	6
Total real estate services	618,577	787,076	(168,499)	(21)
Rentals	184,812	155,910	28,902	19
Mortgage	134,108	132,904	1,204	1
Other	39,175	23,684	15,491	65
Total revenue	$976,672	$1,099,574	$(122,902)	(11)
Percentage of revenue
Real estate services
Brokerage	59.3%	68.2%
Partner	4.0	3.4
Total real estate services	63.3	71.6
Rentals	18.9	14.2
Mortgage	13.7	12.1
Other	4.1	2.1
Total revenue	100.0%	100.0%

In 2023, revenue decreased by $122.9 million, or 11%, as compared with 2022. This decrease was partially offset by $134.1 million resulting from our acquisition of Bay Equity, and there were $130.2 million of such revenues in 2022. Excluding these revenues from Bay Equity, this decrease in revenue was primarily attributable to a $168.5 million decrease in real estate services revenue. Brokerage revenue decreased by $170.8 million and partner revenue increased by $2.3 million. Brokerage revenue decreased 23% during the period, driven by a 29% decrease in brokerage transactions and partially offset by a 9% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$462,625	$608,027	$(145,402)	(24)%
Rentals	42,086	33,416	8,670	26
Mortgage	118,178	126,552	(8,374)	(7)
Other	23,964	22,460	1,504	7
Total cost of revenue	$646,853	$790,455	$(143,602)	(18)

Gross profit
Real estate services	$155,952	$179,049	$(23,097)	(13)%
Rentals	142,726	122,494	20,232	17
Mortgage	15,930	6,352	9,578	151
Other	15,211	1,224	13,987	1,143
Total gross profit	$329,819	$309,119	$20,700	7

Gross margin (percentage of revenue)
Real estate services	25.2%	22.7%
Rentals	77.2	78.6
Mortgage	11.9	4.8
Other	38.8	5.2
Total gross margin	33.8	28.1

In 2023, total cost of revenue decreased by $143.6 million, or 18%, as compared with 2022. Included in the decrease was $118.0 million resulting from our acquisition of Bay Equity, and there were $118.1 million of expenses in 2022. Excluding these expenses from Bay Equity, this decrease in cost of revenue was primarily attributable to a $128.1 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

Total gross margin increased 570 basis points as compared with 2022, driven primarily by increases in real estate services, mortgage, and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by decreases in rentals gross margin.

In 2023, real estate services gross margin increased 250 basis points as compared with 2022. This was primarily attributable to a 410 basis point decrease in personnel costs and transaction bonuses, and a 50 basis point decrease in home-touring and field expenses, each as a percentage of revenue. This was partially offset by a 120 basis point increase in home repair costs, a 40 basis point increase in listing expenses, and a 40 basis point increase in costs from our annual, in-person company event, which we did not conduct in the same period in 2022, each as a percentage of revenue.

In 2023, rentals gross margin decreased by 140 basis points. This was primarily attributable to a 420 basis point increase in marketing expense as a percentage of revenue and due to expanded services. This was partially offset by a 150 basis point reduction in personnel costs as a percentage of revenue.

In 2023, mortgage gross margin increased by 710 basis points. This was primarily attributable to a 910 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue. This was partially offset by a 310 basis point increase in production costs as a percentage of revenue.

In 2023, other gross margin increased by 3,360 basis points. This was primarily attributable to a 2,270 basis point decrease in personnel costs and transaction bonuses, and a 590 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$183,294	$178,924	$4,370	2%
Marketing	117,863	155,309	(37,446)	(24)
General and administrative	238,790	243,390	(4,600)	(2)
Restructuring and reorganization	7,927	32,353	(24,426)	(75)
Total operating expenses	$547,874	$609,976	$(62,102)	(10)
Percentage of revenue
Technology and development	18.8%	16.3%
Marketing	12.1	14.1
General and administrative	24.4	22.1
Restructuring and reorganization	0.8	2.9
Total operating expenses	56.1%	55.4%

In 2023, technology and development expenses increased by $4.4 million, or 2%, as compared with 2022. Included in the increase was $1.7 million resulting from our acquisition of Bay Equity, and there were $1.8 million of expenses in 2022. Excluding these expenses Bay Equity, the increase was primarily attributable to a $3.9 million increase in personnel costs.

In 2023, marketing expenses decreased by $37.4 million, or 24%, as compared with 2022. Included in the decrease was $4.0 million resulting from our acquisition of Bay Equity, and there were $4.7 million of expenses in 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $37.3 million decrease in marketing media costs as we reduced advertising.

In 2023, general and administrative expenses decreased by $4.6 million, or 2%, as compared with 2022. Included in the decrease was $24.7 million resulting from our acquisition of Bay Equity, and there were $22.8 million of expenses in 2022. Excluding these expenses from Bay Equity, the decrease was primarily attributable to a $6.9 million decrease in personnel costs, a $2.4 million decrease in acquisition-related expenses, and a $2.1 million decrease in legal expenses. This was partially offset by $5.9 million in costs associated with our annual, in-person company event, which we did not conduct in the same period in 2022, and a $0.7 million increase in office and occupancy expenses as we terminated a lease.

In 2023, restructuring and reorganization expenses decreased by $24.4 million, or 75%, as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities as compared with 2022, when we decided to wind-down our properties segment.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$10,532	$6,639	$3,893	59%
Interest expense	(9,524)	(8,886)	(638)	7
Income tax expense	(979)	(116)	(863)	744
Gain on extinguishment of convertible senior notes	94,019	57,193	36,826	64
Other expense, net	(2,385)	(3,770)	1,385	(37)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	$91,663	$51,060	$40,603	80
Percentage of revenue
Interest income	1.1%	0.6%
Interest expense	(1.0)	(0.8)
Income tax expense	(0.1)	—
Gain on extinguishment of convertible senior notes	9.6	5.2
Other expense, net	(0.2)	(0.3)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	9.4%	4.7%

In 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $40.6 million, as compared with 2022.

Interest income increased by $3.9 million primarily due to higher interest rates on our cash, cash equivalents, and investments compared with 2022.

Interest expense increased by $0.6 million primarily due to our term loan due in 2028. See Note 14 to our consolidated financial statements for further information on our debt.

Income tax expense increased by $0.9 million primarily due to state income tax expenses, and items associated with our acquisitions of Rent. and Bay Equity. See Note 13 to our consolidated financial statements.

Gain on extinguishment of convertible senior notes increased by $36.8 million, due to our paying down a portion of our 2025 and 2027 notes at a discount, where there was $57.2 million of such activity in 2022. See Note 14 to our consolidated financial statements for further information on these transactions.

Other expense, net decreased by $1.4 million primarily due to due to the sale of one of our equity investments at a loss in 2022, and we had no such transaction in 2023.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$749,985	$849,288	$(99,303)	(12)%
Partner	37,091	54,046	(16,955)	(31)
Total real estate services	787,076	903,334	(116,258)	(13)
Rentals	155,910	121,877	34,033	28
Mortgage	132,904	19,818	113,086	571
Other	23,684	13,609	10,075	74
Total revenue	$1,099,574	$1,058,638	$40,936	4
Percentage of revenue
Real estate services
Brokerage	68.2%	80.2%
Partner	3.4	5.1
Total real estate services	71.6	85.3
Rentals	14.2	11.5
Mortgage	12.1	1.9
Other	2.1	1.3
Total revenue	100.0%	100.0%

In 2022, revenue increased by $40.9 million, or 4%, as compared with 2021. Included in the increase was $155.9 million from our acquisition of Rent., and there was $121.9 million of such revenue in 2021. Also included in the increase was $130.2 million resulting from our acquisition of Bay Equity, and there was no such revenue in 2021. Excluding these revenues from Rent. and Bay Equity, revenue decreased by $123.3 million due to a $116.3 million decrease in real estate services revenue. Brokerage revenue decreased by $99.3 million and partner revenue decreased by $17.0 million. Brokerage revenue decreased 12% during the period, driven by a 13% decrease in brokerage transactions and partially offset by a 2% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$608,027	$603,320	$4,707	1%
Rentals	33,416	21,739	11,677	54
Mortgage	126,552	26,096	100,456	385
Other	22,460	14,264	8,196	57
Total cost of revenue	$790,455	$665,419	$125,036	19

Gross profit
Real estate services	$179,049	$300,014	$(120,965)	(40)%
Rentals	122,494	100,138	22,356	22
Mortgage	6,352	(6,278)	12,630	(201)
Other	1,224	(655)	1,879	(287)
Total gross profit	$309,119	$393,219	$(84,100)	(21)

Gross margin (percentage of revenue)
Real estate services	22.7%	33.2%
Rentals	78.6	82.2
Mortgage	4.8	(31.7)
Other	5.2	(4.8)
Total gross margin	28.1	37.1

In 2022, total cost of revenue increased by $125.0 million, or 19%, as compared with 2021. Included in the increase was $33.4 million resulting from our acquisition of Rent., and there were $21.7 million of such expenses in 2021. Also included in the increase was $118.1 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, cost of revenue decreased by $4.8 million, primarily due to the shut-down of Redfin Mortgage.

Total gross margin decreased 900 basis points as compared with 2021, driven primarily by decreases in real estate services and rentals gross margin. This was partially offset by increases in mortgage and other gross margin.

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

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$178,924	$143,481	$35,443	25%
Marketing	155,309	136,851	18,458	13
General and administrative	243,390	208,722	34,668	17
Restructuring and reorganization	32,353	—	32,353	N/A
Total operating expenses	$609,976	$489,054	$120,922	25
Percentage of revenue
Technology and development	16.3%	13.6%
Marketing	14.1	12.9
General and administrative	22.1	19.7
Restructuring and reorganization	2.9	0.0
Total operating expenses	55.4%	46.2%

In 2022, technology and development expenses increased by $35.4 million, or 25%, as compared with 2021. Included in the increase was $52.3 million resulting from our acquisition of Rent., and there were $39.0 million such expenses in 2021. Also included in the increase was $1.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, technology and development expenses increased by $20.3 million. The increase was primarily attributable to a $12.5 million increase in personnel costs.

In 2022, marketing expenses increased by $18.5 million, or 13%, as compared with 2021. Included in the increase was $51.1 million resulting from our acquisition of Rent., and there were $36.1 million such expenses in 2021. Also included in the increase was $4.7 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, marketing expenses decreased by $1.2 million. The decrease was primarily attributable to a $2.1 million decrease in marketing media costs. This was partially offset by a $2.8 million increase in personnel costs.

In 2022, general and administrative expenses increased by $34.7 million, or 17%, as compared with 2021. Included in the increase was $90.8 million resulting from our acquisition of Rent., and there were $71.5 million in such expenses in 2021. Also included in the increase was $22.8 million resulting from our acquisition of Bay Equity, and there were no such expenses in 2021. Excluding these expenses from Rent. and Bay Equity, general and administrative expenses decreased by $7.5 million. The decrease was primarily attributable to a $7.3 million decrease in advertising campaign and contractor expenses for recruiting employees, and a $6.5 million decrease in acquisition transaction expenses. This was partially offset by a $4.2 million increase in internet-based services, and a $2.2 million increase in personnel costs due to increased headcount.

In 2022, restructuring and reorganization expenses increased by $32.4 million and there were no such expenses in 2021.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other (Expense) Income, Net

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$6,639	$635	$6,004	946%
Interest expense	(8,886)	(7,491)	(1,395)	(19)
Income tax (expense) benefit	(116)	6,107	(6,223)	102
Gain on extinguishment of convertible senior notes	57,193	—	57,193	N/A
Other (expense) income, net	(3,770)	5,360	(9,130)	(170)
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net	$51,060	$4,611	$46,449	(1,007)
Percentage of revenue
Interest income	0.6%	0.1%
Interest expense	(0.8)	(0.7)
Income tax (expense) benefit	0.0	0.6
Gain on extinguishment of convertible senior notes	5.2	0.0
Other (expense) income, net	(0.3)	0.5
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net	4.7%	0.5%

In 2022, interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other (expense) income, net increased by $46.4 million as compared to the same period in 2021.

Interest income increased by $6.0 million primarily due to higher interest rates on our cash, cash equivalents, and investments compared with 2021.

Interest expense increased by $1.4 million primarily due to a full year of amortization for our 2027 notes as compared to a partial year in 2021, resulting in $0.5 million in additional expense in 2022.

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

In 2022, other income, net became other expense, net, a change of $9.1 million primarily due to (1) the fair value of one of our investments being recorded in 2021, where we did not have this recording during 2022, and the subsequent sale of that investment at a loss, (2) impairment of leases, and (3) losses on various property and equipment disposals.

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

Quarterly Results

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Revenue	$218,077	$268,956	$275,556	$214,083	$221,935	$305,774	$349,049	$222,816
Cost of revenue(1)	144,926	170,616	175,366	155,945	166,368	215,109	237,813	171,167
Gross profit	73,151	98,340	100,190	58,138	55,567	90,665	111,236	51,649
Operating expenses:
Technology and development(1)	44,098	44,392	47,141	47,663	43,247	43,335	46,822	45,521
Marketing(1)	20,332	24,095	33,033	40,403	23,956	33,242	55,922	42,189
General and administrative(1)	52,206	55,380	61,765	69,439	60,751	57,976	68,523	56,141
Restructuring and reorganization	768	—	6,106	1,053	13,954	284	12,406	5,709
Total	117,404	123,867	148,045	158,558	141,908	134,837	183,673	149,560
Loss from continuing operations	(44,253)	(25,527)	(47,855)	(100,420)	(86,341)	(44,172)	(72,437)	(97,911)
Interest income	2,362	2,060	2,704	3,406	4,691	1,174	554	220
Interest expense	(4,233)	(1,603)	(1,766)	(1,922)	(2,238)	(2,219)	(2,217)	(2,212)
Income tax (expense) benefit	(97)	(239)	(233)	(410)	309	(132)	(159)	(134)
Gain on extinguishment of convertible senior notes	25,171	6,495	20,083	42,270	57,193	—	—	—
Other expense, net	(1,848)	(158)	(145)	(234)	(693)	(902)	(264)	(1,911)
Net loss from continuing operations	$(22,898)	$(18,972)	$(27,212)	$(57,310)	$(27,079)	$(46,251)	$(74,523)	$(101,948)
Net loss from continuing operations attributable to common stock	$(23,114)	$(19,307)	$(27,509)	$(57,536)	$(27,223)	$(46,523)	$(74,873)	$(102,742)
Net loss from continuing operations per share—diluted	$(0.20)	$(0.17)	$(0.25)	$(0.52)	$(0.25)	$(0.43)	$(0.70)	$(0.96)
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Cost of revenue	$2,741	$3,037	$3,001	$4,135	$4,367	$4,165	$3,615	$2,990
Technology and development	8,352	8,391	8,241	8,127	6,135	6,353	6,768	7,109
Marketing	1,312	1,337	1,254	1,245	1,052	1,002	894	1,043
General and administrative	3,148	6,035	5,025	5,320	4,504	4,904	4,009	4,109
Total	$15,553	$18,800	$17,521	$18,827	$16,058	$16,424	$15,286	$15,251

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	66.5	63.4	63.6	72.8	75.0	70.3	68.1	76.8
Gross profit	33.5	36.6	36.4	27.2	25.0	29.7	31.9	23.2
Operating expenses
Technology and development(1)	20.2	16.5	17.1	22.3	19.5	14.2	13.4	20.4
Marketing(1)	9.3	9.0	12.0	18.9	10.8	10.9	16.0	18.9
General and administrative(1)	23.9	20.6	22.4	32.4	27.3	19.0	19.6	25.2
Restructuring and reorganization	0.4	0.0	2.2	0.5	6.3	0.1	3.6	2.6
Total	53.8	46.1	53.7	74.0	63.9	44.2	52.6	67.1
Loss from continuing operations	(20.3)	(9.5)	(17.3)	(46.9)	(38.9)	(14.5)	(20.7)	(43.9)
Interest income	1.1	0.8	1.0	1.6	2.1	0.4	0.2	0.1
Interest expense	(1.9)	(0.6)	(0.6)	(0.9)	(1.0)	(0.7)	(0.6)	(1.0)
Income tax (expense) benefit	—	(0.1)	(0.1)	(0.2)	0.1	0.0	0.0	(0.1)
Gain on extinguishment of convertible senior notes	11.5	2.4	7.3	19.7	25.8	0.0	0.0	0.0
Other expense, net	(0.8)	(0.1)	(0.1)	(0.1)	(0.3)	(0.3)	(0.1)	(0.9)
Net loss from continuing operations	(10.4)%	(7.1)%	(9.8)%	(26.8)%	(12.2)%	(15.1)%	(21.4)%	(45.8)%
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022

	(as a percentage of revenue)
Cost of revenue	1.3%	1.1%	1.1%	1.9%	2.0%	1.4%	1.0%	1.3%
Technology and development	3.8	3.1	3.0	3.8	2.8	2.1	1.9	3.3
Marketing	0.6	0.5	0.5	0.6	0.5	0.3	0.3	0.5
General and administrative	1.3	2.3	1.8	2.5	1.9	1.6	1.2	1.8
Total	7.0%	7.0%	6.4%	8.8%	7.2%	5.4%	4.4%	6.9%

Our revenue and cost of revenue have typically followed the seasonal pattern of the residential real estate industry. As such, revenue and cost of revenue increase sequentially from the first quarter to the second and third quarters. Fourth quarter revenue typically declines sequentially from the third quarter.

Our 2023 revenue and cost of revenue were impacted by macroeconomic conditions; see “Adverse Macroeconomic Conditions and Our Associated Actions” under Item 7. We completed our acquisition of Bay Equity on April 1, 2022. The acquisition increased revenue, cost of revenue, and operating expenses in the second quarter, third quarter, and fourth quarter of 2022 over their seasonal pattern, because there were no such results in prior quarters.

Quarterly Key Business Metrics

	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Monthly average visitors (in thousands)	43,861	51,309	52,308	50,440	43,847	50,785	52,698	51,287
Real estate services transactions
Brokerage	10,152	13,075	13,716	10,301	12,743	18,245	20,565	15,001
Partner	3,186	4,351	3,952	3,187	2,742	3,507	3,983	3,417
Total	13,338	17,426	17,668	13,488	15,485	21,752	24,548	18,418
Real estate services revenue per transaction
Brokerage	$12,248	$12,704	$12,376	$11,556	$10,914	$11,103	$11,692	$11,191
Partner	2,684	2,677	2,756	2,592	2,611	2,556	2,851	2,814
Aggregate	9,963	10,200	10,224	9,438	9,444	9,725	10,258	9,637
U.S. market share by units(1)	0.72%	0.78%	0.75%	0.79%	0.76%	0.80%	0.83%	0.79%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	55%	56%	55%	53%	57%	58%	59%	57%
Average number of lead agents	1,692	1,744	1,792	1,876	2,022	2,293	2,640	2,750
Mortgage originations by dollars (in millions)	$885	$1,110	$1,282	$991	$1,036	$1,557	$1,565	$159
Mortgage originations by units (in ones)	2,293	2,786	3,131	2,444	2,631	3,720	3,860	414
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

Segment Financial Information

The tables below present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the years ended December 31, 2023, 2022, and 2021.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Year ended December 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Revenue(1)	$618,577	$184,812	$134,108	$39,175	$—	$976,672
Cost of revenue	462,625	42,086	118,178	23,964	—	646,853
Gross profit	155,952	142,726	15,930	15,211	—	329,819
Operating expenses
Technology and development	108,201	63,934	2,871	4,504	3,784	183,294
Marketing	59,746	53,952	4,064	60	41	117,863
General and administrative	76,851	94,252	25,012	4,017	38,658	238,790
Restructuring and reorganization	—	503	—	—	7,424	7,927
Total operating expenses	244,798	212,641	31,947	8,581	49,907	547,874
(Loss) income from continuing operations	(88,846)	(69,915)	(16,017)	6,630	(49,907)	(218,055)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	59	215	(392)	712	91,069	91,663
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$7,342	$41,162	$(126,392)
(1) Included in revenue is $1.2 million from providing services to our discontinued properties segment.

	Year ended December 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$7,342	$41,162	$(126,392)
Interest income(1)	(59)	(338)	(11,238)	(712)	(9,407)	(21,754)
Interest expense(2)	—	—	12,055	—	9,417	21,472
Income tax expense	—	123	289	—	567	979
Depreciation and amortization	16,020	39,876	3,864	1,002	2,000	62,762
Stock-based compensation(3)	44,002	14,653	1,466	2,246	8,334	70,701
Acquisition-related costs(4)	—	—	—	—	8	8
Restructuring and reorganization(5)	—	503	—	—	7,424	7,927
Impairment(6)	—	—	—	—	1,948	1,948
Gain on extinguishment of convertible senior notes	—	—	—	—	(94,019)	(94,019)
Adjusted EBITDA	$(28,824)	$(14,883)	$(9,973)	$9,878	$(32,566)	$(76,368)
(1) Interest income includes $11.2 million of interest income related to originated mortgage loans for the year ended December 31, 2023.
(2) Interest expense includes $11.9 million of interest expense related to our warehouse credit facilities for the year ended December 31, 2023.
(3) Stock-based compensation consists of expenses related to stock options, restricted stock units, and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities.
(6) Impairment consists of impairment losses due to subleasing two of our operating leases.

	Year ended December 31, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Revenue(1)	$787,076	$155,910	$132,904	$23,684	$—	$1,099,574
Cost of revenue	608,027	33,416	126,552	22,460	—	790,455
Gross profit	179,049	122,494	6,352	1,224	—	309,119
Operating expenses
Technology and development	105,196	59,899	6,034	3,591	4,204	178,924
Marketing	98,673	51,064	4,889	199	484	155,309
General and administrative	88,171	92,728	25,680	3,307	33,504	243,390
Restructuring and reorganization	—	—	—	—	32,353	32,353
Total operating expenses	292,040	203,691	36,603	7,097	70,545	609,976
Loss from continuing operations	(112,991)	(81,197)	(30,251)	(5,873)	(70,545)	(300,857)
Interest income, interest expense, income tax benefit, gain on extinguishment of convertible senior notes, and other expense, net	(123)	1,389	(114)	140	49,768	51,060
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(5,733)	$(20,777)	$(249,797)
(1) Included in revenue is $17.8 million from providing services to our discontinued properties segment.

	Year ended December 31, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(5,733)	$(20,777)	$(249,797)
Interest income(1)	—	(24)	(10,499)	(143)	(6,447)	(17,113)
Interest expense(2)	—	—	8,580	—	8,778	17,358
Income tax expense	—	(1,077)	—	—	1,193	116
Depreciation and amortization	17,526	38,683	3,438	1,089	1,836	62,572
Stock-based compensation(3)	36,652	11,319	4,132	1,496	9,420	63,019
Acquisition-related costs(4)	—	—	—	—	2,437	2,437
Restructuring and reorganization(5)	—	—	—	—	32,353	32,353
Impairment(6)	—	—	—	—	1,136	1,136
Gain on extinguishment of convertible senior notes	—	—	—	—	(57,193)	(57,193)
Adjusted EBITDA	$(58,936)	$(30,907)	$(24,714)	$(3,291)	$(27,264)	$(145,112)
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
(6) Impairment consists of an impairment loss due to subleasing one of our operating leases.

	Year ended December 31, 2021
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Revenue(1)	$903,334	$121,877	$19,818	$13,609	$—	$1,058,638
Cost of revenue	603,320	21,739	26,096	14,264	—	665,419
Gross profit	300,014	100,138	(6,278)	(655)	—	393,219
Operating expenses
Technology and development	81,588	41,492	10,396	2,528	7,477	143,481
Marketing	98,746	36,174	561	209	1,161	136,851
General and administrative	84,655	71,943	8,306	2,288	41,530	208,722
Total operating expenses	264,989	149,609	19,263	5,025	50,168	489,054
Income (loss) from continuing operations	35,025	(49,471)	(25,541)	(5,680)	(50,168)	(95,835)
Interest income, interest expense, and other income, net	(87)	3,301	3	2	1,392	4,611
Net income (loss) from continuing operations	$34,938	$(46,170)	$(25,538)	$(5,678)	$(48,776)	$(91,224)
(1) Included in revenue is $16.5 million from providing services to our discontinued properties segment.

	Year ended December 31, 2021
	Real estate services	Rentals	Mortgage	Other	Corporate Overhead	Total
Net income (loss) from continuing operations	$34,938	$(46,170)	$(25,538)	$(5,678)	$(48,776)	$(91,224)
Interest income(1)	—	—	(1,598)	(2)	(629)	(2,229)
Interest expense(2)	—	—	1,666	—	7,490	9,156
Income tax expense	—	(2,699)	—	—	(3,408)	(6,107)
Depreciation and amortization	13,282	27,607	1,406	761	1,962	45,018
Stock-based compensation(3)	34,662	1,311	2,985	856	9,731	49,545
Acquisition-related costs(4)	—	—	—	—	7,925	7,925
Adjusted EBITDA	$82,882	$(19,951)	$(21,079)	$(4,063)	$(25,705)	$12,084
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
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisitions.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $149.8 million and investments of $45.1 million, which consist primarily of operating cash on deposit with financial institutions, money market instruments, U.S. treasury securities, and agency bonds.

As of December 31, 2023, we had $696.6 million aggregate principal amount of convertible senior notes outstanding across two issuances maturing between October 15, 2025 and April 1, 2027. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity. In addition, our 2023 convertible senior notes were fully repaid in cash on July 15, 2023. During the year ended December 31, 2023, we repurchased and retired $320.3 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $241.8 million in cash. As of December 31, 2023, we have repurchased a total of $462.8 million of our 2025 convertible senior notes, using $325.4 million in cash. As of December 31, 2023, we have $124.6 million remaining under the repurchase program for future repurchases. On October 19, 2023, our board of directors increased the amount of cash authorized for use in the existing note repurchase program from $300.0 million in aggregate to $450.0 million in aggregate. The repurchase program includes both our 2025 and 2027 convertible senior notes. The program has no expiration date and will continue until suspended, terminated, or modified by our board of directors.

In addition, as part of the closing of our term loan, we repurchased and retired $76.9 million of our 2025 and 2027 convertible senior notes, using $50.8 million in cash. As of December 31, 2023, we had $124.7 million principal amount of our term loan, maturing on October 20, 2028.

Also, as of December 31, 2023, we had 40,000 shares of convertible preferred stock outstanding. See Note 10 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$56,758	$40,491	$(301,568)
Net cash provided by (used in) investing activities	97,482	(184,338)	(576,306)
Net cash (used in) provided by financing activities	(245,415)	(332,094)	650,341

Net Cash Provided By (Used In) Operating Activities

Our operating cash flows result primarily from cash generated by commissions paid to us from our real estate services business and sales of homes from our discontinued properties business. Our primary uses of cash from operating activities include payments for personnel-related costs, including employee benefits and bonus programs, marketing and advertising activities, purchases of homes for our properties business, office and occupancy costs, and outside services costs. Additionally, our mortgage business generates a significant amount operating cash flow activity from the origination and sale of loans held for sale.

Net cash provided by operating activities was $56.8 million for the year ended December 31, 2023, primarily attributable to changes in assets and liabilities of $126.1 million and $60.7 million of non-cash items related to stock-based compensation, depreciation and amortization, changes in the fair value of mortgage servicing rights, gain on extinguishment of convertible senior notes, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. This was offset by a net loss of $130.0 million. The primary source of cash related to changes in our assets and liabilities was a $114.2 million decrease in inventory related to our properties business. The primary use of cash related to changes in our assets and liabilities was a $20.4 million decrease in accounts payable and accrued and other liabilities related to the timing of vendor payments and payroll-related expenses.

Net cash provided by operating activities was $40.5 million for the year ended December 31, 2022, primarily attributable to changes in assets and liabilities of $244.7 million and $116.9 million of non-cash items related to stock-based compensation, depreciation and amortization, gain on extinguishment of convertible senior notes, amortization of debt discounts and issuance costs, lease expense related to right-of-use assets, and other non-cash items. This was offset by a net loss of $321.1 million. The primary source of cash related to changes in our assets and liabilities was a $243.9 million decrease in inventory related to the wind-down of RedfinNow. The primary use of cash related to changes in our assets and liabilities was a $48.9 million decrease in accounts payable and accrued and other liabilities related to the timing of vendor payments and payroll related expenses.

Net cash used in operating activities was $301.6 million for the year ended December 31, 2021, primarily attributable to a net loss of $109.6 million, offset by $114.8 million of non-cash items related to stock-based compensation, depreciation and amortization expenses, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, impairment charges related to one of our cost-method investments, and other non-cash items. Changes in assets and liabilities decreased cash used in operating activities by $306.8 million. The primary source of cash related to changes in our assets and liabilities was a $28.9 million increase in accounts payable and other accrued liabilities related to the timing of vendor payments and payroll related expenses. The primary use of cash related to changes in our assets and liabilities was a $309.1 million increase in inventory related to our properties business.

Net Cash Provided By (Used In) Investing Activities

Our primary investing activities include acquisitions of other companies and the purchase of investments and property and equipment, primarily related to capitalized software development expenses and leasehold improvements.

Net cash provided by investing activities was $97.5 million for the year ended December 31, 2023, primarily attributable to $109.5 million in net sales and maturities of U.S. government securities, partially offset by $12.1 million in purchases of property and equipment.

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

Net Cash (Used In) Provided By Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) sales of our common stock and 2023 notes in July 2018, our common stock and convertible preferred stock in April 2020, our 2025 notes in October 2020, and our 2027 notes in March 2021, (iii) our term loan entered into in October 2023, and (iv) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and, historically, our secured revolving credit facility, which we terminated on December 29, 2022.

Net cash used in financing activities was $245.4 million for the year ended December 31, 2023, primarily attributable to $241.8 million used in connection with repurchases of our 2025 notes, $57.1 million used to extinguish a portion of our 2025 and 2027 notes as part of the closing of our term loan, $23.5 million used to pay the remaining principal of our 2023 notes, and a $38.5 million decrease in net borrowings under our warehouse credit facilities. This was partially offset by $125.0 million cash proceeds from the closing of our term loan.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, and other revenue. Of these, we consider the most critical of our revenue recognition policies to be those related to commissions and fees charged on brokerage transactions closed by our lead agents. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices.

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

Based on our annual goodwill impairment test performed in the fourth quarter of 2023, the estimated fair values of all reporting units substantially exceeded their carrying values. No goodwill impairment charges were recorded in fiscal 2023 or 2022.

Debt Issuances

On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250 million of financing for us in the form of a first lien term loan facility. We borrowed half of the loan on October 20, 2023 and the remainder will be available as a delayed draw during the following 12 months. As part of the transaction, we repurchased $5 million principal amount of our 2025 convertible notes held by Apollo and $71.9 million principal amount of 2027 convertible notes held by Apollo for an aggregate repurchase price of $57.1 million using cash on our balance sheet. See Note 14 to our consolidated financial statements for a further description of this transaction.

We considered the nature of this debt issuance, the associated fees, and the associated gains or losses on the repurchases of convertible notes as part of our recording of this transaction.

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

As of December 31, 2023, we had cash and cash equivalents of $149.8 million and investments of $45.1 million. Our investments are composed of available-for-sale securities that consist primarily of U.S. treasury securities with maturities of two years or less. We believe we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relatively short-term nature and risk profile of our portfolio. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash, cash equivalents, and investments during the first quarter of 2024, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, cash flows, and changes in mezzanine equity and stockholders' equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the accompanying financial statements have been retrospectively adjusted for discontinued operations.

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

Convertible Senior Notes –Transaction with Apollo –– Refer to Footnote 14 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2023, the Company entered into an agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”), who committed up to $250 million of financing for the Company. As part of the agreement, the Company borrowed $125 million on the initial agreement date, with the remainder being available as a delayed draw term loan during the following 12 months. As part of the transaction, the Company repurchased existing convertible notes due in 2025 and 2027 that were held by Apollo. Management determined the repurchase of existing convertible notes held by Apollo represented an extinguishment. This resulted in the Company recognizing a gain of $18.815 million related to the extinguishment of the convertible notes.

Given the significant judgment required by management in evaluating the transaction with Apollo and whether the related repurchase of convertible notes represented an extinguishment, we identified the accounting for this transaction as a critical audit matter. Auditing the Company’s accounting for the transaction with Apollo and related repurchase of convertible notes required a high degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the transaction with Apollo and related repurchase of convertible notes included the following, among others:

•We tested the effectiveness of controls over the Company’s accounting for the transaction with Apollo, including the related extinguishment of convertible notes.

•With the assistance of professionals within our firm having expertise in accounting for debt transactions, we read the underlying agreements and evaluated the Company's accounting analysis for the transaction with Apollo under accounting principles generally accepted in the United States of America, including the determination of the balance sheet classification of the Apollo term loan, identification of any derivatives included in the arrangements, and determination that repurchase of the convertible notes represented an extinguishment.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 27, 2024

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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
February 27, 2024

Index to Consolidated Financial Statements

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$149,759	$232,200
Restricted cash	1,241	2,406
Short-term investments	41,952	122,259
Accounts receivable, net of allowances for credit losses of $3,234 and $2,223	51,738	46,375
Loans held for sale	159,587	199,604
Prepaid expenses	33,296	34,006
Other current assets	7,472	7,449
Current assets of discontinued operations	—	132,159
Total current assets	445,045	776,458
Property and equipment, net	46,431	54,939
Right-of-use assets, net	31,763	40,889
Mortgage servicing rights, at fair value	32,171	36,261
Long-term investments	3,149	29,480
Goodwill	461,349	461,349
Intangible assets, net	123,284	162,272
Other assets, noncurrent	10,456	11,247
Noncurrent assets of discontinued operations	—	1,309
Total assets	$1,153,648	$1,574,204
Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable	$10,507	$11,065
Accrued and other liabilities	90,360	106,763
Warehouse credit facilities	151,964	190,509
Convertible senior notes, net	—	23,431
Lease liabilities	15,609	18,560
Current liabilities of discontinued operations	—	4,311
Total current liabilities	268,440	354,639
Lease liabilities, noncurrent	29,084	36,906
Convertible senior notes, net, noncurrent	688,737	1,078,157
Term loan	124,416	—
Deferred tax liabilities	264	243
Noncurrent liabilities of discontinued operations	—	392
Total liabilities	1,110,941	1,470,337
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 and 40,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	39,959	39,914
Stockholders’ equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 117,372,171 and 109,696,178 shares issued and outstanding at December 31, 2023 and 2022, respectively	117	110
Additional paid-in capital	826,146	757,951
Accumulated other comprehensive loss	(182)	(801)
Accumulated deficit	(823,333)	(693,307)
Total stockholders’ equity	2,748	63,953
Total liabilities, mezzanine equity, and stockholders’ equity	$1,153,648	$1,574,204

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$976,672	$1,099,574	$1,058,638
Cost of revenue	646,853	790,455	665,419
Gross profit	329,819	309,119	393,219
Operating expenses
Technology and development	183,294	178,924	143,481
Marketing	117,863	155,309	136,851
General and administrative	238,790	243,390	208,722
Restructuring and reorganization	7,927	32,353	—
Total operating expenses	547,874	609,976	489,054
Loss from continuing operations	(218,055)	(300,857)	(95,835)
Interest income	10,532	6,639	635
Interest expense	(9,524)	(8,886)	(7,491)
Income tax (expense) benefit	(979)	(116)	6,107
Gain on extinguishment of convertible senior notes	94,019	57,193	—
Other (expense) income, net	(2,385)	(3,770)	5,360
Net loss from continuing operations	(126,392)	(249,797)	(91,224)
Net loss from discontinued operations	(3,634)	(71,346)	(18,389)
Net loss	$(130,026)	$(321,143)	$(109,613)

Dividends on convertible preferred stock	(1,074)	(1,560)	(7,269)

Net loss from continuing operations attributable to common stock—basic and diluted	$(127,466)	$(251,357)	$(98,493)
Net loss attributable to common stock—basic and diluted	$(131,100)	$(322,703)	$(116,882)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(1.13)	$(2.33)	$(0.94)
Net loss per share attributable to common stock—basic and diluted	$(1.16)	$(2.99)	$(1.12)

Weighted-average shares used to compute net loss per share attributable to common stock—basic and diluted	113,152,752	107,927,464	104,683,460

Net loss	$(130,026)	$(321,143)	$(109,613)
Other comprehensive income
Foreign currency translation adjustments	(71)	94	6
Unrealized gain on available-for-sale securities	690	533	379
Comprehensive loss	$(129,407)	$(320,516)	$(109,228)

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(130,026)	$(321,143)	$(109,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,851	64,907	46,906
Stock-based compensation	70,935	68,257	54,722
Amortization of debt discount and issuance costs	3,620	6,137	4,989
Non-cash lease expense	16,269	16,234	11,630
Impairment costs	1,948	1,136	—
Net (gain) loss on IRLCs, forward sales commitments, and loans held for sale	(1,992)	14,427	815
Change in fair value of mortgage servicing rights, net	3,198	(801)	—
Gain on extinguishment of convertible senior notes	(94,019)	(57,193)	—
Other	(2,113)	3,791	(4,227)
Change in assets and liabilities:
Accounts receivable, net	3,286	24,411	(7,149)
Inventory	114,232	243,948	(309,063)
Prepaid expenses and other assets	6,004	(5,904)	(12,248)
Accounts payable	(1,323)	(2,472)	3,059
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(19,085)	(46,454)	25,791
Lease liabilities	(18,998)	(18,452)	(13,268)
Origination of mortgage servicing rights	(565)	(3,140)	—
Proceeds from sale of mortgage servicing rights	1,457	1,662	—
Origination of loans held for sale	(3,525,987)	(3,949,442)	(986,982)
Proceeds from sale of loans originated as held for sale	3,567,066	4,000,582	993,070
Net cash provided by (used in) operating activities	56,758	40,491	(301,568)
Investing activities
Purchases of property and equipment	(12,056)	(21,531)	(27,492)
Purchases of investments	(76,866)	(182,466)	(146,274)
Sales of investments	124,681	17,545	98,687
Maturities of investments	61,723	99,455	106,773
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	—	(97,341)	(608,000)
Net cash provided by (used in) investing activities	97,482	(184,338)	(576,306)
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	9,613	11,528	22,772
Tax payments related to net share settlements on restricted stock units	(16,348)	(7,498)	(27,066)
Borrowings from warehouse credit facilities	3,532,119	3,938,265	942,993
Repayments to warehouse credit facilities	(3,570,664)	(3,989,407)	(948,979)
Borrowings from secured revolving credit facility	—	565,334	624,828
Repayments to secured revolving credit facility	—	(765,114)	(448,996)
Cash paid for secured revolving credit facility issuance costs	—	(733)	(527)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	561,529
Purchases of capped calls related to convertible senior notes	—	—	(62,647)
Conversions of convertible senior notes	—	—	(2,159)
Principal payments under finance lease obligations	(89)	(855)	(796)
Repurchases of convertible senior notes	(241,808)	(83,614)	—
Repayments of convertible senior notes	(23,512)	—	—
Repayment of term loan principal	(313)	—	—
Extinguishment of convertible senior notes associated with closing of term loan	(57,075)	—	—
Payments of debt issuance costs	(2,338)	—	—
Proceeds from term loan	125,000	—	—
Other financing payables	—	—	(10,611)
Net cash (used in) provided by financing activities	(245,415)	(332,094)	650,341
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(71)	(94)	(6)
Net change in cash, cash equivalents, and restricted cash	(91,246)	(476,035)	(227,539)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	242,246	718,281	945,820
End of period(2)	$151,000	$242,246	$718,281

Supplemental disclosure of cash flow information
Cash paid for interest	$15,589	$20,107	$7,592
Non-cash transactions
Stock-based compensation capitalized in property and equipment	4,003	3,660	4,059
Property and equipment additions in accounts payable and accrued liabilities	34	99	659
Leasehold improvements paid directly by lessor	20	118	1,334

(1) Cash, cash equivalents, and restricted cash consisted of the following:

	As of December 31,
	2023	2022	2021
Continuing operations
Cash and cash equivalents	$149,759	$232,200	$571,384
Restricted cash	1,241	2,406	5,244
Total	151,000	234,606	576,628
Discontinued operations
Cash and cash equivalents	—	7,640	19,619
Restricted cash	—	—	122,034
Total	—	7,640	141,653
Total cash, cash equivalents, and restricted cash	$151,000	$242,246	$718,281

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	40,000	$39,823	103,000,594	$103	$860,556	$(270,313)	$211	$590,557
Issuance of convertible preferred stock, net	—	45	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	334,248	—	13,787	—	—	13,787
Issuance of common stock pursuant to exercise of stock options	—	—	1,709,324	2	8,978	—	—	8,980
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,559,425	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(458,152)	(1)	(27,066)	—	—	(27,067)
Cumulative-effect adjustment from accounting changes	—	—	—	—	(170,240)	7,762	—	(162,478)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(62,647)	—	—	(62,647)
Issuance of common stock in connection with conversion of convertible senior notes	—	—	40,768	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	58,781	—	—	58,781
Other comprehensive loss	—	—	—	—	—	—	(385)	(385)
Net loss	—	—	—	—	—	(109,613)	—	(109,613)
Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	46	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,170,106	1	6,464	—	—	6,465
Issuance of common stock pursuant to exercise of stock options	—	—	700,333	1	4,986	—	—	4,987
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,972,441	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(578,029)	—	(7,498)	—	—	(7,498)
Stock-based compensation	—	—	—	—	71,917	—	—	71,917
Other comprehensive loss	—	—	—	—	—	—	(627)	(627)
Net loss	—	—	—	—	—	(321,143)	—	(321,143)
Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	45	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,491,040	1	7,200	—	—	7,201
Issuance of common stock pursuant to exercise of stock options	—	—	801,866	1	2,411	—	—	2,412
Issuance of common stock pursuant to settlement of restricted stock units	—	—	6,955,493	7	(7)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,694,966)	(2)	(16,347)	—	—	(16,349)
Stock-based compensation	—	—	—	—	74,938	—	—	74,938
Other comprehensive income	—	—	—	—	—	—	619	619
Net loss	—	—	—	—	—	(130,026)	—	(130,026)
Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements

Index to Notes
Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Redfin Corporation was incorporated in October 2002 and is headquartered in Seattle, Washington. We operate an online real estate marketplace and provide real estate services, including assisting individuals in the purchase or sale of their home. We also provide title and settlement services, and originate, service, and sell mortgages. In addition, we use digital platforms to connect consumers with rental properties. We have operations located in multiple states across the United States and certain provinces in Canada.

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

Certain Significant Risks and Business Uncertainties—We operate in the residential real estate industry and are a technology-focused company. Accordingly, we are affected by a variety of factors that could have a significant negative effect on our future financial position, results of operations, and cash flows. These factors include: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, negative factors disproportionately affecting markets where we derive most of our revenue, intense competition in the U.S. residential real estate industry, industry changes as the result of certain class action lawsuits or government investigations, our inability to maintain or improve our technology offerings, our failure to obtain and provide comprehensive and accurate real estate listings, errors or inaccuracies in the business data that we rely on to make decisions, and our inability to attract homebuyers and home sellers to our website and mobile application.

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

Restricted Cash—Restricted cash primarily consists of cash that is specifically designated to repay borrowings under warehouse credit facilities.

Index to Notes
Accounts Receivable, Net and Allowance for Credit Losses—We have two material classes of receivables: (i) real estate services receivables and (ii) receivables from customers in relation to our rentals business. Accounts receivable related to these classes represent closed transactions for which cash has not yet been received. The majority of our transactions are processed through escrow and collectibility is not a significant risk. For transactions not directly processed through escrow, we establish an allowance for expected credit losses based on historical experience of collectibility, current external economic conditions that may affect collectibility, and current or expected changes to the regulatory environment in which we operate our businesses. We evaluate for changes in credit quality indicators on an annual basis or in the event of a material economic event or material change in the regulatory environment in which we operate.

Investments—We have investments in marketable securities that are available to support our operational needs, which are included in our consolidated balance sheets as short-term and long-term investments. Our short-term and long-term investments consist primarily of U.S. treasury securities, including inflation protected securities, and other federal or local government issued securities. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive loss. Securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other securities are classified as long-term. We evaluate our available-for-sale debt securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve is charged against the fair value of an available-for-sale debt security when it is identified, with a credit loss charged against net earnings. We review factors to determine whether an expected credit loss exists based on credit quality indicators, such as the extent to which the fair value as of the reporting date is less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security, and any changes to the credit rating of the security by a rating agency. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

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

Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable such as quoted prices for similar assets or liabilities in active markets or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and require us to develop our own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist of Level 1, Level 2, and Level 3 assets and liabilities.

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and investments. We generally place our cash and cash equivalents and investments with major financial institutions we deem to be of high-credit-quality in order to limit our credit exposure. We maintain our cash accounts with financial institutions where deposits exceed federal insurance limits. Credit risk in regard to accounts receivable is spread across a large number of customers. At December 31, 2023 and 2022, no single customer had an accounts receivable balance greater than 10% of total accounts receivable.

Index to Notes
Loans Held for Sale—Our mortgage segment originates residential mortgage loans. We have elected the fair value option for all loans held for sale and record these loans at fair value. Gains and losses from changes in fair value and direct loan origination fees and costs are recognized in net gain on loans held for sale. The fair value of loans held for sale is in excess of the contractual principal amounts by $3,712 and $2,650, respectively, as of December 31, 2023 and December 31, 2022. The mortgage loans we originate are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale primarily consist of single-family residential loans collateralized by the underlying home. Mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes for mortgage loans with similar characteristics. Interest income earned or expense incurred on loans held for sale is captured as a component of income from operations.

Other Current Assets—Other current assets consist primarily of miscellaneous non-trade receivables, interest receivable, and interest rate lock commitments from mortgage origination operations (see Derivative Instruments below).

Derivative Instruments—Our mortgage segment is party to interest rate lock commitments (“IRLCs”) with customers resulting from mortgage origination operations. IRLCs for single-family mortgage loans we intend to sell are considered free-standing derivatives. All free-standing derivatives are required to be recorded on our consolidated balance sheets at fair value. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in our consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

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

Capitalized software development activities placed in service are amortized over the expected useful lives of those releases. We view capitalized software costs as either internal use or market and product expansion.

Estimated useful lives of website and software development activities are reviewed annually, or whenever events or changes in circumstances indicate that intangible assets may be impaired, and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Index to Notes

In July 2023, we completed an assessment of the useful lives of our website and internally developed software. Due to improvements, efficiencies, and advancements in how we develop, implement, and use our website and internally developed software, we determined we should increase their estimated useful lives from two to three years to three to five years. This change in accounting estimate was effective beginning the third quarter of 2023. The effects of this change for the year ended December 31, 2023 were as follows: (1) reduced technology and development expenses by $3,049, (2) decreased net loss by $3,049, and (3) increased basic and diluted net loss per share by $0.03.

Intangible Assets—Intangible assets are finite lived and mainly consist of trade names, developed technology, and customer relationships and are amortized over their estimated useful lives ranging from three to ten years. The useful lives were determined by estimating future cash flows generated by the acquired intangible assets. Our intent to hold and use the acquired assets in our operations has not changed since the acquisition. Fair values are derived by applying various valuation methodologies including the income approach and cost approach, using critical estimates and assumptions that include the revenue growth rate, royalty rate, discount rate, and cost to replace. Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including our ability to renew and extend contracts with our customers. However, there can be no assurance that these contracts will continue to be renewed.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2023, the estimated fair values of all reporting units substantially exceeded their carrying values.

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

The aggregate carrying value of goodwill was $461,349 at each of December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, we performed a quantitative assessment and concluded that there was no impairment. There were no cumulative impairment losses for the years ended December 31, 2023 and 2022. See Note 8 for more information.

Other Assets, Noncurrent—Other assets consists primarily of leased building security deposits and the noncurrent portion of prepaid assets.

Index to Notes
Leases—The extent of our lease commitments consists of operating leases for physical office locations with original terms ranging from one to 11 years. We have accounted for the portfolio of leases by disaggregation based on the nature and term of the lease. Generally, the leases require a fixed minimum rent with contractual minimum rent increases over the term of the lease. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets, but rather lease expense is recognized on a straight-line basis over the term of the lease.

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of our significant leases as of December 31, 2023 provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

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

Mezzanine Equity—We have issued convertible preferred stock that we have determined is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criteria, we will accrete the carrying value to the redemption value based on the effective interest method over the remaining term. To assess classification, we review all features of the instrument, including mandatory redemption features and conversion features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We have evaluated our convertible preferred stock and determined that its nature is that of an equity host and no material embedded derivatives exist that would require bifurcation on our consolidated balance sheets. See Note 10 for more information.

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

Index to Notes

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

When we repurchase a portion of our convertible senior notes, we derecognize the liability, accelerate the amortization of debt issuance costs, and record on our consolidated statements of comprehensive loss a gain or loss on extinguishment dependent on the repurchase price. See Note 14 for information regarding repurchases for the year ended December 31, 2023.

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

Technology and Development—Technology and development expenses primarily include personnel costs (including base pay, bonuses, benefits, and stock-based compensation), data licenses, software and equipment, and infrastructure such as for data centers and hosted services. The expenses also include amortization of acquired intangible assets, capitalized internal-use software and website and mobile application development costs. We expense research and development costs as incurred and record them in technology and development expenses.

Restructuring and Reorganization—Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention payments associated with wind-down activities.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs and advertising production costs are included in marketing expenses. The following table summarizes total advertising and advertising production costs for the periods listed:

	Year Ended December 31,
	2023	2022	2021
Advertising costs	$100,321	$133,593	$119,278
Advertising production costs	2,983	3,425	2,303

Index to Notes
Stock-based Compensation—We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including restricted stock unit awards and shares forecasted to be issued pursuant to our ESPP, in each case based on estimated grant date fair values. Stock-based compensation expense is recognized over the requisite service period on a straight-line basis. We recognize forfeitures when they occur. The Black-Scholes-Merton option-pricing model is used to determine the fair value of shares forecasted to be issued pursuant to our ESPP. For restricted stock unit awards and restricted stock unit awards with performance conditions, we use the market value of our common stock on the date of grant to determine the fair value of the award. For restricted stock unit awards with market conditions, the market condition is reflected in the grant date fair value of the award using a Monte Carlo simulation.

In valuing shares forecasted to be issued pursuant to our ESPP, we make assumptions about expected life, stock price volatility, risk-free interest rates, and expected dividends.

Expected Life—The expected term was estimated using the ESPP offering period which is six months.

Volatility—The expected stock price volatility for our common stock was estimated by taking the average historical price volatility of Redfin stock over the preceding six months.

Risk-Free Rate—The risk-free interest rate is based on the yields of U.S. treasury securities with maturities similar to the expected term, or six months.

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

Mortgage Servicing Rights (“MSRs”)—We determine the fair value of MSRs using a valuation model that calculates the net present value of estimated future cash flows. Key estimates of future cash flows include prepayment speeds, default rates, discount rates, cost of servicing, objective portfolio characteristics, and other factors. Changes in these estimates could materially change the estimated fair value.

Lease Impairment—During the year ended December 31, 2023 we recognized impairment losses of $1,948 due to subleasing two of our operating leases. These costs are recorded in other (expense) income, net in our consolidated statements of operations and in impairment costs in our consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements—None applicable.

Recently Issued Accounting Pronouncements— In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We plan to adopt this guidance for fiscal year 2024 and we do not expect the adoption to have a material impact on our financial statement disclosures.

In December 2023, the FASB issued authoritative guidance under ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The ASU enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The amendments in this Update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of the guidance on our financial statement disclosures.

Index to Notes
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

The major classes of assets and liabilities of our discontinued operations were as follows:

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$—	$7,640
Accounts receivable, net	—	8,504
Inventory	—	114,232
Prepaid expenses	—	500
Other current assets	—	1,283
Total current assets of discontinued operations	—	132,159
Property and equipment, net	—	167
Right-of-use assets, net	—	1,142
Total assets of discontinued operations	$—	$133,468
Liabilities
Current liabilities
Accounts payable	$—	$754
Accrued and other liabilities	—	2,980
Lease liabilities	—	577
Total current liabilities of discontinued operations	—	4,311
Lease liabilities, noncurrent	—	392
Total liabilities of discontinued operations	$—	$4,703

Index to Notes

The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows:

	Year Ended December 31,
	2023	2022	2021
Revenue	$122,576	$1,184,868	$864,127
Cost of revenue(1)	124,422	1,207,933	853,526
Gross (loss) profit	(1,846)	(23,065)	10,601
Operating expenses
Technology and development(1)	552	17,326	13,237
Marketing(1)	523	2,762	1,889
General and administrative(1)	638	11,204	9,593
Restructuring and reorganization	75	8,116	—
Total operating expenses	1,788	39,408	24,719
Loss from discontinued operations	(3,634)	(62,473)	(14,118)
Interest expense	—	(8,859)	(4,271)
Income tax expense	—	(10)	—
Other expense, net	—	(4)	—
Net loss from discontinued operations	$(3,634)	$(71,346)	$(18,389)

Net loss from discontinued operations per share—basic and diluted	$(0.03)	$(0.66)	$(0.18)
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$46	$813	$1,226
Technology and development	86	3,243	2,103
Marketing	19	102	207
General and administrative	83	1,080	1,641
Total stock-based compensation	$234	$5,238	$5,177

Significant non-cash items and capital expenditures of the discontinued operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Amortization of debt discount and debt issuance costs	$—	$996	$273
Stock-based compensation	234	5,238	5,177
Depreciation and amortization	89	2,337	1,847
Capital expenditures	—	1,213	1,782
Cash paid for interest	—	7,863	3,946

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Year Ended December 31, 2023	Cumulative amount recognized
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

Index to Notes
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

Information on each of our reportable and other segments and reconciliation to consolidated net (loss) income from continuing operations is presented in the tables below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. We allocated indirect costs to each segment based on a reasonable allocation methodology, when such costs are significant to the performance measures of the segments.

	Year Ended December 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$618,577	$184,812	$134,108	$39,175	$—	$976,672
Cost of revenue	462,625	42,086	118,178	23,964	—	646,853
Gross profit	155,952	142,726	15,930	15,211	—	329,819
Operating expenses
Technology and development	108,201	63,934	2,871	4,504	3,784	183,294
Marketing	59,746	53,952	4,064	60	41	117,863
General and administrative	76,851	94,252	25,012	4,017	38,658	238,790
Restructuring and reorganization	—	503	—	—	7,424	7,927
Total operating expenses	244,798	212,641	31,947	8,581	49,907	547,874
(Loss) income from continuing operations	(88,846)	(69,915)	(16,017)	6,630	(49,907)	(218,055)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	59	215	(392)	712	91,069	91,663
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$7,342	$41,162	$(126,392)
(1) Included in revenue is $1,244 from providing services to our discontinued properties segment.

	Year Ended December 31, 2022
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$787,076	$155,910	$132,904	$23,684	$—	$1,099,574
Cost of revenue	608,027	33,416	126,552	22,460	—	790,455
Gross profit	179,049	122,494	6,352	1,224	—	309,119
Operating expenses
Technology and development	105,196	59,899	6,034	3,591	4,204	178,924
Marketing	98,673	51,064	4,889	199	484	155,309
General and administrative	88,171	92,728	25,680	3,307	33,504	243,390
Restructuring and reorganization	—	—	—	—	32,353	32,353
Total operating expenses	292,040	203,691	36,603	7,097	70,545	609,976
Loss from continuing operations	(112,991)	(81,197)	(30,251)	(5,873)	(70,545)	(300,857)
Interest income, interest expense, income tax benefit, gain on extinguishment of convertible senior notes, and other expense, net	(123)	1,389	(114)	140	49,768	51,060
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(5,733)	$(20,777)	$(249,797)
(1) Included in revenue is $17,783 from providing services to our discontinued properties segment.

Index to Notes

	Year Ended December 31, 2021
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$903,334	$121,877	$19,818	$13,609	$—	$1,058,638
Cost of revenue	603,320	21,739	26,096	14,264	—	665,419
Gross profit	300,014	100,138	(6,278)	(655)	—	393,219
Operating expenses
Technology and development	81,588	41,492	10,396	2,528	7,477	143,481
Marketing	98,746	36,174	561	209	1,161	136,851
General and administrative	84,655	71,943	8,306	2,288	41,530	208,722
Total operating expenses	264,989	149,609	19,263	5,025	50,168	489,054
Income (loss) from continuing operations	35,025	(49,471)	(25,541)	(5,680)	(50,168)	(95,835)
Interest income, interest expense, and other income, net	(87)	3,301	3	2	1,392	4,611
Net income (loss) from continuing operations	$34,938	$(46,170)	$(25,538)	$(5,678)	$(48,776)	$(91,224)
(1) Included in revenue is $16,526 from providing services to our discontinued properties segment.

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

	December 31,
Notional Amounts	2023	2022
Forward sales commitments	$274,400	$301,548
IRLCs	188,554	210,787

The locations and amounts of gains (losses) recognized in revenue related to our derivatives are as follows:

		Year Ended December 31,
Instrument	Classification	2023	2022	2021
Forward sales commitments	Revenue	$(2,226)	$(11,336)	$518
IRLCs	Revenue	3,156	(4,184)	(641)

Index to Notes
Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected on our consolidated balance sheets, is set forth below:

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$115,276	$115,276	$—	$—
Total cash equivalents	115,276	115,276	—	—
Short-term investments
U.S. treasury securities	10,720	10,720	—	—
Agency bonds	31,232	31,232	—	—
Total short-term investments	41,952	41,952	—	—
Loans held for sale	159,587	—	159,587	—
Other current assets
IRLCs	4,600	—	—	4,600
Total other current assets	4,600	—	—	4,600
Mortgage servicing rights, at fair value	32,171	—	—	32,171
Long-term investments
U.S. treasury securities	3,149	3,149	—	—
Total assets	$356,735	$160,377	$159,587	$36,771
Liabilities
Accrued liabilities
Forward sales commitments	$2,429	$—	$2,429	$—
IRLCs	147	—	—	147
Total liabilities	$2,576	$—	$2,429	$147

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$186,410	$186,410	$—	$—
Total cash equivalents	186,410	186,410	—	—
Short-term investments
U.S. treasury securities	96,925	96,925	—	—
Agency bonds	25,334	25,334	—	—
Total short-term investments	122,259	122,259	—	—
Loans held for sale	199,604	—	199,604	—
Other current assets
Forward sales commitments	1,669	—	1,669	—
IRLCs	2,338	—	—	2,338
Total other current assets	4,007	—	1,669	2,338
Mortgage servicing rights, at fair value	36,261	—	—	36,261
Long-term investments
U.S. treasury securities	29,480	29,480	—	—
Total assets	$578,021	$338,149	$201,273	$38,599
Liabilities
Accrued liabilities
Forward sales commitments	$1,873	$—	$1,873	$—
IRLCs	1,041	—	—	1,041
Total liabilities	$2,914	$—	$1,873	$1,041

There were no transfers into or out of Level 3 financial instruments during the years ended December 31, 2023 and 2022.

Index to Notes
The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and mortgage servicing rights (“MSRs”):

		December 31, 2023		December 31, 2022
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	67.2% - 100.0%	87.7%	62.0% - 100.0%	91.0%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 19.0%	6.8%	6.0% - 14.4%	6.6%
Default rates	Discounted cash flow	0.1% - 1.2%	0.2%	0.0% - 0.5%	0.1%
Discount rate	Discounted cash flow	10.0% - 17.0%	10.2%	9.5% - 12.4%	9.6%

The following is a summary of changes in the fair value of IRLCs:

	Year Ended December 31,
	2023	2022	2021
Balance, net—beginning of period	$1,297	$1,131	$1,771
IRLCs acquired in business combination	—	4,326	—
Issuances of IRLCs	51,089	51,453	18,415
Settlements of IRLCs	(48,902)	(54,784)	(18,827)
Fair value changes recognized in earnings	969	(829)	(228)
Balance, net—end of period	$4,453	$1,297	$1,131

The following is a summary of changes in the fair value of MSRs:

	Year Ended December 31,
	2023	2022	2021
Balance—beginning of period	$36,261	$—	$—
MSRs acquired in business combination	—	33,982	—
MSRs originated	565	3,140	—
MSRs sales	(1,457)	(1,662)	—
Fair value changes recognized in earnings	(3,198)	801	—
Balance, net—end of period	$32,171	$36,261	$—

The following table presents the carrying amounts and estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	December 31, 2023		December 31, 2022
Issuance	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2023 notes	$—	$—	$23,431	$22,147
2025 notes	192,002	164,113	512,683	309,292
2027 notes	496,735	325,927	565,474	267,398

The difference between the principal amounts of our 2025 notes and our 2027 notes, which were $193,445 and $503,106, respectively, and the net carrying amounts of the notes represents the unamortized debt issuance costs. The estimated fair value of each tranche of convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy, due to the limited trading activity of the notes. Based on the closing price of our common stock of $10.32 on December 31, 2023, the if-converted value of both convertible notes were less than the principal amounts. See Note 14 for additional details on our convertible senior notes.

See Note 10 for the carrying amount of our convertible preferred stock.

Index to Notes
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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, available-for-sale investments, and equity securities were as follows:

	December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,483	$—	$—	$34,483	$34,483	$—	$—
Money markets funds	Level 1	115,276	—	—	115,276	115,276	—	—
Restricted cash	N/A	1,241	—	—	1,241	1,241	—	—
U.S. treasury securities	Level 1	13,895	1	(27)	13,869	—	10,720	3,149
Agency bonds	Level 1	31,246	—	(14)	31,232	—	31,232	—
Total		$196,141	$1	$(41)	$196,101	$151,000	$41,952	$3,149

	December 31, 2022
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$53,430	$—	$—	$53,430	$45,790	$—	$—
Money markets funds	Level 1	186,410	—	—	186,410	186,410	—	—
Restricted cash	N/A	2,406	—	—	2,406	2,406	—	—
U.S. treasury securities	Level 1	127,130	28	(753)	126,405	—	96,925	29,480
Agency bonds	Level 1	25,339	—	(5)	25,334	—	25,334	—
Total		$394,715	$28	$(758)	$393,985	$234,606	$122,259	$29,480

As of December 31, 2023 and 2022, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $38,684 and $77,277, with aggregate unrealized losses of $41 and $758, respectively. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. In addition, as of December 31, 2023 and 2022, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of our amortized cost basis. Our portfolio consists of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

As of December 31, 2023 and 2022, we had accrued interest of $332 and $576, respectively, on our available-for-sale investments, for which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Index to Notes
Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (years)	December 31,
		2023	2022
Leasehold improvements	Shorter of lease term or economic life	$28,789	$32,262
Website and software development costs	3 - 5	75,573	62,963
Computer and office equipment	3 - 5	16,175	19,702
Software	3	1,869	1,871
Furniture	7	7,754	7,911
Property and equipment, gross		130,160	124,709
Accumulated depreciation and amortization		(89,275)	(76,597)
Construction in progress		5,546	6,827
Property and equipment, net		$46,431	$54,939

The following table summarizes depreciation and amortization and capitalized software development costs:

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization for property and equipment	$23,774	$24,403	$18,200
Capitalized software development costs, including stock-based compensation	16,131	18,738	17,571

Depreciation and amortization declined in the year ended December 31, 2023 due to the change in estimated useful lives of our website and internally developed software. Refer to Note 1 for further details.

Note 6: Leases

The components of lease expense were as follows:

	Year Ended December 31,
Lease Cost	2023	2022
Operating lease cost:
Operating lease cost (cost of revenue)	$10,874	$10,694
Operating lease cost (operating expenses)	7,499	5,394
Short-term lease cost	3,025	5,055
Sublease income	(1,408)	(951)
Total operating lease cost	$19,990	$20,192
Finance lease cost:
Amortization of right-of-use assets	$67	$62
Interest on lease liabilities	6	7
Total finance lease cost	$73	$69

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating(2)	Financing	Operating
2024	$17,106	$61	$1,834	$19,001
2025	13,381	38	484	13,903
2026	10,513	16	385	10,914
2027	5,471	11	320	5,802
2028	1,130	—	293	1,423
Thereafter	26	—	250	276
Total lease payments	$47,627	$126	$3,566	$51,319
Less: Interest(1)	3,052	8
Present value of lease liabilities	$44,575	$118
(1) Includes interest on operating leases of $1,581 and financing leases of $5 due within the next 12 months.
(2) Excludes sublease income. As of December 31, 2023, we expect sublease income of approximately $1,677 to be received for the year ended December 31, 2024.

Index to Notes

	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining operating lease term (years)	3.2	3.6
Weighted-average remaining finance lease term (years)	2.5	2.4
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Year Ended December 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$21,292	$21,504
Operating cash outflows from finance leases	6	8
Financing cash outflows from finance leases	55	48
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$8,597	$132
Finance leases	62	—

Note 7: Commitments and Contingencies

Legal Proceedings

Below is a discussion of our material, pending legal proceedings. Except as otherwise indicated, given the preliminary stage of these proceedings and the claims and issues presented, we cannot estimate a range of reasonably possible losses.

In addition, we are regularly subject to claims, litigation, and other proceedings, including potential regulatory proceedings, involving employment, intellectual property, privacy and data protection, consumer protection, competition and antitrust laws, and commercial or contractual disputes, and other matters. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. We evaluate, on a regular basis, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows. Except for the matters discussed below, we do not believe that any of our pending litigation, claims, and other proceedings are material to our business.

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

On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of three million dollars. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement was subject to court approval. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements. The motion for preliminary approval of the class settlement was granted by the court on May 4, 2023. The motion for final approval of the class settlement was granted on November 28, 2023. The settlement funds have been paid and are being distributed to class members.

Lawsuits Alleging Antitrust Violations—Since October 2023, a number of class action lawsuits have been filed on behalf of putative classes of home buyers and home sellers against the National Association of Realtors, local real estate associations, multiple listing services, and various residential real estate brokerages in various federal districts in the United States. Some of these lawsuits name Redfin as a defendant, including:
•Don Gibson, et al. v. National Association of Realtors, et al., Case no. 4:23-cv-00788-SRB, filed on October 31, 2023 in United States District Court for the Western District of Missouri.
•Mya Batton et al. v. Compass, Inc., et al., Case no. 1:23-cv-15618, filed on November 2, 2023 in United States District Court for the Northern District of Illinois.
•1925 Hooper LLC, et al. v. The National Association of Realtors, et al., Case no. 1:23-cv-05392-SEG, filed on December 6, 2023 in the United States District Court for the Northern District of Georgia.
•Daniel Umpa v. The National Association of Realtors, et al., Case no. 4:23-cv-00945-FJG, filed on December 27, 2023 in the United States District Court for the Western District of Missouri.
•Nathaniel Whaley v. National Association of Realtors, et al., Case no. 2:24-cv-00105-GMN-MDC, filed on January 25, 2024 in the United States District Court for the District of Nevada.
•Angela Boykin v. National Association of Realtors, et al., Case No. 2:24-cv-00340, filed on February 16, 2024 in the United States District Court for the District of Nevada.
•Freedlund v. Redfin Corporation, et al., Case No. 2:24-cv-01561, filed on February 26, 2024 in the United States District Court for the Central District of California.

These lawsuits allege a conspiracy to fix prices stemming from a National Association of Realtors rule, which allegedly requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property on a multiple listing service. The plaintiffs generally seek injunctive relief, unspecified damages under federal antitrust law, and unspecified damages under various state laws. A motion to consolidate some of these cases as In re Real Estate Commission Antitrust Litigation, MDL No. 3100, is pending before the Judicial Panel on Multidistrict Litigation. At this time, we are unable to predict the potential outcome of these lawsuits.

Index to Notes
Commitments

Purchase Commitments—Purchase commitments primarily relate to network infrastructure for our data operations. Future payments due under these agreements as of December 31, 2023 are as follows:

Purchase Commitments
2024	$27,205
2025	31,926
2026	34,161
2027	18,098
2028	—
Thereafter	—
Total future minimum payments	$111,390

Other Commitments—Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of December 31, 2023, we held $24,149 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		December 31, 2023			December 31, 2022
	Weighted-Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(24,290)	$58,400	$82,690	$(14,856)	$67,834
Developed technology	3.3	66,340	(59,883)	6,457	66,340	(38,465)	27,875
Customer relationship	10	81,360	(22,933)	58,427	81,360	(14,797)	66,563
		$230,390	$(107,106)	$123,284	$230,390	$(68,118)	$162,272

Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives to a split between general and administrative and cost of revenue for customer relationships and trade names; and developed technology intangible assets are split between general and administrative expense, cost of revenue, and technology and development expense in our consolidated statements of comprehensive loss. Amortization expense amounted to $38,988 and $38,167 for the years ended December 31, 2023 and 2022, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of December 31, 2023:

2024	$23,741
2025	17,618
2026	17,380
2027	15,633
2028	15,050
Thereafter	33,862
Estimated remaining amortization expense	$123,284

Goodwill—The carrying amounts of goodwill by reportable segment were as follows:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of December 31, 2023 and 2022	$250,231	$159,151	$51,967	$461,349

We did not recognize any goodwill impairment charges during the years ended December 31, 2023 or 2022.

Index to Notes

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	December 31,
	2023	2022
Accrued compensation and benefits	$58,836	$74,079
Miscellaneous accrued and other liabilities	26,037	27,023
Customer contract liabilities	5,487	5,661
Total accrued and other liabilities	$90,360	$106,763

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

As of December 31, 2023, the carrying value of our convertible preferred stock, net of issuance costs, is $39,959, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on January 2, 2024. These shares are included in basic and diluted net loss from continuing operations per share attributable to common stock, as described in Note 12. As of December 31, 2023, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of December 31, 2023 and 2022, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of December 31, 2023 and 2022, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	December 31,
	2023	2022
Stock options issued and outstanding	2,406,453	3,282,789
Restricted stock units outstanding	15,947,173	15,731,632
Shares available for future equity grants	7,991,532	7,951,616
Total shares reserved for future issuance	26,345,158	26,966,037

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	December 31,
	2023	2022
Shares available for issuance at beginning of period	4,695,361	5,865,467
Shares issued during the period	(1,491,040)	(1,170,106)
Total shares available for issuance at end of period	3,204,321	4,695,361

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to our ESPP are as follows:

	For the Offering Period beginning July 1, 2023	For the Offering Period beginning January 1, 2023
Expected life	0.5 years	0.5 years
Volatility	98.62%	98.94%
Risk-free interest rate	5.53%	4.77%
Dividend yield	—%	—%
Weighted-average grant date fair value	$5.22	$1.46

Stock Options—Option activity for the year ended December 31, 2023 was as follows:

	Number Of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	3,282,789	$9.10	2.90	$1,145
Options exercised	(801,866)	2.99
Options expired	(74,470)	8.97
Outstanding at December 31, 2023	2,406,453	$11.14	2.63	$3,355
Options exercisable at December 31, 2023	2,406,453	$11.14	2.63	$3,355

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of December 31, 2023. We did not recognize any option-related expense during the year ended December 31, 2023.

The fair value of stock options vested and the intrinsic value of stock options exercised are as follows:

	Year Ended December 31,
	2023	2022	2021
Fair value of options vested	$—	$484	$793
Intrinsic value of options exercised	4,160	5,588	90,920

Index to Notes
Restricted Stock Units—Restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	15,731,632	$11.53
Granted	9,328,065	8.44
Vested	(6,955,493)	11.81
Forfeited or canceled	(2,157,031)	11.25
Outstanding or deferred at December 31, 2023(1)	15,947,173	$9.64
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of December 31, 2023 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in the basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of December 31, 2023, there was $117,005 of total unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.11 years.

As of December 31, 2023, there were 2,316,061 restricted stock units subject to performance and market conditions ("PSUs") outstanding at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSUs' related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions will be recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Year Ended December 31,
	2023	2022	2021
Expense associated with the current period	$2,994	$5,341	$6,314
Expense due to reassessment of achievement related to prior periods	(553)	(267)	—
Total expense	$2,441	$5,074	$6,314

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$12,914	$15,137	$12,388
Technology and development(1)	33,111	26,365	21,172
Marketing	5,148	3,991	2,142
General and administrative	19,528	17,526	13,843
Stock-based compensation from continuing operations	70,701	63,019	49,545
Stock-based compensation from discontinued operations	234	5,238	5,177
Total stock-based compensation	$70,935	$68,257	$54,722
(1) Net of $4,003, $3,660 and $4,059 of stock-based compensation expense capitalized for internally developed software for the years ended December 31, 2023, 2022 and 2021, respectively.

Index to Notes
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

We calculate basic and diluted net loss from continuing operations per share attributable to common stock in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be a participating security. Under the two-class method, net loss from continuing operations attributable to common stock is not allocated to the preferred stock as its holders do not have a contractual obligation to share in losses, as discussed in Note 10.

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss from continuing operations	$(126,392)	$(249,797)	$(91,224)
Dividends on convertible preferred stock	(1,074)	(1,560)	(7,269)
Net loss from continuing operations attributable to common stock—basic and diluted	$(127,466)	$(251,357)	$(98,493)

Denominator:
Weighted-average shares—basic and diluted(1)	113,152,752	107,927,464	104,683,460
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(1.13)	$(2.33)	$(0.94)
(1) Basic and diluted weighted-average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2023	2022	2021
2023 notes as if converted	—	769,623	769,623
2025 notes as if converted	2,667,993	7,154,297	9,119,960
2027 notes as if converted	5,379,209	6,147,900	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000
Stock options outstanding(1)	2,406,453	3,282,789	4,019,011
Restricted stock units outstanding(1)(2)	15,908,735	15,710,223	4,589,696
Total	28,402,390	35,104,832	26,686,190
(1) Excludes 2,316,061 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(2) Excludes 38,438 restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors as of December 31, 2023.

Index to Notes
Note 13: Income Taxes

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented:

	December 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforwards	$160,329	$164,242
Business interest limitation carryforwards	35,402	34,445
Tax credit carryforwards	23,968	23,240
Lease liabilities	11,472	15,019
Capitalized research and development costs	50,780	32,216
Other	15,108	30,719
Gross deferred income tax assets	297,059	299,881
Valuation allowance	(257,563)	(245,212)
Total deferred income tax assets, net of valuation allowance	39,496	54,669
Deferred income tax liabilities
Intangible assets	(29,608)	(40,069)
Right-of-use assets	(8,155)	(11,225)
Other	(1,997)	(3,618)
Total deferred income tax liabilities	(39,760)	(54,912)
Net deferred income tax assets and liabilities	$(264)	$(243)

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

The following table represents our net operating loss ("NOL") carryforwards as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Federal	$642,212	$651,498
Various states	32,234	34,718
Foreign	5,363	5,255

Federal NOL carryforwards are available to offset federal taxable income with NOL carryforwards of $449,434 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period, and the remainder expiring between 2024 and 2037. State NOL carryforwards are available to offset future taxable income and begin to expire in 2024. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Foreign NOL carryforward periods for foreign federal and provincial jurisdictions are generally 20 years and will begin to expire in 2039.

Net research and development credit carryforwards of $23,968 and $23,240 are available as of December 31, 2023 and 2022, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $149,464 and $145,296 are available as of December 31, 2023 and 2022, respectively, to offset future U.S. federal taxable over an indefinite period.

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

The components of loss from continuing operations before benefit for income taxes for the years ended December 31, 2023, 2022, and 2021 were $(125,110), $(246,880), and $(95,873), for federal purposes, respectively, and $(303), $(2,801), and $(1,458), for foreign purposes, respectively.

The following table is a reconciliation of the U.S. federal income tax at statutory rate to our effective income tax rate:

	December 31,
	2023	2022	2021
U.S. federal income tax at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	3.26	5.02	9.31
Stock-based compensation	(5.18)	(3.24)	17.70
Permanent differences	(0.36)	(0.18)	(0.14)
Federal research and development credit	0.58	1.77	6.43
Change in valuation allowance	(11.62)	(20.12)	(44.33)
Other	(0.82)	0.26	(1.99)
Acquisition costs	—	(0.02)	(1.71)
Expiration of tax attribute carryforwards	(7.63)	(4.54)	—
Effective income tax rate	(0.77)%	(0.05)%	6.27%

The difference between the U.S. federal income tax at statutory rate of 21% for the years ended December 31, 2023, 2022, and 2021, and our effective tax rate in all periods is primarily due to a full valuation allowance related to our U.S. deferred tax assets and the impact of U.S. states where we incur current income tax expense.

We recorded an income tax expense of $979 for the year ended December 31, 2023, which in part consists of current state income tax expense recorded for the year ended December 31, 2023. Tax expense for the year ended December 31, 2023 also includes federal and state deferred income tax expense generated by an increase to an indefinite-lived deferred tax liabilities created through our April 2, 2021 acquisition of Rent. and our April 1, 2022 acquisition of Bay Equity. We recorded an income tax expense of $116 for the year ended December 31, 2022, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of Rent. and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our deferred income tax benefit was partially offset by current state income tax expense recorded for the year ended December 31, 2022. We recorded an income tax benefit of $6,107 for the year ended December 31, 2021, which is primarily a result of a deferred tax liability created through our April 2, 2021 acquisition of Rent. and can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. Our deferred income tax benefit was partially offset by current state income tax expense recorded for the year ended December 31, 2021.

Index to Notes
The following table summarizes the components of our income tax expense (benefit) from continuing operations for the periods presented:

	December 31,
	2023	2022	2021
Current income tax expense:
U.S. - State	$959	$1,074	$1,215
Total current income tax expense	959	1,074	1,215
Deferred income tax benefit:
U.S. - Federal	16	97	—
U.S. - State	4	(1,055)	(7,322)
Total deferred income tax benefit	20	(958)	(7,322)
Total income tax expense (benefit)	$979	$116	$(6,107)

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

The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
	2023	2022	2021
Unrecognized benefit—beginning of year	$5,809	$4,692	$3,105
Gross (decreases) increases—prior year tax positions	(527)	(210)	32
Gross increases—current year tax positions	709	1,327	1,555
Unrecognized benefit—end of year	$5,991	$5,809	$4,692

All of the unrecognized tax benefits as of December 31, 2023 and 2022 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $5,991 and $5,809 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for each year ended December 31, 2023 and 2022 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2023.

Our material income tax jurisdictions are the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal and foreign purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Index to Notes
Note 14: Debt

As of December 31, 2023, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2024	2025	2026	2027	2028	Thereafter
Warehouse Credit Facilities
City National Bank	$20,046	$—	$—	$—	$—	$—
Origin Bank	30,110	—	—	—	—	—
M&T Bank	18,870	—	—	—	—	—
Prosperity Bank	29,358	—	—	—	—	—
Republic Bank & Trust Company	23,415	—	—	—	—	—
Wells Fargo Bank, N.A.	30,165	—	—	—	—	—

Term Loan	—	—	—	—	124,416	—

Convertible Senior Notes
2025 notes	—	192,002	—	—	—	—
2027 notes	—	—	—	496,735	—	—
Total borrowings	$151,964	$192,002	$—	$496,735	$124,416	$—

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, our mortgage segment utilizes warehouse credit facilities that are classified as current liabilities on our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan, and rights and income related to the loans.

Each warehouse credit facility contains various restrictive and financial covenants and provides that a breach or failure to satisfy these covenants constitutes an event of default. As of December 31, 2023 we received a waiver of our financial covenants pursuant to the Republic Bank & Trust Company credit facility.

The following table summarizes borrowings under these facilities as of the periods presented:

	December 31, 2023			December 31, 2022
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$50,000	$20,046	7.24%	$75,000	$27,288	5.89%
Comerica Bank	N/A	N/A	N/A	75,000	26,526	6.36%
Origin Bank	75,000	30,110	7.25%	75,000	23,739	5.98%
M&T Bank	50,000	18,870	7.39%	50,000	19,126	6.45%
Prosperity Bank	75,000	29,358	7.23%	100,000	35,856	6.18%
Republic Bank & Trust Company	45,000	23,415	7.28%	75,000	26,636	5.81%
Wells Fargo Bank, N.A.	100,000	30,165	7.36%	100,000	31,338	6.41%
Total	$395,000	$151,964		$550,000	$190,509

Term Loan—On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250,000 of financing for us in the form of a first lien term loan facility (the “facility”). We borrowed half of the loan on October 20, 2023 and the remainder will be available as a delayed draw during the following 12 months.

Index to Notes

The facility is pre-payable at par, after 12 months of call protection (during which prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a five-year term, maturing October 20, 2028. Interest will be charged at the Secured Overnight Financing Rate (“SOFR”) +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics. The facility requires that we maintain cash and cash equivalents of $75,000 which is tested on a quarterly basis. The negative covenants include restrictions on the incurrence of liens and indebtedness, investments, certain merger transactions, and other matters, all subject to certain exceptions. The effective interest rate for our term loan is 11.97%.

The facility includes customary events of default that, include among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control, and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the facility. In addition, the facility prohibits us from making any cash payments on the conversion or repurchase of our notes if an event of default exists under our term loan facility, or if, after giving effect to such conversion or repurchase, we would not be in compliance with the financial covenants under our term loan facility.

As security for our obligations under the facility, we granted Apollo a first priority security interest on substantially all of our assets and the assets of our material subsidiaries, subject to certain exceptions. Therefore, in a bankruptcy, Apollo first, and the holders of our convertible senior notes second, would have a claim to our assets senior to the claims of holders of our common stock.

As part of the transaction, we repurchased $5,000 principal amount of our 2025 convertible notes held by Apollo and $71,894 principal amount of 2027 convertible notes held by Apollo for an aggregate repurchase price of $57,075 using cash on our balance sheet. Additionally, we paid $2,471 in debt issuance costs in connection with the Apollo term loan, which is currently recorded in prepaid expenses on our consolidated balance sheet.

The components of the term loan were as follows:

December 31, 2023
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
124,688	—	272	124,416

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The following table describes repurchase activity for the year ended December 31, 2023:

	Repurchase Program			Repurchases in Conjunction with Apollo Term Loan
Issuance	Principal	Cash Paid	Gain on Extinguishment	Principal	Cash Paid	Gain on Extinguishment
2025 notes	320,283	241,808	75,204	5,000	4,075	664
2027 notes	—	—	—	71,894	46,754	18,151

Index to Notes
The components of the convertible senior notes are as follows:

	December 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	193,445	1,443	192,002
2027 notes	503,106	6,371	496,735

	December 31, 2022
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2023 notes	$23,512	$81	$23,431
2025 notes	518,728	6,045	512,683
2027 notes	575,000	9,526	565,474

	Year End December 31,
	2023	2022	2021
2023 notes
Contractual interest expense	$223	$411	$413
Amortization of debt issuance costs	81	150	189
Total interest expense	$304	$561	$602

2025 notes
Contractual interest expense	—	—	—
Amortization of debt issuance costs	4,602	2,706	2,760
Total interest expense	$4,602	$2,706	$2,760

2027 notes
Contractual interest expense	2,785	2,875	2,187
Amortization of debt issuance costs	3,151	2,240	1,705
Total interest expense	$5,936	$5,115	$3,892

Total
Contractual interest expense	3,008	3,286	2,600
Amortization of debt issuance costs	7,834	5,096	4,654
Total interest expense	$10,842	$8,382	$7,254

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

Index to Notes
•upon the occurrence of specified corporate events.

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the year ended December 31, 2023.

Classification of Our Convertible Senior Notes

Historically, we had separated our 2025 notes into liability and equity components. With our adoption of ASU 2020-06 on January 1, 2021, using the modified retrospective approach, this accounting treatment is no longer applicable. All of our convertible senior notes are now accounted for wholly as liabilities. The difference between the principal amount of the notes and the net carrying amount represents the unamortized debt discount, which we record as a deduction from the debt liability in our consolidated balance sheets. This discount is amortized to interest expense using the effective interest method over the term of the notes.

See Note 4 for fair value information related to our convertible senior notes.

Cross-acceleration and Cross-default Provisions of our Convertible Senior Notes, Term Loan, and Warehouse Credit Facilities—The indentures governing our 2025 and 2027 convertible senior notes contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the indenture for either our 2025 or 2027 convertible senior notes, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the indenture for the other tranche of convertible senior notes. Accordingly, all or a significant portion of our outstanding convertible senior notes could become immediately payable due solely to our failure to comply with the terms of a single agreement governing either our 2025 or 2027 convertible senior notes. In addition, each of our warehouse credit facilities and term loan facility contain cross-acceleration and cross-default provisions. These provisions could have the effect of creating an event of default under the agreement for any such facility, despite our compliance with that agreement, due solely to an event of default or failure to pay amounts owed under the agreement for another facility. Accordingly, all or a significant portion of our outstanding warehouse indebtedness or outstanding term loan indebtedness could become immediately payable due solely to our failure to comply with the terms of a single agreement governing one of our facilities. While the cross-default provisions in our existing warehouse credit facilities do not pick up defaults under our convertible senior notes and our existing warehouse credit facilities are carved out of the cross-payment default provisions in our 2025 and 2027 senior notes given that they constitute non-recourse debt, any default under our convertible senior notes would trigger an event of default under our term loan facility and, similarly, any default under our term loan facility would trigger the cross-payment default provisions in our 2025 and 2027 senior notes.

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

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

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

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Anthony Kappus (1)	Chief of Legal Affairs and Digital Revenue	Adoption	November 17, 2023	November 29, 2024	33,914
(1) Anthony Kappus, our Chief of Legal Affairs and Digital Revenue Officer, entered into a Rule 10b5-1 Plan on November 17, 2023. Mr. Kappus’s 10b5-1 Plan provides for the potential sale of shares of our common stock. underlying future-vesting Restricted Stock Units For purposes of calculating the Aggregate # of Securities to be Sold under Mr. Kappus’s 10b5-1 Plan, we have not removed the number of shares to be withheld for income taxes.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders by April 30, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders by April 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders by April 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders by April 30, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders by April 30, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements and financial statement schedules required to be filed as part of this annual report are included under Item 8.

The exhibits required to be filed as part of this Annual Report are listed below. Exhibits 10.1 through 10.20 constitute management contracts or compensatory plans or arrangements. Notwithstanding any language to the contrary, Exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this annual report for purposes of Section 18 of the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filing	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of January 10, 2022, by and among Redfin Corporation, Ruby Merger Sub LLC, BE Holdco, LLC, and Brett McGovern	8-K	2.1	Jan. 11, 2022
3.1	Restated Certificate of Incorporation	10-Q	3.1	Aug. 4, 2022
3.2	Restated Bylaws	8-K	3.1	Jan. 26, 2022
3.3	Amended and Restated Certificate of Designation, Rights and Limitations of Series A Convertible Preferred Stock	8-K	3.1	June 15, 2020
4.1	Form of Common Stock Certificate	S-1/A	4.1	July 26, 2017
4.2	Description of Common Stock	10-K	4.2	Feb. 17, 2022
4.3	Indenture, dated as of July 23, 2018, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	July 23, 2018
4.4	Form of Convertible Senior Note due 2023 (contained in exhibit 4.3)	8-K	4.1	July 23, 2018
4.5	Indenture, dated as of October 20, 2020 between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	Oct. 20, 2020
4.6	Form of Convertible Senior Note due 2025 (contained in exhibit 4.5)	8-K	4.1	Oct. 20, 2020
4.7	Indenture, dated as of March 25, 2021, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	March 25, 2021
4.8	Form of Convertible Senior Note due 2027 (contained in exhibit 4.7)	8-K	4.2	March 25, 2021
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	10.3	Feb. 22, 2018
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)	10-Q	10.1	May 8, 2019
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (June 2018)	8-K	10.1	June 6, 2018
10.5	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	10.1	June 6, 2019
10.6	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)	10-Q	10.2	Aug. 1, 2019
10.7	Form of Indemnification Agreement	S-1/A	10.1	July 17, 2017
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	10.4	June 30, 2017
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	10.5	June 30, 2017
10.11	Amended and Restated Offer Letter by and between Redfin Corporation and Anthony Kappus, dated February 9, 2022	10-K	10.11	Feb. 17, 2022
10.12	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	10.6	Feb. 22, 2018
10.13	Offer Letter by and between Redfin Corporation and Anna Stevens, dated June 3, 2022	10-Q	10.1	Nov. 9, 2022
10.14	Offer Letter by and between Redfin Corporation and Christian Taubman, dated October 13, 2019	10-K	10.13	Feb. 12, 2020
10.15	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017	10-K	10.10	Feb. 14, 2019
10.16	Terms of Separation & Advisory Services by and between Redfin Corporation and Adam Wiener, dated August 29, 2023	10-Q	10.1	Nov. 2, 2023
10.17	Advisory Services to Redfin Corporation by and between Redfin Corporation and Adam Wiener, dated August 29, 2023	10-Q	10.2	Nov. 2, 2023
10.18	Term Loan and Security Agreement by and between Redfin Corporation, Apollo Administrative Agency LLC, and Apollo Global Funding, LLC, dated as of October 20, 2023	10-Q	10.3	Nov. 2, 2023
10.19	Form of Change in Control Severance Agreement	10-Q	10.4	Nov. 2, 2023
10.20	Form of Registration Rights Agreement by and among Redfin Corporation, Brett McGovern, as the member representative, and each member party thereto	8-K	10.1	Jan. 11, 2022
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in "Signatures")				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
97	Compensation Recovery Policy				X
101	Interactive Data Files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 27, 2024	By	/s/ Glenn Kelman
(Date)		Glenn Kelman Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Chris Nielsen

/s/ David Lissy	Chairman of the Board of Directors	February 27, 2024
David Lissy

/s/ Robert Bass	Director	February 27, 2024
Robert Bass

/s/ Julie Bornstein	Director	February 27, 2024
Julie Bornstein

/s/ Kerry Chandler	Director	February 27, 2024
Kerry Chandler

/s/ Austin Ligon	Director	February 27, 2024
Austin Ligon

/s/ Brad Singer	Director	February 27, 2024
Brad Singer

/s/ James Slavet	Director	February 27, 2024
James Slavet

/s/ Selina Tobaccowala	Director	February 27, 2024
Selina Tobaccowala