Form 10-Q
period 2024-03-31
Redfin Corp
filed 2024-05-07
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

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

The registrant had 119,470,881 shares of common stock outstanding as of May 2, 2024.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

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

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2023, as supplemented by Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$107,129	$149,759
Restricted cash	1,274	1,241
Short-term investments	—	41,952
Accounts receivable, net of allowances for credit losses of $3,658 and $3,234	54,839	51,738
Loans held for sale	165,487	159,587
Prepaid expenses	37,695	33,296
Other current assets	11,867	7,472
Total current assets	378,291	445,045
Property and equipment, net	46,118	46,431
Right-of-use assets, net	29,476	31,763
Mortgage servicing rights, at fair value	32,328	32,171
Long-term investments	—	3,149
Goodwill	461,349	461,349
Intangible assets, net	113,537	123,284
Other assets, noncurrent	10,008	10,456
Total assets	$1,071,107	$1,153,648
Liabilities, mezzanine equity, and stockholders' (deficit) equity
Current liabilities
Accounts payable	$15,909	$10,507
Accrued and other liabilities	97,331	90,360
Warehouse credit facilities	156,588	151,964
Lease liabilities	14,710	15,609
Total current liabilities	284,538	268,440
Lease liabilities, noncurrent	26,730	29,084
Convertible senior notes, net, noncurrent	641,209	688,737
Term loan	124,123	124,416
Deferred tax liabilities	287	264
Total liabilities	1,076,887	1,110,941
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	39,970	39,959
Stockholders’ (deficit) equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 119,440,241 and 117,372,171 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	119	117
Additional paid-in capital	844,383	826,146
Accumulated other comprehensive loss	(145)	(182)
Accumulated deficit	(890,107)	(823,333)
Total stockholders’ (deficit) equity	(45,750)	2,748
Total liabilities, mezzanine equity, and stockholders’ (deficit) equity	$1,071,107	$1,153,648

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$225,479	$214,083
Cost of revenue	154,667	155,945
Gross profit	70,812	58,138
Operating expenses
Technology and development	46,429	47,663
Marketing	24,878	40,403
General and administrative	67,873	69,439
Restructuring and reorganization	889	1,053
Total operating expenses	140,069	158,558
Loss from continuing operations	(69,257)	(100,420)
Interest income	1,832	3,406
Interest expense	(4,874)	(1,922)
Income tax benefit (expense)	172	(410)
Gain on extinguishment of convertible senior notes	5,686	42,270
Other expense, net	(333)	(234)
Net loss from continuing operations	(66,774)	(57,310)
Net loss from discontinued operations	—	(3,488)
Net loss	$(66,774)	$(60,798)

Dividends on convertible preferred stock	(233)	(226)

Net loss from continuing operations attributable to common stock—basic and diluted	$(67,007)	$(57,536)
Net loss attributable to common stock—basic and diluted	$(67,007)	$(61,024)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.57)	$(0.52)
Net loss attributable to common stock per share—basic and diluted	$(0.57)	$(0.55)

Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	118,364,267	110,103,598

Net loss	$(66,774)	$(60,798)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3)	58
Unrealized gain (loss) on available-for-sale debt securities	40	(424)
Comprehensive loss	$(66,737)	$(61,164)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(66,774)	$(60,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,398	17,013
Stock-based compensation	17,409	19,028
Amortization of debt discount and issuance costs	709	1,087
Non-cash lease expense	3,154	4,816
Impairment costs	—	113
Net gain on IRLCs, forward sales commitments, and loans held for sale	(4,124)	(8,326)
Change in fair value of mortgage servicing rights, net	(365)	1,208
Gain on extinguishment of convertible senior notes	(5,686)	(42,270)
Other	263	(1,174)
Change in assets and liabilities:
Accounts receivable, net	(3,245)	6,738
Inventory	—	103,588
Prepaid expenses and other assets	(4,718)	1,110
Accounts payable	5,432	(1,675)
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	8,155	(16,813)
Lease liabilities	(4,089)	(4,619)
Origination of mortgage servicing rights	(61)	(347)
Proceeds from sale of mortgage servicing rights	269	339
Origination of loans held for sale	(828,421)	(854,085)
Proceeds from sale of loans originated as held for sale	821,714	861,771
Net cash (used in) provided by operating activities	(45,980)	26,704
Investing activities
Purchases of property and equipment	(3,558)	(2,919)
Purchases of investments	—	(57,556)
Sales of investments	39,225	12,014
Maturities of investments	6,395	48,483
Net cash provided by investing activities	42,062	22
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	94	143
Tax payments related to net share settlements on restricted stock units	(529)	(3,161)
Borrowings from warehouse credit facilities	827,186	852,988
Repayments to warehouse credit facilities	(822,562)	(858,214)
Principal payments under finance lease obligations	(27)	(40)
Repurchases of convertible senior notes	(42,525)	(108,274)
Repayment of term loan principal	(313)	—
Net cash used in financing activities	(38,676)	(116,558)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(58)
Net change in cash, cash equivalents, and restricted cash	(42,597)	(89,890)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	151,000	242,246
End of period(2)	$108,403	$152,356

Supplemental disclosure of cash flow information
Cash paid for interest	$7,078	$4,609
Non-cash transactions
Stock-based compensation capitalized in property and equipment	1,265	1,134
Property and equipment additions in accounts payable and accrued liabilities	11	32

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2023	2022
Continuing operations
Cash and cash equivalents	$149,759	$232,200
Restricted cash	1,241	2,406
Total	151,000	234,606
Discontinued operations
Cash and cash equivalents	—	7,640
Restricted cash	—	—
Total	—	7,640
Total cash, cash equivalents, and restricted cash	$151,000	$242,246

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of March 31,
	2024	2023
Continuing operations
Cash and cash equivalents	$107,129	$148,500
Restricted cash	1,274	2,416
Total	108,403	150,916
Discontinued operations
Cash and cash equivalents	—	1,440
Restricted cash	—	—
Total	—	1,440
Total cash, cash equivalents, and restricted cash	$108,403	$152,356

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ (Deficit) Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	18,037	—	143	—	—	143
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,155,826	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(373,797)	(1)	(3,161)	—	—	(3,162)
Stock-based compensation	—	—	—	—	20,162	—	—	20,162
Other comprehensive income	—	—	—	—	—	—	366	366
Net loss	—	—	—	—	—	(60,798)	—	(60,798)
Balance, March 31, 2023	40,000	$39,925	110,526,884	$110	$775,094	$(754,105)	$(435)	$20,664

Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	15,333	—	94	—	—	94
Issuance of common stock pursuant to settlement of restricted stock units	—	—	2,099,383	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(77,286)	—	(529)	—	—	(529)
Stock-based compensation	—	—	—	—	18,674	—	—	18,674
Other comprehensive income	—	—	—	—	—	—	37	37
Net loss	—	—	—	—	—	(66,774)	—	(66,774)
Balance, March 31, 2024	40,000	$39,970	119,440,241	$119	$844,383	$(890,107)	$(145)	$(45,750)

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

The financial information as of December 31, 2023 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2023 included in Item 8 in our annual report for the year ended December 31, 2023. Such financial information should be read in conjunction with the notes and management’s discussion and analysis of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2024, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ (deficit) equity for the three months ended March 31, 2024 and 2023, as well as our statements of cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and our wholly owned subsidiaries, including those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements—In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We early adopted this guidance in first quarter of 2024 and there was no impact on our financial statement disclosures.

Recently Issued Accounting Pronouncements—In December 2023, the FASB issued authoritative guidance under ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The ASU enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of the guidance on our financial statement disclosures.

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

As of March 31, 2024 and December 31, 2023 there were no major classes of assets and liabilities of our discontinued operations remaining.

The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows for the three months ended March 31, 2023:

Revenue	$111,578
Cost of revenue	113,509
Gross profit	(1,931)
Operating expenses
Technology and development	529
Marketing	505
General and administrative	523
Restructuring and reorganization	—
Total operating expenses	1,557
Loss from discontinued operations	(3,488)
Interest income	—
Interest expense	—
Income tax expense	—
Other expense, net	—
Net loss from discontinued operations	$(3,488)

Net loss from discontinued operations per share—basic and diluted	$(0.03)

Significant non-cash items and capital expenditures of the discontinued operations were as follows for the three months ended March 31, 2023:

Stock-based compensation	$203
Depreciation and amortization	85

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Three Months Ended March 31, 2023	Cumulative amount recognized as of March 31, 2023
Employee termination costs	Restructuring and reorganization	$454	$8,502
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(454)	(880)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$—	$8,596

Index to Notes to Financial Statements
Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue, gross profit, operating income, and net income. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have five operating segments and three reportable segments, real estate services, rentals, and mortgage.

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

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$131,180	$49,518	$33,819	$10,962	$—	$225,479
Cost of revenue	110,914	11,457	25,904	6,392	—	154,667
Gross profit	20,266	38,061	7,915	4,570	—	70,812
Operating expenses
Technology and development	28,507	15,512	656	832	922	46,429
Marketing	11,177	12,788	906	7	—	24,878
General and administrative	19,775	22,478	6,683	1,154	17,783	67,873
Restructuring and reorganization	—	—	—	—	889	889
Total operating expenses	59,459	50,778	8,245	1,993	19,594	140,069
(Loss) income from continuing operations	(39,193)	(12,717)	(330)	2,577	(19,594)	(69,257)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(46)	7	3	244	2,275	2,483
Net (loss) income from continuing operations	$(39,239)	$(12,710)	$(327)	$2,821	$(17,319)	$(66,774)

Index to Notes to Financial Statements

	Three Months Ended March 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$127,296	$42,870	$36,489	$7,428	$—	$214,083
Cost of revenue	111,494	9,765	29,213	5,473	—	155,945
Gross profit	15,802	33,105	7,276	1,955	—	58,138
Operating expenses
Technology and development	28,895	15,964	643	1,224	937	47,663
Marketing	25,060	14,326	980	10	27	40,403
General and administrative	19,618	26,302	6,929	1,053	15,537	69,439
Restructuring and reorganization	—	—	—	—	1,053	1,053
Total operating expenses	73,573	56,592	8,552	2,287	17,554	158,558
Loss from continuing operations	(57,771)	(23,487)	(1,276)	(332)	(17,554)	(100,420)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	45	(60)	115	43,010	43,110
Net (loss) income from continuing operations	$(57,771)	$(23,442)	$(1,336)	$(217)	$25,456	$(57,310)
(1) Included in revenue is $1,149 from providing services to our discontinued properties segment.

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

The notional amounts of our forward sales commitments and IRLCs were as follows:

Instrument	March 31, 2024	December 31, 2023
Forward sales commitments	$463,110	$274,400
IRLCs	358,903	188,554

Index to Notes to Financial Statements
The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended March 31,
Instrument	Classification	2024	2023
Forward sales commitments	Revenue	$2,406	$(253)
IRLCs	Revenue	2,525	7,874

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$81,927	$81,927	$—	$—
Total cash equivalents	81,927	81,927	—	—
Loans held for sale	165,487	—	165,487	—
Other current assets
Forward sales commitments	1,169	—	1,169	—
IRLCs	7,200	—	—	7,200
Total other current assets	8,369	—	1,169	7,200
Mortgage servicing rights, at fair value	32,328	—	—	32,328
Total assets	$288,111	$81,927	$166,656	$39,528
Liabilities
Accrued liabilities
Forward sales commitments	$1,192	$—	$1,192	$—
IRLCs	223	—	—	223
Total liabilities	$1,415	$—	$1,192	$223

Index to Notes to Financial Statements

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$115,276	$115,276	$—	$—
Total cash equivalents	115,276	115,276	—	—
Short-term investments
U.S. treasury securities	10,720	10,720	—	—
Agency bonds	31,232	31,232	—	—
Total short-term investments	41,952	41,952	—	—
Loans held for sale	159,587	—	159,587	—
Other current assets
IRLCs	4,600	—	—	4,600
Total other current assets	4,600	—	—	4,600
Mortgage servicing rights, at fair value	32,171	—	—	32,171
Long-term investments
U.S. treasury securities	3,149	3,149	—	—
Total assets	$356,735	$160,377	$159,587	$36,771
Liabilities
Accrued liabilities
Forward sales commitments	$2,429	$—	$2,429	$—
IRLCs	147	—	—	147
Total liabilities	$2,576	$—	$2,429	$147

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		March 31, 2024		December 31, 2023
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	70.1% - 100.0%	89.2%	67.2% - 100.0%	87.7%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 20.0%	6.8%	6.0% - 19.0%	6.8%
Default rates	Discounted cash flow	0.1% - 1.2%	0.2%	0.1% - 1.2%	0.2%
Discount rate	Discounted cash flow	10.0% - 17.0%	10.3%	10.0% - 17.0%	10.2%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended March 31,
	2024	2023
Balance, net—beginning of period	$4,453	$1,297
Issuances of IRLCs	16,062	15,963
Settlements of IRLCs	(14,739)	(10,238)
Fair value changes recognized in earnings	1,201	2,148
Balance, net—end of period	$6,977	$9,170

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended March 31,
	2024	2023
Balance—beginning of period	$32,171	$36,261
MSRs originated	61	347
MSRs sales	(269)	(339)
Fair value changes recognized in earnings	365	(1,208)
Balance, net—end of period	$32,328	$35,061

The following table presents the estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
2025 notes	$125,007	$164,113
2027 notes	278,967	325,927

The estimated fair value of our convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. See Note 14 for additional details on our convertible senior notes.

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	March 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$25,202	$—	$—	$25,202	$25,202	$—	$—
Money markets funds	Level 1	81,927	—	—	81,927	81,927	—	—
Restricted cash	N/A	1,274	—	—	1,274	1,274	—	—
Total		$108,403	$—	$—	$108,403	$108,403	$—	$—

	December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,483	$—	$—	$34,483	$34,483	$—	$—
Money markets funds	Level 1	115,276	—	—	115,276	115,276	—	—
Restricted cash	N/A	1,241	—	—	1,241	1,241	—	—
U.S. treasury securities	Level 1	13,895	1	(27)	13,869	—	10,720	3,149
Agency bonds	Level 1	31,246	—	(14)	31,232	—	31,232	—
Total		$196,141	$1	$(41)	$196,101	$151,000	$41,952	$3,149

As of March 31, 2024 and December 31, 2023, we had no accrued interest and accrued interest of $332, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	March 31, 2024	December 31, 2023
Leasehold improvements	Shorter of lease term or economic life	$28,328	$28,789
Website and software development costs	3 - 5	79,135	75,573
Computer and office equipment	3 - 5	15,468	16,175
Software	3	1,869	1,869
Furniture	7	7,446	7,754
Property and equipment, gross		132,246	130,160
Accumulated depreciation and amortization		(92,280)	(89,275)
Construction in progress		6,152	5,546
Property and equipment, net		$46,118	$46,431

The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization for property and equipment	$4,651	$7,181
Capitalized software development costs, including stock-based compensation	4,550	4,555

Index to Notes to Financial Statements
Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2024	2023
Operating lease cost:
Operating lease cost (cost of revenue)	$2,377	$2,909
Operating lease cost (operating expenses)	1,216	2,441
Short-term lease cost	686	832
Sublease income	(501)	(342)
Total operating lease cost	$3,778	$5,840

Finance lease cost:
Amortization of right-of-use assets	$25	$15
Interest on lease liabilities	3	1
Total finance lease cost	$28	$16

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating(2)	Financing	Operating
2024, excluding the three months ended March 31, 2024	$12,657	$58	$1,402	$14,117
2025	13,555	57	448	14,060
2026	10,735	35	243	11,013
2027	5,666	30	246	5,942
2028	1,280	—	253	1,533
Thereafter	178	—	163	341
Total lease payments	$44,071	$180	$2,755	$47,006
Less: Interest(1)	2,798	13
Present value of lease liabilities	$41,273	$167
(1) Includes interest on operating leases of $1,452 and financing lease of $7 within the next twelve months.
(2) Excludes sublease income. As of March 31, 2024, we expect sublease income of approximately $1,316 to be received for the remainder of fiscal year 2024.

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining operating lease term (years)	3.1	3.2
Weighted-average remaining finance lease term (years)	2.9	2.5
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Three Months Ended March 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,637	$5,253
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	20	13
Right of use assets obtained in exchange for lease liabilities
Operating leases	$896	$3,130
Finance leases	68	—

Index to Notes to Financial Statements
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

Index to Notes to Financial Statements
On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. This amount is subject to adjustment if our actual number of associate agents, lead agents, or their respective workweeks differs from the number that we represented to the plaintiffs. This settlement is subject to court approval. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements. The motion for preliminary approval of the class settlement was granted by the court on May 4, 2023. The motion for final approval of the class settlement was granted on November 28, 2023. The settlement funds have been paid and are being distributed to class members. A final compliance hearing is set for July 29, 2024.

Lawsuits Alleging Antitrust Violations—Since October 2023, a number of class action lawsuits have been filed on behalf of putative classes of home buyers and home sellers against the National Association of Realtors, local real estate associations, multiple listing services, and various residential real estate brokerages in various federal districts in the United States. Some of these lawsuits name Redfin as a defendant, including:
•Don Gibson, et al. v. National Association of Realtors, et al., Case no. 4:23-cv-00788-SRB, filed on October 31, 2023 in United States District Court for the Western District of Missouri (the “Gibson Action”).
•Mya Batton et al. v. Compass, Inc., et al., Case no. 1:23-cv-15618, filed on November 2, 2023 in United States District Court for the Northern District of Illinois.
•1925 Hooper LLC, et al. v. The National Association of Realtors, et al., Case no. 1:23-cv-05392-SEG, filed on December 6, 2023 in the United States District Court for the Northern District of Georgia.
•Daniel Umpa v. The National Association of Realtors, et al., Case no. 4:23-cv-00945-FJG, filed on December 27, 2023 in the United States District Court for the Western District of Missouri (the “Umpa Action”).
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
•Rajninder (Raven) Jutla, et al. v. Redfin Corporation, et al., Case No. 2:24-cv-00464, filed on April 1, 2024 in the United States District Court for the Eastern District of California and transferred on April 5, 2024, to the United States District Court for the Western District of Washington.

These lawsuits variously allege a conspiracy to fix prices stemming from a National Association of Realtors rule, which allegedly requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property on a multiple listing service. The plaintiffs generally seek injunctive relief, unspecified damages under federal antitrust law, and unspecified damages under various state laws. The Judicial Panel on Multidistrict Litigation denied a motion to consolidate some of these cases as In re Real Estate Commission Antitrust Litigation, MDL No. 3100 on April 12, 2024. At this time, except as set forth below, we are unable to predict the potential outcome of these lawsuits.

On May 3, 2024 we entered into a settlement term sheet (the “Proposed Settlement”) to resolve, on a nationwide basis, all claims asserted in the Gibson Action and the Umpa Action, each pending in the United States District Court for the Western District of Missouri. These two cases are collectively referred to as “The Lawsuits.” The Proposed Settlement resolves all claims in the Lawsuits and similar claims on behalf of home sellers on a nationwide basis against Redfin (the “Claims”) and releases Redfin, its subsidiaries and its employees and contractors from the Claims. The Proposed Settlement does not include an admission of liability.

Under the Proposed Settlement, Redfin will pay $9,250 (the “Settlement Amount”) into a qualified settlement fund within 30 business days after preliminary approval by the court of the Proposed Settlement. Redfin recorded $9,250 in accrued and other liabilities during the quarter ended March 31, 2024.

The Proposed Settlement remains subject to preliminary and final court approval and will become effective upon such final approval.

Index to Notes to Financial Statements
Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of March 31, 2024, we held $48,383 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		March 31, 2024			December 31, 2023
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(26,648)	$56,042	$82,690	$(24,290)	$58,400
Developed technology	3.3	66,340	(65,238)	1,102	66,340	(59,883)	6,457
Customer relationships	10	81,360	(24,967)	56,393	81,360	(22,933)	58,427
Total		$230,390	$(116,853)	$113,537	$230,390	$(107,106)	$123,284

Amortization expense amounted to $9,747 and $9,747 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of March 31, 2024:

2024, excluding the three months ended March 31, 2024	$13,994
2025	17,618
2026	17,380
2027	15,633
2028	15,050
Thereafter	33,862
Estimated remaining amortization expense	$113,537

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of March 31, 2024 and December 31, 2023	$250,231	$159,151	$51,967	$461,349

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$58,537	$58,836
Miscellaneous accrued liabilities	23,979	26,037
Legal contingencies	9,250	—
Customer contract liabilities	5,565	5,487
Total accrued and other liabilities	$97,331	$90,360

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

We allocated the gross proceeds of $110,000 to the common stock issuance and the convertible preferred stock issuance based on the standalone fair value of the issuances, resulting in a fair valuation of $40,000 for the preferred stock, which is also the stated value of the mandatory redemption amount.

As of March 31, 2024, the carrying value of our convertible preferred stock, net of issuance costs, is $39,970, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on April 5, 2024. These shares are included in basic and diluted net loss from continuing operations per share attributable to common stock in Note 12. As of March 31, 2024, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Our convertible preferred stock may also be automatically converted to shares of our common stock. If the closing price of our common stock exceeds $27.32 per share until 30 trading days prior to November 30, 2024, for each day of any 30 consecutive trading days, then each outstanding share of preferred stock will automatically convert into a number of shares of our common stock at a rate per share of preferred stock equal to the issue price divided by the conversion price. Upon an automatic conversion, a holder will also receive any dividend shares resulting from accrued dividends.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of March 31, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	2,372,110	2,406,453
Restricted stock units outstanding	13,456,113	15,947,173
Shares available for future equity grants	14,333,627	7,991,532
Total shares reserved for future issuance	30,161,850	26,345,158

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Shares available for issuance at beginning of period	4,378,042	4,695,361
Shares issued during the period	—	(1,491,040)
Total shares available for future issuance at end of period	4,378,042	3,204,321

Stock Options—Option activity for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	2,406,453	$11.14	2.63	$3,355
Options exercised	(15,333)	6.12
Options expired	(19,010)	8.61
Outstanding as of March 31, 2024	2,372,110	11.19	2.41	13,343
Options exercisable as of March 31, 2024	2,372,110	11.19	2.41	13,343

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of March 31, 2024. We did not recognize any option-related expense during the three months ended March 31, 2024.

Restricted Stock Units—Restricted stock unit activity for the three months ended March 31, 2024 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2024	15,947,173	$9.64
Granted	595,740	7.00
Vested	(2,099,383)	9.13
Forfeited or canceled	(987,417)	13.04
Outstanding or deferred as of March 31, 2024(1)	13,456,113	9.35
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of March 31, 2024 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ (deficit) equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2024, there was $98,831 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.93 years.

Index to Notes to Financial Statements
As of March 31, 2024, there were 1,735,913 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended March 31,
	2024	2023
PSU expense	$773	$1,844
Reassessment of achievement of performance conditions	(401)	—
Total expense	$372	$1,844

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,739	$4,135
Technology and development(1)	8,239	8,127
Marketing	1,431	1,245
General and administrative	5,000	5,318
Stock-based compensation from continuing operations	17,409	18,825
Stock-based compensation from discontinued operations(1)	—	203
Total stock-based compensation	$17,409	$19,028
(1) Net of $1,265 and $1,134 of stock-based compensation that was capitalized in the three months ended March 31, 2024 and 2023, respectively.

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

Index to Notes to Financial Statements
The calculation of basic and diluted net loss from continuing operations per share attributable to common stock was as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(66,774)	$(57,310)
Dividends on convertible preferred stock	(233)	(226)
Net loss from continuing operations attributable to common stock—basic and diluted	$(67,007)	$(57,536)
Denominator:
Weighted-average shares—basic and diluted(1)	118,364,267	110,103,598
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.57)	$(0.52)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
2023 notes as if converted	—	769,623
2025 notes as if converted(1)	1,998,654	5,054,851
2027 notes as if converted(1)	5,379,209	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000
Stock options outstanding	2,372,110	3,235,085
Restricted stock units outstanding(2)(3)	13,417,675	15,026,404
Employee stock purchase plan	348,986	1,422,936
Total	25,556,634	33,696,799
(1) Based on the closing price of our common stock of $6.65 on March 31, 2024, the if-converted values of both convertible notes were less than the principal amounts.
(2) Excludes 1,735,913 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(3) Excludes 38,438 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of March 31, 2024.

Note 13: Income Taxes

During the three months ended March 31, 2024, we recorded an income tax benefit of $172 resulting in an effective tax rate of 0.26%, which is primarily a result of current state income taxes. Our current income tax benefit was partially offset by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our March 31, 2023 effective tax rate of (0.72)% is primarily a result of current state taxes which are supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2024 and 2023. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

As of December 31, 2023, we had accumulated approximately $642,212 of federal net operating losses, approximately $32,234 (tax effected) of state net operating losses, and approximately $5,363 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2024, with net operating loss carryforwards of $449,434 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

Net research and development credit carryforwards of $23,968 and $23,240 are available as of December 31, 2023 and 2022, respectively, to reduce future liabilities. The research and development credit carryforwards begin to expire in 2026.

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

Note 14: Debt

As of March 31, 2024, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2024	2025	2026	2027	2028	Thereafter
Warehouse Credit Facilities
City National Bank	$21,828	$—	$—	$—	$—	$—
Origin Bank	22,366	—	—	—	—	—
M&T Bank	19,951	—	—	—	—	—
Prosperity Bank	36,294	—	—	—	—	—
Republic Bank & Trust Company	33,091	—	—	—	—	—
Wells Fargo Bank, N.A.	23,058	—	—	—	—	—

Term Loan	—	—	—	—	124,123	—

Convertible Senior Notes
2025 notes	—	143,988	—	—	—	—
2027 notes	—	—	—	497,221	—	—
Total borrowings	$156,588	$143,988	$—	$497,221	$124,123	$—

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

Each warehouse credit facility contains various restrictive and financial covenants and provides that a breach or failure to satisfy these covenants constitutes an event of default. As of March 31, 2024, we received a waiver of our financial covenants pursuant to the Republic Bank & Trust Company credit facility.

The following table summarizes borrowings under these facilities as of the periods presented:

	March 31, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$50,000	$21,828	7.25%	$50,000	$20,046	7.24%
Origin Bank	75,000	22,366	7.30%	75,000	30,110	7.25%
M&T Bank	50,000	19,951	7.32%	50,000	18,870	7.39%
Prosperity Bank	75,000	36,294	7.20%	75,000	29,358	7.23%
Republic Bank & Trust Company	45,000	33,091	7.26%	45,000	23,415	7.28%
Wells Fargo Bank, N.A.	100,000	23,058	7.35%	100,000	30,165	7.36%
Total	$395,000	$156,588		$395,000	$151,964

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

Index to Notes to Financial Statements
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

The components of the term loan were as follows:

March 31, 2024
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$124,375	$—	$252	$124,123

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended March 31, 2024, we repurchased and retired approximately $48,531 in aggregate principal amount of our 2025 notes at a price of $42,525 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $5,686 for the three months ended March 31, 2024.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	March 31, 2024
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$144,914	$926	$143,988
2027 notes	503,106	5,885	497,221

	December 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$193,445	$1,443	$192,002
2027 notes	503,106	6,371	496,735

Index to Notes to Financial Statements

	Three Months Ended March 31,
	2024	2023
2023 notes
Contractual interest expense	$—	$103
Amortization of debt issuance costs	—	38
Total interest expense	$—	$141

2025 notes
Contractual interest expense	—	—
Amortization of debt issuance costs	513	2,156
Total interest expense	$513	$2,156

2027 notes
Contractual interest expense	629	719
Amortization of debt issuance costs	490	560
Total interest expense	$1,119	$1,279

Total
Contractual interest expense	629	822
Amortization of debt issuance costs	1,003	2,754
Total interest expense	$1,632	$3,576

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

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the three months ended March 31, 2024.

Index to Notes to Financial Statements
Classification of Our Convertible Senior Notes

All of our convertible senior notes are accounted for as liabilities. The difference between the principal amount of the notes and the net carrying amount represents the unamortized debt discount, which we record as a deduction from the debt liability in our consolidated balance sheets. This discount is amortized to interest expense using the effective interest method over the term of the notes.

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

2027 Capped Calls—In 2021, and in connection with the pricing of our 2027 notes, we entered into capped call transactions with certain counterparties (the “2027 capped calls”). The 2027 capped calls have initial strike prices of $93.53 per share and initial cap prices of $138.56 per share, in each case subject to certain adjustments. Conditions that cause adjustments to the initial strike price and initial cap price of the 2027 capped calls are similar to the conditions that result in corresponding adjustments to the conversion rate for our 2027 notes. The 2027 capped calls cover, subject to anti-dilution adjustments, 6,147,900 shares of our common stock and are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2027 notes, with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2027 capped calls are separate transactions, and not part of the terms of our 2027 notes. As these instruments meet certain accounting criteria, the 2027 capped calls are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of $62,647 incurred in connection with the 2027 capped calls was recorded as a reduction to additional paid-in capital.

Note 15: Subsequent Events

Wells Fargo Bank, N.A. Credit Facility—In April 2024, we terminated our credit facility with Wells Fargo Bank, N.A. after repaying all borrowings and accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2023. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the first quarter of 2024, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage.

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

Numerous lawsuits have been filed on behalf of putative classes of homebuyers and home sellers against the National Association of Realtors, local real estate associations, multiple listing services, and various residential real estate brokerages in various federal districts in the United States. Some of these lawsuits name Redfin as a defendant. On May 3, 2024, we entered into a Proposed Settlement for a total of $9.25 million to resolve the Gibson Action and the Umpa Action and similar claims on behalf of home sellers against Redfin on a nationwide basis. See Note 7 to our consolidated financial statements and Item 1A. Risk Factors for descriptions of these cases and their potential impact.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Monthly average visitors (in thousands)	48,803	43,861	51,309	52,308	50,440	43,847	50,785	52,698
Real estate services transactions
Brokerage	10,039	10,152	13,075	13,716	10,301	12,743	18,245	20,565
Partner	2,691	3,186	4,351	3,952	3,187	2,742	3,507	3,983
Total	12,730	13,338	17,426	17,668	13,488	15,485	21,752	24,548
Real estate services revenue per transaction
Brokerage	$12,433	$12,248	$12,704	$12,376	$11,556	$10,914	$11,103	$11,692
Partner	2,367	2,684	2,677	2,756	2,592	2,611	2,556	2,851
Aggregate	10,305	9,963	10,200	10,224	9,438	9,444	9,725	10,258
U.S. market share by units	0.77%	0.72%	0.78%	0.75%	0.79%	0.76%	0.80%	0.83%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	55%	55%	56%	55%	53%	57%	58%	59%
Average number of lead agents	1,658	1,692	1,744	1,792	1,876	2,022	2,293	2,640
Mortgage originations by dollars (in millions)	$969	$885	$1,110	$1,282	$991	$1,036	$1,557	$1,565
Mortgage originations by units (in ones)	2,365	2,293	2,786	3,131	2,444	2,631	3,720	3,860

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

Prior to July 2022, homebuyers who purchased their home using our brokerage services would receive a commission refund in a substantial majority of our markets. In July 2022, we began a pilot program in certain of those markets to eliminate our commission refund. Since this pilot was successful, we eliminated the standard commission refund we had historically provided in all markets in December 2022. The average refund per transaction for a homebuyer was $1,336 in 2022. The elimination of this commission refund increased our real estate services revenue per transaction in 2023, although this metric is also impacted by the factors discussed above. In September 2023, we began a pilot program in certain markets to provide a refund to homebuyers who sign a buyer agency agreement with us before their second home tour. We expanded this pilot program to more markets in the first quarter of 2024.

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Chicago, Dallas, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our warehouse credit facilities. See Note 14 to our consolidated financial statements for information regarding interest for the facility.

Income Tax Benefit (Expense)

Income tax benefit (expense) primarily relates to federal, state, and local taxes recorded.

Gain on Extinguishment of Convertible Senior Notes

Gain on extinguishment of convertible senior notes relates to gains recognized on the repurchase of our convertible senior notes. See Note 14 to our consolidated financial statements for information regarding our convertible senior notes.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized gains and losses on investments and other assets, including impairment costs on our subleases. See Note 4 to our consolidated financial statements for information regarding unrealized gains and losses on our investments.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Revenue	$225,479	$214,083
Cost of revenue(1)	154,667	155,945
Gross profit	70,812	58,138
Operating expenses
Technology and development(1)	46,429	47,663
Marketing(1)	24,878	40,403
General and administrative(1)	67,873	69,439
Restructuring and reorganization	889	1,053
Total operating expenses	140,069	158,558
Loss from continuing operations	(69,257)	(100,420)
Interest income	1,832	3,406
Interest expense	(4,874)	(1,922)
Income tax benefit (expense)	172	(410)
Gain on extinguishment of convertible senior notes	5,686	42,270
Other expense, net	(333)	(234)
Net loss from continuing operations	$(66,774)	$(57,310)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Cost of revenue	$2,739	$4,135
Technology and development	8,239	8,127
Marketing	1,431	1,245
General and administrative	5,000	5,318
Total stock-based compensation from continuing operations	$17,409	$18,825

	Three Months Ended March 31,
	2024	2023

	(as a percentage of revenue)

Revenue	100.0%	100.0%
Cost of revenue(1)	68.6	72.8
Gross profit	31.4	27.2
Operating expenses
Technology and development(1)	20.6	22.3
Marketing(1)	11.0	18.9
General and administrative(1)	30.1	32.4
Restructuring	0.4	0.5
Total operating expenses	62.1	74.1
Loss from continuing operations	(30.7)	(46.9)
Interest income	0.8	1.6
Interest expense	(2.2)	(0.9)
Income tax benefit (expense)	0.1	(0.2)
Gain on extinguishment of convertible senior notes	2.5	19.7
Other expense, net	(0.1)	(0.1)
Net loss from continuing operations	(29.6)%	(26.8)%

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023

	(as a percentage of revenue)

Cost of revenue	1.2%	1.9%
Technology and development	3.7	3.8
Marketing	0.6	0.6
General and administrative	2.2	2.5
Total	7.7%	8.8%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$124,810	$119,034	$5,776	5%
Partner	6,370	8,262	(1,892)	(23)
Total real estate services	131,180	127,296	3,884	3
Rentals	49,518	42,870	6,648	16
Mortgage	33,819	36,489	(2,670)	(7)
Other	10,962	7,428	3,534	48
Total revenue	$225,479	$214,083	$11,396	5
Percentage of revenue
Real estate services
Brokerage	55.4%	55.6%
Partner	2.8	3.9
Total real estate services	58.2	59.5
Rentals	22.0	20.0
Mortgage	15.0	17.0
Other	4.8	3.5
Total revenue	100.0%	100.0%

In the three months ended March 31, 2024, revenue increased by $11.4 million, or 5%, as compared with the same period in 2023. This increase in revenue was primarily attributable to a $6.6 million increase in rentals revenue, and a $3.9 million increase in real estate services revenue. Brokerage revenue increased by $5.8 million, and partner revenue decreased by $1.9 million. Brokerage revenue increased 5% during the period, driven by a 3% decrease in brokerage transactions and a 8% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$110,914	$111,494	$(580)	(1)%
Rentals	11,457	9,765	1,692	17
Mortgage	25,904	29,213	(3,309)	(11)
Other	6,392	5,473	919	17
Total cost of revenue	$154,667	$155,945	$(1,278)	(1)

Gross profit
Real estate services	$20,266	$15,802	$4,464	28%
Rentals	38,061	33,105	4,956	15
Mortgage	7,915	7,276	639	9
Other	4,570	1,955	2,615	134
Total gross profit	$70,812	$58,138	$12,674	22

Gross margin (percentage of revenue)
Real estate services	15.4%	12.4%
Rentals	76.9	77.2
Mortgage	23.4	19.9
Other	41.7	26.3
Total gross margin	31.4	27.2

In the three months ended March 31, 2024, total cost of revenue decreased by $1.3 million, or 1%, as compared with the same period in 2023. This decrease in cost of revenue was primarily attributable to a $3.1 million decrease in home-touring and field costs.

In the three months ended March 31, 2024, total gross margin increased 420 basis points as compared with the same period in 2023, driven primarily by increases in real estate services, mortgage, and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by decreases in rentals gross margin.

In the three months ended March 31, 2024, real estate services gross margin increased 300 basis points as compared with the same period in 2023. This was primarily attributable to a 280 basis point decrease in home-touring and field expenses, a 220 basis point decrease in costs from our annual, in-person company event, which we did not conduct in 2024, and an 80 basis point decrease in personnel costs and transaction bonuses, each as a percentage of revenue. This was partially offset by a 220 basis point increase in home improvement costs incurred on behalf of home sellers as a percentage of revenue.

In the three months ended March 31, 2024, rentals gross margin decreased 30 basis points as compared with the same period in 2023. This was primarily attributable to a 140 basis point increase in marketing expense as a percentage of revenue and due to expanded services. This was partially offset by a 40 basis point decrease in personnel costs as a percentage of revenue.

In the three months ended March 31, 2024, mortgage gross margin increased 350 basis points as compared with the same period in 2023. This was primarily attributable to a 160 basis point decrease in personnel costs and transaction bonuses, and a 120 basis point decrease in office and occupancy expenses, each as a percentage of revenue.

In the three months ended March 31, 2024, other gross margin increased 1,540 basis points as compared with the same period in 2023. This was primarily attributable to an 850 basis point decrease in personnel costs and transaction bonuses, and a 210 basis point decrease in production costs, each as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$46,429	$47,663	$(1,234)	(3)%
Marketing	24,878	40,403	(15,525)	(38)
General and administrative	67,873	69,439	(1,566)	(2)
Restructuring	889	1,053	(164)	(16)
Total operating expenses	$140,069	$158,558	$(18,489)	(12)
Percentage of revenue
Technology and development	20.6%	22.3%
Marketing	11.0	18.9
General and administrative	30.1	32.4
Restructuring and reorganization	0.4	0.5
Total operating expenses	62.1%	74.1%

In the three months ended March 31, 2024, technology and development expenses decreased by $1.2 million, or 3%, as compared with the same period in 2023. The decrease was primarily attributable to a $2.2 million decrease in personnel costs. This was partially offset by a $1.8 million increase in cloud-based infrastructure costs.

In the three months ended March 31, 2024, marketing expenses decreased by $15.5 million, or 38%, as compared with the same period in 2023. The decrease was primarily attributable to a $12.7 million decrease in marketing media costs as we reduced advertising.

In the three months ended March 31, 2024, general and administrative expenses decreased by $1.6 million, or 2%, as compared with the same period in 2023. The decrease was primarily attributable to a $5.9 million decrease in costs from our annual, in-person company event, which we did not conduct in 2024, a $3.3 million decrease in personnel costs, and a $1.5 million decrease in office and occupancy expenses. This was partially offset by a $9.0 million increase in legal settlements. See Note 7 to our consolidated financial statements for information on these matters.

In the three months ended March 31, 2024, restructuring and reorganization expenses decreased by $0.2 million, or 16%, as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Benefit (Expense), Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,832	$3,406	$(1,574)	(46)%
Interest expense	(4,874)	(1,922)	(2,952)	(154)
Income tax benefit (expense)	172	(410)	582	142
Gain on extinguishment of convertible senior notes	5,686	42,270	(36,584)	(87)
Other expense, net	(333)	(234)	(99)	(42)
Interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible notes, and other expense, net	$2,483	$43,110	$(40,627)	(94)
Percentage of revenue
Interest income	0.8%	1.6%
Interest expense	(2.2)	(0.9)
Income tax benefit (expense)	0.1	(0.2)
Gain on extinguishment of convertible senior notes	2.5	19.7
Other expense, net	(0.1)	(0.1)
Interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible notes, and other expense, net	1.1%	20.1%

In the three months ended March 31, 2024, interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible senior notes, and other expense, net decreased by $40.6 million as compared to the same period in 2023.

Interest expense increased by $3.0 million due primarily to interest on our term loan, which we did not have in the same period in 2023. See Note 14 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $36.6 million, due to our paying down a smaller portion of our 2025 notes at a discount as compared to the same period in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three months ended March 31, 2024 and 2023.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three months ended March 31, 2024 and 2023 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$131,180	$49,518	$33,819	$10,962	$—	$225,479
Cost of revenue	110,914	11,457	25,904	6,392	—	154,667
Gross profit	20,266	38,061	7,915	4,570	—	70,812
Operating expenses
Technology and development	28,507	15,512	656	832	922	46,429
Marketing	11,177	12,788	906	7	—	24,878
General and administrative	19,775	22,478	6,683	1,154	17,783	67,873
Restructuring and reorganization	—	—	—	—	889	889
Total operating expenses	59,459	50,778	8,245	1,993	19,594	140,069
(Loss) income from continuing operations	(39,193)	(12,717)	(330)	2,577	(19,594)	(69,257)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(46)	7	3	244	2,275	2,483
Net (loss) income from continuing operations	$(39,239)	$(12,710)	$(327)	$2,821	$(17,319)	$(66,774)

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(39,239)	$(12,710)	$(327)	$2,821	$(17,319)	$(66,774)
Interest income(1)	(16)	(71)	(2,034)	(244)	(1,501)	(3,866)
Interest expense(2)	—	—	2,085	—	4,873	6,958
Income tax expense	—	60	—	—	(232)	(172)
Depreciation and amortization	3,184	9,839	964	198	213	14,398
Stock-based compensation(3)	11,388	3,338	276	500	1,907	17,409
Restructuring and reorganization(4)	—	—	—	—	889	889
Gain on extinguishment of convertible senior notes	—	—	—	—	(5,686)	(5,686)
Legal contingencies(5)	—	—	—	—	9,250	9,250
Adjusted EBITDA	$(24,683)	$456	$964	$3,275	$(7,606)	$(27,594)
(1) Interest income includes $2.0 million of interest income related to originated mortgage loans for the three months ended March 31, 2024.
(2) Interest expense includes $2.1 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2024.
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
(5) Legal contingencies includes expenses related to material contingent liabilities resulting from litigation or other legal proceedings.

	Three Months Ended March 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue(1)	$127,296	$42,870	$36,489	$7,428	$—	$214,083
Cost of revenue	111,494	9,765	29,213	5,473	—	155,945
Gross profit	15,802	33,105	7,276	1,955	—	58,138
Operating expenses
Technology and development	28,895	15,964	643	1,224	937	47,663
Marketing	25,060	14,326	980	10	27	40,403
General and administrative	19,618	26,302	6,929	1,053	15,537	69,439
Restructuring and reorganization	—	—	—	—	1,053	1,053
Total operating expenses	73,573	56,592	8,552	2,287	17,554	158,558
Loss from continuing operations	(57,771)	(23,487)	(1,276)	(332)	(17,554)	(100,420)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	45	(60)	115	43,010	43,110
Net (loss) income from continuing operations	$(57,771)	$(23,442)	$(1,336)	$(217)	$25,456	$(57,310)
(1) Included in revenue is $1.1 million from providing services to our discontinued properties segment.

	Three Months Ended March 31, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(57,771)	$(23,442)	$(1,336)	$(217)	$25,456	$(57,310)
Interest income(1)	—	(80)	(2,490)	(115)	(3,201)	(5,886)
Interest expense(2)	—	—	2,615	—	1,921	4,536
Income tax expense	—	43	68	—	299	410
Depreciation and amortization	4,432	10,152	988	216	1,140	16,928
Stock-based compensation(3)	9,593	3,616	1,258	561	3,797	18,825
Restructuring and reorganization(4)	—	—	—	—	1,053	1,053
Impairment(5)	—	—	—	—	113	113
Gain on extinguishment of convertible senior notes	—	—	—	—	(42,270)	(42,270)
Legal contingencies(6)	—	—	—	—	—	—
Adjusted EBITDA	$(43,746)	$(9,711)	$1,103	$445	$(11,692)	$(63,601)
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
(6) Legal contingencies includes expenses related to material contingent liabilities resulting from litigation or other legal proceedings.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $107.1 million. In addition, as of March 31, 2024, we had $125.0 million in available borrowings related to the delayed draw on our term loan.

As of March 31, 2024, we had $648.0 million of convertible senior notes outstanding across two issuances, maturing between October 15, 2025 and April 1, 2027. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes’ maturity. During the three months ended March 31, 2024, we repurchased and retired $48.5 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $42.5 million in cash. As of March 31, 2024, we have repurchased a total of $511.3 million of our 2025 convertible senior notes, using $367.9 million in cash. As of March 31, 2024, we have $82.1 million remaining under the repurchase program for future repurchases.

In addition, as of March 31, 2024 we had $124.4 million principal amount of our term loan, maturing on October 20, 2028.

As of March 31, 2024, we had 40,000 shares of convertible preferred stock outstanding. See Note 10 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our mortgage warehouse credit facilities and term loan, will provide sufficient liquidity to meet our operational needs and our growth, and fulfill our payment obligations with respect to our convertible senior notes and convertible preferred stock. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record on our consolidated balance sheets. See Note 7 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Net cash (used in) provided by operating activities	$(45,980)	$26,704
Net cash provided by investing activities	42,062	22
Net cash used in financing activities	(38,676)	(116,558)

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

Net cash used in operating activities was $46.0 million for the three months ended March 31, 2024, primarily attributable to our net loss of $66.8 million. This decrease was partially offset by a net increase of $25.8 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary use of cash related to changes in our assets and liabilities was $6.7 million in net originations of loans held for sale.

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

Net Cash Provided by Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $42.1 million for the three months ended March 31, 2024, primarily attributable to $45.6 million in net sales and maturities of our investments in U.S. government securities, partially offset by $3.6 million in purchases of property and equipment.

Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2023, primarily attributable to $2.9 million in net investments in U.S. government securities, offset nearly in full by $2.9 million in purchases of property and equipment.

Net Cash Used In Financing Activities

Our primary financing activities have come from (i) our initial public offering in August 2017, (ii) our common stock and convertible preferred stock in April 2020, our 2025 notes in October 2020, and our 2027 notes in March 2021, (iii) our term loan entered into in October 2023, and (iv) the sale of our common stock pursuant to stock option exercises and our ESPP. Additionally, we generate a significant amount of financing cash flow activity due to borrowings from and repayments to our warehouse credit facilities and our secured revolving credit facility.

Net cash used in financing activities was $38.7 million for the three months ended March 31, 2024, attributable to $42.5 million used in connection with repurchases of our 2025 notes. This was partially offset by a $4.6 million increase in net borrowings under our warehouse credit facilities.

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

As of March 31, 2024, we had cash and cash equivalents of $107.1 million. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash and cash equivalents, during the fourth quarter of 2023, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of March 31, 2024.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2023. You should carefully consider the risks described below and in our annual report for the year ended December 31, 2023, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (an award that is subject to trebling). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. Redfin has been named as one of several defendants in similar class action suits as described under the caption “Lawsuits Alleging Antitrust Violations” above under Item 1., Note 7: Commitments and Contingencies.

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

On March 15, 2024, NAR entered a settlement agreement to resolve on a class wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements. The NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received preliminary court approval on April 23, 2024.

These revised NAR rules and practices may require changes to our business model, including changes to agent and broker compensation and how we meet home buyers. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Or, if buyers now compensate brokers, they may be more likely to contact listing agents directly, which could drive down dual agent broker commissions. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. The amended rules and regulations may also require us to get a buyer agreement signed before we take a home buyer on a first tour. This requirement may dissuade buyers from hiring Redfin, thereby reducing the fees we receive from our agents. These and other shifts in the model for agent and broker compensation could significantly change the brokerage landscape overall and may adversely affect our financial condition and results of operations.

In addition to the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ began investigating NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and on April 5, 2024 a federal appeals court decided that the DOJ could reopen its investigation. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further settlement that may result therefrom.

Item 5. Other Information.

None.

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

Redfin Corporation
(Registrant)

May 7, 2024	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 7, 2024	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)