Form 10-Q
period 2024-06-30
Redfin Corp
filed 2024-08-06
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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

The registrant had 121,774,260 shares of common stock outstanding as of August 1, 2024.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$201,812	$149,759
Restricted cash	756	1,241
Short-term investments	—	41,952
Accounts receivable, net of allowances for credit losses of $4,677 and $3,234	75,522	51,738
Loans held for sale	208,460	159,587
Prepaid expenses	28,002	33,296
Other current assets	9,872	7,472
Total current assets	524,424	445,045
Property and equipment, net	45,303	46,431
Right-of-use assets, net	28,389	31,763
Mortgage servicing rights, at fair value	2,695	32,171
Long-term investments	—	3,149
Goodwill	461,349	461,349
Intangible assets, net	108,832	123,284
Other assets, noncurrent	10,492	10,456
Total assets	$1,181,484	$1,153,648
Liabilities, mezzanine equity, and stockholders' (deficit) equity
Current liabilities
Accounts payable	$11,612	$10,507
Accrued and other liabilities	125,082	90,360
Warehouse credit facilities	202,559	151,964
Lease liabilities	14,123	15,609
Total current liabilities	353,376	268,440
Lease liabilities, noncurrent	25,193	29,084
Convertible senior notes, net, noncurrent	571,077	688,737
Term loan	243,961	124,416
Deferred tax liabilities	642	264
Total liabilities	1,194,249	1,110,941
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	39,981	39,959
Stockholders’ (deficit) equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 121,743,620 and 117,372,171 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	122	117
Additional paid-in capital	865,263	826,146
Accumulated other comprehensive loss	(144)	(182)
Accumulated deficit	(917,987)	(823,333)
Total stockholders’ (deficit) equity	(52,746)	2,748
Total liabilities, mezzanine equity, and stockholders’ (deficit) equity	$1,181,484	$1,153,648

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$295,203	$275,556	$520,682	$489,639
Cost of revenue	185,617	175,366	340,284	331,311
Gross profit	109,586	100,190	180,398	158,328
Operating expenses
Technology and development	42,215	47,141	88,644	94,804
Marketing	40,260	33,033	65,138	73,436
General and administrative	54,705	61,765	122,578	131,204
Restructuring and reorganization	1,334	6,106	2,223	7,159
Total operating expenses	138,514	148,045	278,583	306,603
Loss from continuing operations	(28,928)	(47,855)	(98,185)	(148,275)
Interest income	1,461	2,704	3,293	6,110
Interest expense	(6,086)	(1,766)	(10,960)	(3,688)
Income tax expense	(559)	(233)	(387)	(643)
Gain on extinguishment of convertible senior notes	6,314	20,083	12,000	62,353
Other expense, net	(82)	(145)	(415)	(379)
Net loss from continuing operations	(27,880)	(27,212)	(94,654)	(84,522)
Net loss from discontinued operations	—	(146)	—	(3,634)
Net loss	$(27,880)	$(27,358)	$(94,654)	$(88,156)

Dividends on convertible preferred stock	(191)	(297)	(424)	(523)

Net loss from continuing operations attributable to common stock—basic and diluted	$(28,071)	$(27,509)	$(95,078)	$(85,045)
Net loss attributable to common stock—basic and diluted	$(28,071)	$(27,655)	$(95,078)	$(88,679)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.23)	$(0.25)	$(0.80)	$(0.77)
Net loss attributable to common stock per share—basic and diluted	$(0.23)	$(0.25)	$(0.80)	$(0.80)

Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	120,393,897	111,678,417	119,379,082	110,895,358

Net loss	$(27,880)	$(27,358)	$(94,654)	$(88,156)
Other comprehensive income (loss)
Foreign currency translation adjustments	1	—	(2)	(58)
Unrealized (loss) gain on available-for-sale debt securities	—	(17)	40	407
Comprehensive loss	$(27,879)	$(27,375)	$(94,616)	$(87,807)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(94,654)	$(88,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,855	34,146
Stock-based compensation	35,640	36,582
Amortization of debt discount and issuance costs	1,372	2,029
Non-cash lease expense	6,164	9,578
Impairment costs	—	113
Net gain on IRLCs, forward sales commitments, and loans held for sale	(2,196)	(4,565)
Change in fair value of mortgage servicing rights, net	(944)	599
Gain on extinguishment of convertible senior notes	(12,000)	(62,353)
Other	380	(1,794)
Change in assets and liabilities:
Accounts receivable, net	(23,928)	(14,069)
Inventory	—	114,232
Prepaid expenses and other assets	2,100	8,868
Accounts payable	1,135	2,812
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	35,360	(4,522)
Lease liabilities	(8,116)	(10,790)
Origination of mortgage servicing rights	(84)	(579)
Proceeds from sale of mortgage servicing rights	30,503	738
Origination of loans held for sale	(1,989,240)	(1,922,690)
Proceeds from sale of loans originated as held for sale	1,940,725	1,888,706
Net cash used in operating activities	(53,928)	(11,115)
Investing activities
Purchases of property and equipment	(6,795)	(6,213)
Purchases of investments	—	(76,866)
Sales of investments	39,225	65,099
Maturities of investments	6,395	59,383
Net cash provided by investing activities	38,825	41,403
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	2,158	5,665
Tax payments related to net share settlements on restricted stock units	(940)	(11,096)
Borrowings from warehouse credit facilities	1,987,822	1,920,487
Repayments to warehouse credit facilities	(1,937,227)	(1,883,196)
Principal payments under finance lease obligations	(46)	(53)
Repurchases of convertible senior notes	(106,953)	(183,019)
Repayment of term loan principal	(938)	—
Payments of debt issuance costs	(2,203)	—
Proceeds from term loan	125,000	—
Net cash provided by (used in) financing activities	66,673	(151,212)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	(58)
Net change in cash, cash equivalents, and restricted cash	51,568	(120,982)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	151,000	242,246
End of period(2)	$202,568	$121,264

Supplemental disclosure of cash flow information
Cash paid for interest	$13,417	$8,370
Non-cash transactions
Stock-based compensation capitalized in property and equipment	2,263	2,204
Property and equipment additions in accounts payable and accrued liabilities	23	64

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2023	2022
Continuing operations
Cash and cash equivalents	$149,759	$232,200
Restricted cash	1,241	2,406
Total	151,000	234,606
Discontinued operations
Cash and cash equivalents	—	7,640
Restricted cash	—	—
Total	—	7,640
Total cash, cash equivalents, and restricted cash	$151,000	$242,246

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of June 30,
	2024	2023
Continuing operations
Cash and cash equivalents	$201,812	$118,776
Restricted cash	756	2,377
Total	202,568	121,153
Discontinued operations
Cash and cash equivalents	—	111
Restricted cash	—	—
Total	—	111
Total cash, cash equivalents, and restricted cash	$202,568	$121,264

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ (Deficit) Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	40,000	$39,970	119,440,241	$119	$844,383	$(890,107)	$(145)	$(45,750)
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	386,301	—	1,974	—	—	1,974
Issuance of common stock pursuant to exercise of stock options	—	—	14,215	—	91	—	—	91
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,930,743	3	(3)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(58,520)	—	(411)	—	—	(411)
Stock-based compensation	—	—	—	—	19,229	—	—	19,229
Other comprehensive income	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(27,880)	—	(27,880)
Balance, June 30, 2024	40,000	$39,981	121,743,620	$122	$865,263	$(917,987)	$(144)	$(52,746)

Balance, March 31, 2023	40,000	$39,925	110,526,884	$110	$775,094	$(754,105)	$(435)	$20,664
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	545,127	2	1,310	—	—	1,312
Issuance of common stock pursuant to settlement of restricted stock units	—	—	2,412,813	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(731,494)	(1)	(7,936)	—	—	(7,937)
Stock-based compensation	—	—	—	—	18,622	—	—	18,622
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	(27,358)	—	(27,358)
Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748
Issuance of convertible preferred stock, net	—	22	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	386,301	—	1,974	—	—	1,974
Issuance of common stock pursuant to exercise of stock options	—	—	29,548	—	185	—	—	185
Issuance of common stock pursuant to settlement of restricted stock units	—	—	4,030,126	5	(5)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(135,806)	—	(940)	—	—	(940)
Stock-based compensation	—	—	—	—	37,903	—	—	37,903
Other comprehensive income	—	—	—	—	—	—	38	38
Net loss	—	—	—	—	—	(94,654)	—	(94,654)
Balance, June 30, 2024	40,000	$39,981	121,743,620	$122	$865,263	$(917,987)	$(144)	$(52,746)

Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	22	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	61,280	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	563,164	—	1,450	—	—	1,450
Issuance of common stock pursuant to settlement of restricted stock units	—	—	3,568,639	4	(4)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,105,291)	(1)	(11,095)	—	—	(11,096)
Stock-based compensation	—	—	—	—	38,786	—	—	38,786
Other comprehensive income	—	—	—	—	—	—	349	349
Net loss	—	—	—	—	—	(88,156)	—	(88,156)
Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501

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

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2024, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ (deficit) equity for the three and six months ended June 30, 2024 and 2023, as well as our statements of cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

Principles of Consolidation—The unaudited consolidated interim financial statements include the accounts of Redfin Corporation and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements—In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard on our segment disclosures.

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

As of June 30, 2024 and December 31, 2023 there were no major classes of assets and liabilities of our discontinued operations remaining.

The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$10,998	$122,576
Cost of revenue	10,913	124,422
Gross profit	85	(1,846)
Operating expenses
Technology and development	23	552
Marketing	18	523
General and administrative	115	638
Restructuring and reorganization	75	75
Total operating expenses	231	1,788
Loss from discontinued operations	(146)	(3,634)
Interest income, interest expense, income tax expense, and other expense, net	—	—
Net loss from discontinued operations	$(146)	$(3,634)

Net loss from discontinued operations per share—basic and diluted	$0.00	$(0.03)

Significant non-cash items and capital expenditures of the discontinued operations were as follows for the six months ended June 30, 2023:

Stock-based compensation	$234
Depreciation and amortization	89

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Six Months Ended June 30, 2023	Cumulative amount recognized as of June 30, 2023
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

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

	Three Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$187,569	$50,927	$40,179	$16,528	$—	$295,203
Cost of revenue	133,863	11,630	32,528	7,596	—	185,617
Gross profit	53,706	39,297	7,651	8,932	—	109,586
Operating expenses
Technology and development	28,920	10,417	700	965	1,213	42,215
Marketing	23,855	15,749	648	8	—	40,260
General and administrative	19,140	20,242	6,519	910	7,894	54,705
Restructuring and reorganization	—	—	—	—	1,334	1,334
Total operating expenses	71,915	46,408	7,867	1,883	10,441	138,514
(Loss) income from continuing operations	(18,209)	(7,111)	(216)	7,049	(10,441)	(28,928)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	14	(42)	1	180	895	1,048
Net (loss) income from continuing operations	$(18,195)	$(7,153)	$(215)	$7,229	$(9,546)	$(27,880)

Index to Notes to Financial Statements

	Three Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$180,641	$45,356	$38,426	$11,133	$—	$275,556
Cost of revenue	124,447	10,427	34,266	6,226	—	175,366
Gross profit	56,194	34,929	4,160	4,907	—	100,190
Operating expenses
Technology and development	28,044	16,304	734	1,118	941	47,141
Marketing	16,004	15,938	1,054	16	21	33,033
General and administrative	20,961	25,305	6,724	1,044	7,731	61,765
Restructuring and reorganization	—	—	—	—	6,106	6,106
Total operating expenses	65,009	57,547	8,512	2,178	14,799	148,045
(Loss) income from continuing operations	(8,815)	(22,618)	(4,352)	2,729	(14,799)	(47,855)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	28	(91)	153	20,553	20,643
Net (loss) income from continuing operations	$(8,815)	$(22,590)	$(4,443)	$2,882	$5,754	$(27,212)
(1) Included in revenue is $95 from providing services to our discontinued properties segment.

	Six Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$318,749	$100,445	$73,998	$27,490	$—	$520,682
Cost of revenue	244,777	23,087	58,432	13,988	—	340,284
Gross profit	73,972	77,358	15,566	13,502	—	180,398
Operating expenses
Technology and development	57,427	25,929	1,356	1,797	2,135	88,644
Marketing	35,032	28,537	1,554	15	—	65,138
General and administrative	38,915	42,720	13,202	2,064	25,677	122,578
Restructuring and reorganization	—	—	—	—	2,223	2,223
Total operating expenses	131,374	97,186	16,112	3,876	30,035	278,583
(Loss) income from continuing operations	(57,402)	(19,828)	(546)	9,626	(30,035)	(98,185)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(32)	(35)	4	424	3,170	3,531
Net (loss) income from continuing operations	$(57,434)	$(19,863)	$(542)	$10,050	$(26,865)	$(94,654)

Index to Notes to Financial Statements

	Six Months Ended June 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$307,937	$88,226	$74,915	$18,561	$—	$489,639
Cost of revenue	235,941	20,192	63,479	11,699	—	331,311
Gross profit	71,996	68,034	11,436	6,862	—	158,328
Operating expenses
Technology and development	56,939	32,268	1,377	2,342	1,878	94,804
Marketing	41,064	30,264	2,034	26	48	73,436
General and administrative	40,579	51,607	13,653	2,097	23,268	131,204
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	138,582	114,139	17,064	4,465	32,353	306,603
(Loss) income from continuing operations	(66,586)	(46,105)	(5,628)	2,397	(32,353)	(148,275)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	—	73	(151)	268	63,563	63,753
Net (loss) income from continuing operations	$(66,586)	$(46,032)	$(5,779)	$2,665	$31,210	$(84,522)
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

The notional amounts of our forward sales commitments and IRLCs were as follows:

Instrument	June 30, 2024	December 31, 2023
Forward sales commitments	$435,861	$274,400
IRLCs	350,852	188,554

Index to Notes to Financial Statements
The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Classification	2024	2023	2024	2023
Forward sales commitments	Revenue	$(470)	$2,285	$1,936	$2,032
IRLCs	Revenue	(2,624)	(5,302)	(99)	2,572

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$148,890	$148,890	$—	$—
Total cash equivalents	148,890	148,890	—	—
Loans held for sale	208,460	—	208,460	—
Other current assets
Forward sales commitments	1,392	—	1,392	—
IRLCs	4,901	—	—	4,901
Total other current assets	6,293	—	1,392	4,901
Mortgage servicing rights, at fair value	2,695	—	—	2,695
Total assets	$366,338	$148,890	$209,852	$7,596
Liabilities
Accrued liabilities
Forward sales commitments	$1,884	$—	$1,884	$—
IRLCs	548	—	—	548
Total liabilities	$2,432	$—	$1,884	$548

Index to Notes to Financial Statements

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$115,276	$115,276	$—	$—
Total cash equivalents	115,276	115,276	—	—
Short-term investments
U.S. treasury securities	10,720	10,720	—	—
Agency bonds	31,232	31,232	—	—
Total short-term investments	41,952	41,952	—	—
Loans held for sale	159,587	—	159,587	—
Other current assets
IRLCs	4,600	—	—	4,600
Total other current assets	4,600	—	—	4,600
Mortgage servicing rights, at fair value	32,171	—	—	32,171
Long-term investments
U.S. treasury securities	3,149	3,149	—	—
Total assets	$356,735	$160,377	$159,587	$36,771
Liabilities
Accrued liabilities
Forward sales commitments	$2,429	$—	$2,429	$—
IRLCs	147	—	—	147
Total liabilities	$2,576	$—	$2,429	$147

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		June 30, 2024		December 31, 2023
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	75.0% - 100.0%	91.3%	67.2% - 100.0%	87.7%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 19.0%	7.4%	6.0% - 19.0%	6.8%
Default rates	Discounted cash flow	0.1% - 1.2%	0.2%	0.1% - 1.2%	0.2%
Discount rate	Discounted cash flow	10.0% - 15.0%	10.1%	10.0% - 17.0%	10.2%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, net—beginning of period	$6,977	$9,170	$4,453	$1,297
Issuances of IRLCs	13,262	13,168	29,324	29,131
Settlements of IRLCs	(14,670)	(16,353)	(29,409)	(26,591)
Fair value changes recognized in earnings	(1,216)	(2,115)	(15)	33
Balance, net—end of period	$4,353	$3,870	$4,353	$3,870

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance—beginning of period	$32,328	$35,061	$32,171	$36,261
MSRs originated	23	232	84	579
MSRs sales(1)	(30,234)	(399)	(30,503)	(738)
Fair value changes recognized in earnings	578	609	943	(599)
Balance, net—end of period	$2,695	$35,503	$2,695	$35,503
(1) On May 31, 2024 we sold $30,038 of our MSRs to Freedom Mortgage Corporation.

The following table presents the estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
2025 notes	$66,559	$164,113
2027 notes	276,940	325,927

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	June 30, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$52,922	$—	$—	$52,922	$52,922	$—	$—
Money markets funds	Level 1	148,890	—	—	148,890	148,890	—	—
Restricted cash	N/A	756	—	—	756	756	—	—
Total		$202,568	$—	$—	$202,568	$202,568	$—	$—

	December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,483	$—	$—	$34,483	$34,483	$—	$—
Money markets funds	Level 1	115,276	—	—	115,276	115,276	—	—
Restricted cash	N/A	1,241	—	—	1,241	1,241	—	—
U.S. treasury securities	Level 1	13,895	1	(27)	13,869	—	10,720	3,149
Agency bonds	Level 1	31,246	—	(14)	31,232	—	31,232	—
Total		$196,141	$1	$(41)	$196,101	$151,000	$41,952	$3,149

As of June 30, 2024 and December 31, 2023, we had no accrued interest and accrued interest of $332, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	June 30, 2024	December 31, 2023
Leasehold improvements	Shorter of lease term or economic life	$27,845	$28,789
Website and software development costs	3 - 5	83,477	75,573
Computer and office equipment	3 - 5	14,539	16,175
Software	3	1,607	1,869
Furniture	7	7,365	7,754
Property and equipment, gross		134,833	130,160
Accumulated depreciation and amortization		(95,080)	(89,275)
Construction in progress		5,550	5,546
Property and equipment, net		$45,303	$46,431

The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization for property and equipment	$4,752	$7,382	$9,403	$14,563
Capitalized software development costs, including stock-based compensation	4,015	4,291	8,565	8,846

Index to Notes to Financial Statements
Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years and vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost:
Operating lease cost (cost of revenue)	$2,212	$2,784	$4,589	$5,693
Operating lease cost (operating expenses)	1,213	2,537	2,429	4,979
Short-term lease cost	649	756	1,335	1,588
Sublease income	(434)	(344)	(935)	(688)
Total operating lease cost	$3,640	$5,733	$7,418	$11,572

Finance lease cost:
Amortization of right-of-use assets	$23	$15	$48	$31
Interest on lease liabilities	2	1	5	3
Total finance lease cost	$25	$16	$53	$34

	Lease Liabilities		Other Leases	Total Lease Obligations
Maturity of Lease Liabilities	Operating(2)	Financing	Operating
2024, excluding the six months ended June 30, 2024	$8,337	$37	$921	$9,295
2025	13,760	57	426	14,243
2026	11,138	35	130	11,303
2027	6,114	30	110	6,254
2028	1,740	—	119	1,859
Thereafter	790	—	92	882
Total lease payments	$41,879	$159	$1,798	$43,836
Less: Interest(1)	2,711	11
Present value of lease liabilities	$39,168	$148
(1) Includes interest on operating leases of $1,379 and financing lease of $6 within the next twelve months.
(2) Excludes sublease income. As of June 30, 2024, we expect sublease income of approximately $861 to be received for the remainder of fiscal year 2024.

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining operating lease term (years)	3.1	3.2
Weighted-average remaining finance lease term (years)	2.8	2.5
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	5.4%	5.4%

	Six Months Ended June 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,007	$11,965
Operating cash flows from finance leases	5	3
Financing cash flows from finance leases	39	25
Right of use assets obtained in exchange for lease liabilities
Operating leases	$3,192	$6,256
Finance leases	69	—

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

Index to Notes to Financial Statements
On May 23, 2022, pursuant to a combined mediation, we settled the lawsuits brought by Ms. Cook and Mr. Bell for an aggregate of $3,000. On April 7, 2023, plaintiffs filed a motion for preliminary approval of the class settlements. The motion for preliminary approval of the class settlement was granted by the court on May 4, 2023. The motion for final approval of the class settlement was granted on November 28, 2023. The settlement funds have been paid and are being distributed to class members. The Court entered an order closing the case on July 19, 2024.

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

On May 3, 2024, we entered into a settlement term sheet (the “Proposed Settlement”) and on June 26, 2024, we executed a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, all claims asserted in the Gibson Action and the Umpa Action, each pending in the United States District Court for the Western District of Missouri. These two cases are collectively referred to as “The Lawsuits.” The Settlement Agreement resolves all claims in the Lawsuits and similar claims on behalf of home sellers on a nationwide basis against Redfin (the “Claims”) and releases Redfin, its subsidiaries and its employees and contractors from the Claims. Neither the Proposed Settlement nor the Settlement Agreement include any admissions of liability.

Under the Settlement Agreement, Redfin will pay $9,250 (the “Settlement Amount”) into a qualified settlement fund within 30 business days after preliminary approval by the court of the Proposed Settlement. Redfin also agreed to implement or continue certain practices outlined in the Settlement Agreement. Redfin recorded $9,250 in accrued and other liabilities during the quarter ended March 31, 2024.

On July 15, 2024, the United States District Court for the Western District of Missouri issued an Order Granting Preliminary Approval of the Settlement Agreement. The Settlement Agreement remains subject to final court approval and will become effective upon such final approval. The final approval hearing is scheduled for October 31, 2024.

Index to Notes to Financial Statements

Lawsuit Alleging Privacy Violations—We use evolving tools and technology, such as pixels, in the operation of our websites. We are from time to time involved in, and may in the future be subject to third-party claims alleging consumer data privacy violations. On June 25, 2024, Redfin was named in a putative class action lawsuit, Mata v. Redfin, Case No. 24-cv-1094L, filed in the United States District Court for the Southern District of California. The complaint alleges that Redfin has used tracking technologies on its website that shares information about visitors’ activity on the site and guided tour videos they watch with third parties, in violation of the federal Video Privacy Protection Act (VPPA) and the California Invasion of Privacy Act (CIPA). The complaint demands a jury trial and seeks: (i) an order certifying the class and subclass outlined in the complaint; (ii) an order declaring that our alleged conduct violates the VPAA and the CIPA; (iii) an award of statutory damages under the VPAA to the class and under CPAA to the subclass; (iv) for punitive damages; (v) for prejudgment interest; and (vi) for injunctive relief. At this time we are unable to predict the potential outcome of this lawsuit.

Lawsuit Alleging Violations of Pay Transparency Law—On July 24, 2024, Redfin was named in a putative class action lawsuit, Hancock v. Redfin, Case No. 24-2-16685-8 SEA in the Superior Court of the State of Washington, County of King. The complaint alleges Redfin failed to comply with Washington’s pay transparency law by failing to disclose the wage scale or salary range in each job posting. Plaintiff, individually and on behalf of the class seeks, (i) statutory damages of $5 to Plaintiff and each class member, (ii) costs and attorneys’ fees, (iii) preliminary and injunctive relief, (iv) declaratory relief, and (v) pre-and post-judgment interest. At this time we are unable to predict the potential outcome of this lawsuit..

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of June 30, 2024, we held $67,264 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		June 30, 2024			December 31, 2023
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(29,007)	$53,683	$82,690	$(24,290)	$58,400
Developed technology	3.3	66,340	(65,550)	790	66,340	(59,883)	6,457
Customer relationships	10	81,360	(27,001)	54,359	81,360	(22,933)	58,427
Total		$230,390	$(121,558)	$108,832	$230,390	$(107,106)	$123,284

Amortization expense amounted to $4,705 and $9,747 for the three months ended June 30, 2024 and 2023, respectively and $14,452 and $19,494 for the six months ended June 30, 2024 and 2023, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of June 30, 2024:

2024, excluding the six months ended June 30, 2024	$9,289
2025	17,618
2026	17,380
2027	15,633
2028	15,050
Thereafter	33,862
Estimated remaining amortization expense	$108,832

Index to Notes to Financial Statements
Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of June 30, 2024 and December 31, 2023	$250,231	$159,151	$51,967	$461,349

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$76,641	$58,836
Miscellaneous accrued liabilities	32,558	26,037
Legal contingencies	9,250	—
Customer contract liabilities	6,633	5,487
Total accrued and other liabilities	$125,082	$90,360

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

As of June 30, 2024, the carrying value of our convertible preferred stock, net of issuance costs, is $39,981, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on July 1, 2024. These shares are included in basic and diluted net loss from continuing operations per share attributable to common stock in Note 12. As of June 30, 2024, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of June 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of June 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding	2,340,714	2,406,453
Restricted stock units outstanding	14,976,805	15,947,173
Shares available for future equity grants	10,957,893	7,991,532
Total shares reserved for future issuance	28,275,412	26,345,158

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Shares available for issuance at beginning of period	4,378,042	4,695,361
Shares issued during the period	(386,301)	(1,491,040)
Total shares available for future issuance at end of period	3,991,741	3,204,321

Stock Options—Option activity for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	2,406,453	$11.14	2.63	$3,355
Options exercised	(29,548)	6.26
Options expired	(36,191)	8.48
Outstanding as of June 30, 2024	2,340,714	11.24	1.99	—
Options exercisable as of June 30, 2024	2,340,714	11.24	1.99	—

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of June 30, 2024. We did not recognize any option-related expense during the six months ended June 30, 2024.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the six months ended June 30, 2024 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2024	15,947,173	$9.64
Granted	4,892,435	6.47
Vested	(4,030,126)	9.39
Forfeited or canceled	(1,832,677)	11.34
Outstanding or deferred as of June 30, 2024(1)	14,976,805	8.46
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of June 30, 2024 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ (deficit) equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of June 30, 2024, there was $100,748 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.91 years.

As of June 30, 2024, there were 2,410,977 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PSU expense	$1,042	$1,731	$1,794	$3,380
Reassessment of achievement of performance conditions	(32)	(586)	(401)	(390)
Total expense	$1,010	$1,145	$1,393	$2,990

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$3,045	$3,001	$5,784	$7,136
Technology and development(1)	8,718	8,241	16,957	16,368
Marketing	1,349	1,254	2,780	2,499
General and administrative	5,119	5,025	10,119	10,345
Stock-based compensation from continuing operations	18,231	17,521	35,640	36,348
Stock-based compensation from discontinued operations(1)	—	31	—	234
Total stock-based compensation	$18,231	$17,552	$35,640	$36,582
(1) Net of $998 and $1,070 of stock-based compensation that was capitalized in the three months ended June 30, 2024 and 2023, respectively and $2,263 and $2,204 in the six months ended June 30, 2024 and 2023, respectively.

Index to Notes to Financial Statements
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

The calculation of basic and diluted net loss from continuing operations per share attributable to common stock was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(27,880)	$(27,212)	$(94,654)	$(84,522)
Dividends on convertible preferred stock	(191)	(297)	(424)	(523)
Net loss from continuing operations attributable to common stock—basic and diluted	$(28,071)	$(27,509)	$(95,078)	$(85,045)
Denominator:
Weighted-average shares—basic and diluted(1)	120,393,897	111,678,417	119,379,082	110,895,358
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.23)	$(0.25)	$(0.80)	$(0.77)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2023 notes as if converted	—	769,623	—	769,623
2025 notes as if converted(1)	1,017,284	3,733,577	1,017,284	3,733,577
2027 notes as if converted(1)	5,379,209	6,147,900	5,379,209	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	2,340,714	2,683,718	2,340,714	2,683,718
Restricted stock units outstanding(2)(3)	14,885,362	15,552,547	14,885,362	15,552,547
Total	25,662,569	30,927,365	25,662,569	30,927,365
(1) Based on the closing price of our common stock of $6.01 on June 30, 2024, the if-converted values of both convertible notes were less than the principal amounts.
(2) Excludes 2,410,977 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(3) Excludes 91,443 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of June 30, 2024.

Index to Notes to Financial Statements
Note 13: Income Taxes

During the six months ended June 30, 2024, we recorded an income tax expense of $387 resulting in an effective tax rate of (0.41)%, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our June 30, 2023 effective tax rate of (0.76%) with respect to continuing operations, and (0.72)% with respect to our total net loss from both continuing and discontinued operations, is primarily a result of current state taxes which are supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the six months ended June 30, 2024 and 2023. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Index to Notes to Financial Statements
Note 14: Debt

As of June 30, 2024, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2024	2025	2026	2027	2028	Thereafter
Warehouse Credit Facilities
City National Bank	$32,229	$—	$—	$—	$—	$—
Origin Bank	40,577	—	—	—	—	—
M&T Bank	36,490	—	—	—	—	—
Prosperity Bank	56,277	—	—	—	—	—
Republic Bank & Trust Company	36,986	—	—	—	—	—

Term Loan	—	—	—	—	243,961	—

Convertible Senior Notes
2025 notes	—	73,366	—	—	—	—
2027 notes	—	—	—	497,711	—	—
Total borrowings	$202,559	$73,366	$—	$497,711	$243,961	$—

Warehouse Credit Facilities—To provide capital for the mortgage loans that it originates, our mortgage segment utilizes warehouse credit facilities that are classified as current liabilities on our consolidated balance sheets. Borrowings under each warehouse credit facility are secured by the related mortgage loan, and rights and income related to the loans.

Each warehouse credit facility contains various restrictive and financial covenants and provides that a breach or failure to satisfy these covenants constitutes an event of default. As of June 30, 2024, we received a waiver of our financial covenants pursuant to the Republic Bank & Trust Company credit facility.

The following table summarizes borrowings under these facilities as of the periods presented:

	June 30, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$50,000	$32,229	7.25%	$50,000	$20,046	7.24%
Origin Bank	75,000	40,577	7.19%	75,000	30,110	7.25%
M&T Bank	50,000	36,490	7.34%	50,000	18,870	7.39%
Prosperity Bank	75,000	56,277	7.21%	75,000	29,358	7.23%
Republic Bank & Trust Company	45,000	36,986	7.28%	45,000	23,415	7.28%
Wells Fargo Bank, N.A.	N/A	N/A	N/A	100,000	30,165	7.36%
Total	$295,000	$202,559		$395,000	$151,964

Term Loan—On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250,000 of financing for us in the form of a first lien term loan facility (the “facility”). We borrowed the first half of the facility on October 20, 2023, and the remaining $125,000 was available as a delayed draw term loan. On May 31, 2024, we drew down the remaining $125,000 of the facility.

Index to Notes to Financial Statements
The facility is pre-payable at par, after 12 months of call protection (during which prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a five-year term, maturing October 20, 2028. Interest will be charged at the Secured Overnight Financing Rate (“SOFR”) +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics. The facility requires that we maintain cash and cash equivalents of $75,000 which is tested on a quarterly basis. The negative covenants include restrictions on the incurrence of liens and indebtedness, investments, certain merger transactions, and other matters, all subject to certain exceptions. The effective interest rate for our term loan is 12.13%.

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

The components of the term loan were as follows:

June 30, 2024
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$248,750	$2,965	$1,824	$243,961

December 31, 2023
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$124,688	$—	$272	$124,416

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended June 30, 2024, we repurchased and retired approximately $71,155 in aggregate principal amount of our 2025 notes at a price of $64,428 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $6,314 for the three months ended June 30, 2024. In the six months ended June 30, 2024, we repurchased and retired approximately $119,686 in aggregate principal amount of our 2025 notes at a price of $106,953 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $12,000 for the six months ended June 30, 2024.

Index to Notes to Financial Statements
We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

The components of our convertible senior notes were as follows:

	June 30, 2024
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$73,759	$393	$73,366
2027 notes	503,106	5,395	497,711

	December 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$193,445	$1,443	$192,002
2027 notes	503,106	6,371	496,735

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2023 notes
Contractual interest expense	$—	$103	$—	$206
Amortization of debt issuance costs	—	38	—	75
Total interest expense	$—	$141	$—	$281

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt issuance costs	534	1,306	1,047	3,462
Total interest expense	$534	$1,306	$1,047	$3,462

2027 notes
Contractual interest expense	629	719	1,258	1,438
Amortization of debt issuance costs	490	560	980	1,120
Total interest expense	$1,119	$1,279	$2,238	$2,558

Total
Contractual interest expense	629	822	1,258	1,644
Amortization of debt issuance costs	1,024	1,904	2,027	4,657
Total interest expense	$1,653	$2,726	$3,285	$6,301

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

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the three months ended June 30, 2024.

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

Index to Notes to Financial Statements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2023. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in our quarterly report for the quarter ended March 31, 2024, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the second quarter of 2024, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage.

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

Numerous lawsuits have been filed on behalf of putative classes of homebuyers and home sellers against the National Association of Realtors (“NAR”), local real estate associations, multiple listing services, and various residential real estate brokerages in various federal districts in the United States. Some of these lawsuits name Redfin as a defendant.

On March 15, 2024, NAR entered a settlement agreement to resolve, on a class wide basis, the claims filed against NAR on behalf of putative classes of home sellers. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements. The NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. It is unclear what impact these business practice changes will have on our industry. It is possible that these changes, combined with increasing consumer awareness, may put downward pressure on the percentage commissions paid to buyers agents.

On May 3, 2024, we entered into a Proposed Settlement and on June 26, 2024 we signed the Settlement Agreement for a total of $9.25 million to resolve the Gibson Action and the Umpa Action and similar claims on behalf of home sellers against Redfin on a nationwide basis.

See Note 7 to our consolidated financial statements for descriptions of these cases and their potential impact.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Monthly average visitors (in thousands)	51,619	48,803	43,861	51,309	52,308	50,440	43,847	50,785
Real estate services transactions
Brokerage	14,178	10,039	10,152	13,075	13,716	10,301	12,743	18,245
Partner	3,395	2,691	3,186	4,351	3,952	3,187	2,742	3,507
Total	17,573	12,730	13,338	17,426	17,668	13,488	15,485	21,752
Real estate services revenue per transaction
Brokerage	$12,545	$12,433	$12,248	$12,704	$12,376	$11,556	$10,914	$11,103
Partner	2,859	2,367	2,684	2,677	2,756	2,592	2,611	2,556
Aggregate	10,674	10,305	9,963	10,200	10,224	9,438	9,444	9,725
U.S. market share by units	0.77%	0.77%	0.72%	0.78%	0.75%	0.79%	0.76%	0.80%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	56%	55%	55%	56%	55%	53%	57%	58%
Average number of lead agents	1,719	1,658	1,692	1,744	1,792	1,876	2,022	2,293
Mortgage originations by dollars (in millions)	$1,338	$969	$885	$1,110	$1,282	$991	$1,036	$1,557
Mortgage originations by units (in ones)	3,192	2,365	2,293	2,786	3,131	2,444	2,631	3,720

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Dallas, Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

Income Tax Expense

Income tax expense primarily relates to federal, state, and local taxes recorded.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Revenue	$295,203	$275,556	$520,682	$489,639
Cost of revenue(1)	185,617	175,366	340,284	331,311
Gross profit	109,586	100,190	180,398	158,328
Operating expenses
Technology and development(1)	42,215	47,141	88,644	94,804
Marketing(1)	40,260	33,033	65,138	73,436
General and administrative(1)	54,705	61,765	122,578	131,204
Restructuring and reorganization	1,334	6,106	2,223	7,159
Total operating expenses	138,514	148,045	278,583	306,603
Loss from continuing operations	(28,928)	(47,855)	(98,185)	(148,275)
Interest income	1,461	2,704	3,293	6,110
Interest expense	(6,086)	(1,766)	(10,960)	(3,688)
Income tax expense	(559)	(233)	(387)	(643)
Gain on extinguishment of convertible senior notes	6,314	20,083	12,000	62,353
Other expense, net	(82)	(145)	(415)	(379)
Net loss from continuing operations	$(27,880)	$(27,212)	$(94,654)	$(84,522)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Cost of revenue	$3,045	$3,001	$5,784	$7,136
Technology and development	8,718	8,241	16,957	16,368
Marketing	1,349	1,254	2,780	2,499
General and administrative	5,119	5,025	10,119	10,345
Total stock-based compensation from continuing operations	$18,231	$17,521	$35,640	$36,348

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	62.9	63.6	65.4	67.7
Gross profit	37.1	36.4	34.6	32.3
Operating expenses
Technology and development(1)	14.3	17.1	17.0	19.4
Marketing(1)	13.6	12.0	12.5	15.0
General and administrative(1)	18.5	22.4	23.5	26.8
Restructuring	0.5	2.2	0.4	1.5
Total operating expenses	46.9	53.7	53.4	62.7
Loss from continuing operations	(9.8)	(17.3)	(18.8)	(30.4)
Interest income	0.5	1.0	0.6	1.2
Interest expense	(2.1)	(0.6)	(2.1)	(0.8)
Income tax expense	(0.2)	(0.1)	(0.1)	(0.1)
Gain on extinguishment of convertible senior notes	2.1	7.3	2.3	12.7
Other expense, net	—	(0.1)	(0.1)	(0.1)
Net loss from continuing operations	(9.5)%	(9.8)%	(18.2)%	(17.5)%

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(as a percentage of revenue)

Cost of revenue	1.0%	1.1%	1.1%	1.5%
Technology and development	3.0	3.0	3.3	3.3
Marketing	0.5	0.5	0.5	0.5
General and administrative	1.7	1.8	1.9	2.1
Total	6.2%	6.4%	6.8%	7.4%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$177,863	$169,749	$8,114	5%
Partner	9,706	10,892	(1,186)	(11)
Total real estate services	187,569	180,641	6,928	4
Rentals	50,927	45,356	5,571	12
Mortgage	40,179	38,426	1,753	5
Other	16,528	11,133	5,395	48
Total revenue	$295,203	$275,556	$19,647	7
Percentage of revenue
Real estate services
Brokerage	60.3%	61.6%
Partner	3.3	4.0
Total real estate services	63.6	65.6
Rentals	17.3	16.5
Mortgage	13.6	13.9
Other	5.5	4.0
Total revenue	100.0%	100.0%

In the three months ended June 30, 2024, revenue increased by $19.6 million, or 7%, as compared with the same period in 2023. This increase in revenue was primarily attributable to a $6.9 million increase in real estate services revenue, a $5.6 million increase in rentals revenue, and a $5.4 million increase in other segment revenue. Brokerage revenue increased by $8.1 million, and partner revenue decreased by $1.2 million. Brokerage revenue increased 5% during the period, driven by a 3% increase in brokerage transactions and a 1% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$133,863	$124,447	$9,416	8%
Rentals	11,630	10,427	1,203	12
Mortgage	32,528	34,266	(1,738)	(5)
Other	7,596	6,226	1,370	22
Total cost of revenue	$185,617	$175,366	$10,251	6

Gross profit
Real estate services	$53,706	$56,194	$(2,488)	(4)%
Rentals	39,297	34,929	4,368	13
Mortgage	7,651	4,160	3,491	84
Other	8,932	4,907	4,025	82
Total gross profit	$109,586	$100,190	$9,396	9

Gross margin (percentage of revenue)
Real estate services	28.6%	31.1%
Rentals	77.2	77.0
Mortgage	19.0	10.8
Other	54.0	44.1
Total gross margin	37.1	36.4

In the three months ended June 30, 2024, total cost of revenue increased by $10.3 million, or 6%, as compared with the same period in 2023. This increase in cost of revenue was primarily attributable to a $7.4 million increase in personnel costs, transaction bonuses, and home-touring and field expenses.

In the three months ended June 30, 2024, total gross margin increased 70 basis points as compared with the same period in 2023, driven primarily by increases in rentals, mortgage, and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by a decrease in real estate services gross margin.

In the three months ended June 30, 2024, real estate services gross margin decreased 250 basis points as compared with the same period in 2023. This was primarily attributable to a 330 basis point increase in personnel costs and transaction bonuses, partially offset by a 200 basis point decrease in home-touring and field expenses, each as a percentage of revenue, as we have eliminated compensation for home-touring and field expenses and replaced it with transaction bonuses for some employee agents. In addition, the increase was attributable to a 120 basis point increase in home improvement costs incurred on behalf of home sellers, as a percentage of revenue.

In the three months ended June 30, 2024, rentals gross margin increased 20 basis points as compared with the same period in 2023.

In the three months ended June 30, 2024, mortgage gross margin increased 820 basis points as compared with the same period in 2023. This was primarily attributable to a 440 basis point decrease in production costs, and a 240 basis point decrease in personnel costs and transaction bonuses, each as a percentage of revenue.

In the three months ended June 30, 2024, other gross margin increased 990 basis points as compared with the same period in 2023. This was primarily attributable to a 700 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by revenue growth.

Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$42,215	$47,141	$(4,926)	(10)%
Marketing	40,260	33,033	7,227	22
General and administrative	54,705	61,765	(7,060)	(11)
Restructuring	1,334	6,106	(4,772)	(78)
Total operating expenses	$138,514	$148,045	$(9,531)	(6)
Percentage of revenue
Technology and development	14.3%	17.1%
Marketing	13.6	12.0
General and administrative	18.5	22.4
Restructuring and reorganization	0.5	2.2
Total operating expenses	46.9%	53.7%

In the three months ended June 30, 2024, technology and development expenses decreased by $4.9 million, or 10%, as compared with the same period in 2023. The decrease was primarily attributable to a $5.0 million decrease in amortization expense, as the intangible technology assets acquired with Rent. completed their amortization.

In the three months ended June 30, 2024, marketing expenses increased by $7.2 million, or 22%, as compared with the same period in 2023. The increase was primarily attributable to a $5.0 million increase in marketing media costs and a $2.5 million increase in marketing production costs as we increased advertising.

In the three months ended June 30, 2024, general and administrative expenses decreased by $7.1 million, or 11%, as compared with the same period in 2023. This was primarily attributable to a $3.1 million decrease in personnel costs and a $1.7 million decrease in office and occupancy expenses.

In the three months ended June 30, 2024, restructuring and reorganization expenses decreased by $4.8 million, or 78%, as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,461	$2,704	$(1,243)	(46)%
Interest expense	(6,086)	(1,766)	(4,320)	245
Income tax expense	(559)	(233)	(326)	140
Gain on extinguishment of convertible senior notes	6,314	20,083	(13,769)	(69)
Other expense, net	(82)	(145)	63	(43)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$1,048	$20,643	$(19,595)	(95)
Percentage of revenue
Interest income	0.5%	1.0%
Interest expense	(2.1)	(0.6)
Income tax expense	(0.2)	(0.1)
Gain on extinguishment of convertible senior notes	2.1	7.3
Other expense, net	0.0	(0.1)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	0.3%	7.5%

In the three months ended June 30, 2024, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net decreased by $19.6 million as compared to the same period in 2023.

Interest expense increased by $4.3 million due primarily to interest on our term loan, which we did not have in the same period in 2023. See Note 14 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $13.8 million, due to our paying down a smaller portion of our 2025 notes at a discount as compared to the same period in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$302,673	$288,784	$13,889	5%
Partner	16,076	19,153	(3,077)	(16)
Total real estate services	318,749	307,937	10,812	4
Rentals	100,445	88,226	12,219	14
Mortgage	73,998	74,915	(917)	(1)
Other	27,490	18,561	8,929	48
Total revenue	$520,682	$489,639	$31,043	6
Percentage of revenue
Real estate services
Brokerage	58.1%	59.0%
Partner	3.1	3.9
Total real estate services	61.2	62.9
Rentals	19.3	18.0
Mortgage	14.2	15.3
Other	5.3	3.8
Total revenue	100.0%	100.0%

In the six months ended June 30, 2024, revenue increased by $31.0 million, or 6%, as compared with the same period in 2023. This increase in revenue was primarily attributable to a $12.2 million increase in rentals revenue, and a $10.8 million increase in real estate services revenue. Brokerage revenue increased by $13.9 million, and partner revenue decreased by $3.1 million. Brokerage revenue increased 5% during the period, driven by a 1% increase in brokerage transactions and a 4% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$244,777	$235,941	$8,836	4%
Rentals	23,087	20,192	2,895	14
Mortgage	58,432	63,479	(5,047)	(8)
Other	13,988	11,699	2,289	20
Total cost of revenue	$340,284	$331,311	$8,973	3

Gross profit
Real estate services	$73,972	$71,996	$1,976	3%
Rentals	77,358	68,034	9,324	14
Mortgage	15,566	11,436	4,130	36
Other	13,502	6,862	6,640	97
Total gross profit	$180,398	$158,328	$22,070	14

Gross margin (percentage of revenue)
Real estate services	23.2%	23.4%
Rentals	77.0	77.1
Mortgage	21.0	15.3
Other	49.1	37.0
Total gross margin	34.6	32.3

In the six months ended June 30, 2024, total cost of revenue increased by $9.0 million, or 3%, as compared with the same period in 2023. This increase in cost of revenue was primarily attributable to $5.2 million increase in home improvement costs incurred on behalf of home sellers, and a $4.6 million increase in personnel costs, transactions bonuses, and home-touring and field expenses.

In the six months ended June 30, 2024, total gross margin increased 230 basis points as compared with the same period in 2023, driven primarily by increases in mortgage, and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by decreases in real estate services and rentals gross margins.

In the six months ended June 30, 2024, real estate services gross margin decreased 20 basis points as compared with the same period in 2023. This was primarily attributable to a 160 basis point increase in home improvement costs incurred on behalf of home sellers as a percentage of revenue. This was partially offset by a 100 basis point decrease in costs from our in-person company event, which we did not conduct in 2024.

In the six months ended June 30, 2024, rentals gross margin decreased 10 basis points as compared with the same period in 2023.

In the six months ended June 30, 2024, mortgage gross margin increased 570 basis points as compared with the same period in 2023. This was primarily attributable to a 250 basis point decrease in production costs, and a 180 basis point decrease in personnel costs and transaction bonuses, each as a percentage of revenue.

In the six months ended June 30, 2024, other gross margin increased 1,210 basis points as compared with the same period in 2023. This was primarily attributable to a 760 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by revenue growth.

Operating Expenses

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$88,644	$94,804	$(6,160)	(6)%
Marketing	65,138	73,436	(8,298)	(11)
General and administrative	122,578	131,204	(8,626)	(7)
Restructuring	2,223	7,159	(4,936)	(69)
Total operating expenses	$278,583	$306,603	$(28,020)	(9)
Percentage of revenue
Technology and development	17.0%	19.4%
Marketing	12.5	15.0
General and administrative	23.5	26.8
Restructuring and reorganization	0.4	1.5
Total operating expenses	53.4%	62.7%

In the six months ended June 30, 2024, technology and development expenses decreased by $6.2 million, or 6%, as compared with the same period in 2023. This was primarily attributable to a $5.0 million decrease in amortization expense, as the intangible technology assets acquired with Rent. completed their amortization.

In the six months ended June 30, 2024, marketing expenses decreased by $8.3 million, or 11%, as compared with the same period in 2023. This was primarily attributable to a $7.7 million increase in marketing media costs as we increased advertising.

In the six months ended June 30, 2024, general and administrative expenses decreased by $8.6 million, or 7%, as compared with the same period in 2023. This was primarily attributable to a $6.5 million decrease in personnel costs, a $5.9 million decrease in costs from our annual, in-person company event, which we did not conduct in 2024, and a $3.2 million decrease in office and occupancy expenses. This was partially offset by an $8.6 million increase in legal settlements. See Note 7 to our consolidated financial statements for information on these legal matters.

In the six months ended June 30, 2024, restructuring and reorganization expenses decreased by $4.9 million, or 69%, as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$3,293	$6,110	$(2,817)	(46)%
Interest expense	(10,960)	(3,688)	(7,272)	197
Income tax expense	(387)	(643)	256	(40)
Gain on extinguishment of convertible senior notes	12,000	62,353	(50,353)	(81)
Other expense, net	(415)	(379)	(36)	9
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$3,531	$63,753	$(60,222)	(94)
Percentage of revenue
Interest income	0.6%	1.2%
Interest expense	(2.1)	(0.8)
Income tax expense	(0.1)	(0.1)
Gain on extinguishment of convertible senior notes	2.3	12.7
Other expense, net	(0.1)	(0.1)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	0.6%	12.9%

In the six months ended June 30, 2024, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net decreased by $60.2 million as compared to the same period in 2023.

Interest expense increased by $7.3 million due primarily to interest on our term loan, which we did not have in the same period in 2023. See Note 14 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $50.4 million, due to our paying down a smaller portion of our 2025 notes at a discount as compared to the same period in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and six months ended June 30, 2024 and 2023.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Three Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$187,569	$50,927	$40,179	$16,528	$—	$295,203
Cost of revenue	133,863	11,630	32,528	7,596	—	185,617
Gross profit	53,706	39,297	7,651	8,932	—	109,586
Operating expenses
Technology and development	28,920	10,417	700	965	1,213	42,215
Marketing	23,855	15,749	648	8	—	40,260
General and administrative	19,140	20,242	6,519	910	7,894	54,705
Restructuring and reorganization	—	—	—	—	1,334	1,334
Total operating expenses	71,915	46,408	7,867	1,883	10,441	138,514
(Loss) income from continuing operations	(18,209)	(7,111)	(216)	7,049	(10,441)	(28,928)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	14	(42)	1	180	895	1,048
Net (loss) income from continuing operations	$(18,195)	$(7,153)	$(215)	$7,229	$(9,546)	$(27,880)

	Three Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(18,195)	$(7,153)	$(215)	$7,229	$(9,546)	$(27,880)
Interest income(1)	(14)	(51)	(2,990)	(180)	(1,217)	(4,452)
Interest expense(2)	—	—	2,953	—	6,084	9,037
Income tax expense	—	38	—	—	521	559
Depreciation and amortization	3,116	4,972	920	242	207	9,457
Stock-based compensation(3)	11,525	3,125	476	600	2,505	18,231
Restructuring and reorganization(4)	—	—	—	—	1,334	1,334
Gain on extinguishment of convertible senior notes	—	—	—	—	(6,314)	(6,314)
Adjusted EBITDA	$(3,568)	$931	$1,144	$7,891	$(6,426)	$(28)
(1) Interest income includes $3.0 million of interest income related to originated mortgage loans for the three months ended June 30, 2024.
(2) Interest expense includes $3.0 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2024.
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
(4) Acquisition-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with our acquisition of other companies.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities.

	Six Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$318,749	$100,445	$73,998	$27,490	$—	$520,682
Cost of revenue	244,777	23,087	58,432	13,988	—	340,284
Gross profit	73,972	77,358	15,566	13,502	—	180,398
Operating expenses
Technology and development	57,427	25,929	1,356	1,797	2,135	88,644
Marketing	35,032	28,537	1,554	15	—	65,138
General and administrative	38,915	42,720	13,202	2,064	25,677	122,578
Restructuring and reorganization	—	—	—	—	2,223	2,223
Total operating expenses	131,374	97,186	16,112	3,876	30,035	278,583
(Loss) income from continuing operations	(57,402)	(19,828)	(546)	9,626	(30,035)	(98,185)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(32)	(35)	4	424	3,170	3,531
Net (loss) income from continuing operations	$(57,434)	$(19,863)	$(542)	$10,050	$(26,865)	$(94,654)

	Six Months Ended June 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(57,434)	$(19,863)	$(542)	$10,050	$(26,865)	$(94,654)
Interest income(1)	(30)	(122)	(5,024)	(424)	(2,718)	(8,318)
Interest expense(2)	—	—	5,038	—	10,957	15,995
Income tax expense	—	98	—	—	289	387
Depreciation and amortization	6,300	14,811	1,884	440	420	23,855
Stock-based compensation(3)	22,913	6,463	752	1,100	4,412	35,640
Restructuring and reorganization(4)	—	—	—	—	2,223	2,223
Gain on extinguishment of convertible senior notes	—	—	—	—	(12,000)	(12,000)
Legal contingencies(5)	—	—	—	—	9,250	9,250
Adjusted EBITDA	$(28,251)	$1,387	$2,108	$11,166	$(14,032)	$(27,622)
(1) Interest income includes $5.0 million of interest income related to originated mortgage loans for the three months ended June 30, 2024.
(2) Interest expense includes $5.0 million of interest expense related to our warehouse credit facilities for the three months ended June 30, 2024.
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 11 to our consolidated financial statements for more information.
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

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $201.8 million.

As of June 30, 2024, we had $576.9 million of convertible senior notes outstanding across two issuances, maturing between October 15, 2025 and April 1, 2027. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes’ maturity. During the three months ended June 30, 2024, we repurchased and retired $71.2 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 17, 2022, using $64.4 million in cash. As of June 30, 2024, we have repurchased a total of $582.5 million of our 2025 convertible senior notes, using $432.4 million in cash. As of June 30, 2024, we have $17.6 million remaining under the repurchase program for future repurchases.

In addition, as of June 30, 2024 we had $248.8 million principal amount of our term loan, maturing on October 20, 2028.

As of June 30, 2024, we had 40,000 shares of convertible preferred stock outstanding. See Note 10 to our consolidated financial statements for our obligations to pay quarterly interest and to redeem any outstanding shares on November 30, 2024.

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

We believe that our existing cash and cash equivalents and investments, together with cash we expect to generate from future operations, and borrowings from our mortgage warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth, and fulfill our payment obligations. However, our liquidity assumptions may change or prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record on our consolidated balance sheets. See Note 7 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)

Net cash used in operating activities	$(53,928)	$(11,115)
Net cash provided by investing activities	38,825	41,403
Net cash provided by (used in) financing activities	66,673	(151,212)

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

Net cash used in operating activities was $53.9 million for the six months ended June 30, 2024, primarily attributable to our net loss of $94.7 million. This decrease was partially offset by a net increase of $52.3 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of and sale of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary use of cash related to changes in our assets and liabilities was $48.5 million in net originations of loans held for sale.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2023, primarily attributable to our net loss of $88.2 million. This loss was slightly offset by changes in assets and liabilities, which increased cash provided by operating activities by $62.7 million. In addition, there was a net increase of $14.3 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $114.2 million decrease in inventory related to our properties business.

Net Cash Provided by Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $38.8 million for the six months ended June 30, 2024, primarily attributable to $45.6 million in net sales and maturities of our investments in U.S. government securities, partially offset by $6.8 million in purchases of property and equipment.

Net cash provided by investing activities was $41.4 million for the six months ended June 30, 2023, primarily attributable to $47.6 million in net maturities in U.S. government securities, partially offset by $6.2 million in purchases of property and equipment.

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

Net cash provided by financing activities was $66.7 million for the six months ended June 30, 2024, attributable to $125.0 million in proceeds from the additional draw on our term loan and a $50.6 million increase in net borrowings under our warehouse credit facilities. This was partially offset by $107.0 million used in connection with repurchases of our 2025 notes.

Net cash used in financing activities was $151.2 million for the six months ended June 30, 2023, attributable to $183.0 million used in connection with repurchases of our 2025 notes and a $37.3 million increase in net borrowings under our warehouse credit facilities.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2023, the estimated fair values of all reporting units substantially exceeded their carrying values. No goodwill impairment charges were recorded in the second quarter of 2024 or 2023.

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

Debt Issuances

On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250.0 million of financing for us in the form of a first lien term loan facility. We borrowed the first half of the facility on October 20, 2023, and the remaining $125.0 million was available as a delayed draw term loan. On May 31, 2024, we drew down the remaining $125.0 million of the facility. As part of the transaction, we repurchased a $5.0 million principal amount of our 2025 convertible notes held by Apollo and $71.9 million principal amount of 2027 convertible notes held by Apollo for an aggregate repurchase price of $57.1 million using cash on our balance sheet. See Note 14 to our consolidated financial statements for a further description of this transaction.

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

As of June 30, 2024, we had cash and cash equivalents of $201.8 million. Declines in interest rates, however, would reduce future investment income. Assuming no change in our outstanding cash and cash equivalents, during the third quarter of 2024, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of June 30, 2024.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2023, as supplemented by Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2024. You should carefully consider the risks described in our annual report for the year ended December 31, 2023 and our quarterly report for the quarter ended March 31, 2024, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our other directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

The 10b5-1 Plan included a representation from each officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the company or the securities subject to the plan. A similar representation was made to the company in connection with the adoption of the 10b5-1 Plan under the company’s insider trading policy. Those representations were made as of the date of adoption of each 10b5-1 Plan.

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Bridget Frey(1)	Chief Technology Officer	Adoption	May 17, 2024	February 28, 2025	38,493
(1) Bridget Frey, our Chief Technology Officer, entered into a Rule 10b5-1 Plan on May 17, 2024. Ms. Frey’s 10b5-1 Plan provides for the potential sale of 38,493 shares of our common stock.

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

Redfin Corporation
(Registrant)

August 6, 2024	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

August 6, 2024	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)