Form 10-Q
period 2024-09-30
Redfin Corp
filed 2024-11-07
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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

The registrant had 123,980,474 shares of common stock outstanding as of November 1, 2024.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

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

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2023 and Part II, Item 1A of our quarterly report for the quarter ended March 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$165,660	$149,759
Restricted cash	174	1,241
Short-term investments	—	41,952
Accounts receivable, net of allowances for credit losses of $3,945 and $3,234	74,971	51,738
Loans held for sale	212,921	159,587
Prepaid expenses	30,531	33,296
Other current assets	20,514	7,472
Total current assets	504,771	445,045
Property and equipment, net	43,312	46,431
Right-of-use assets, net	26,275	31,763
Mortgage servicing rights, at fair value	2,534	32,171
Long-term investments	—	3,149
Goodwill	461,349	461,349
Intangible assets, net	104,127	123,284
Other assets, noncurrent	8,705	10,456
Total assets	$1,151,073	$1,153,648
Liabilities, mezzanine equity, and stockholders' (deficit) equity
Current liabilities
Accounts payable	$14,280	$10,507
Accrued and other liabilities	101,040	90,360
Warehouse credit facilities	208,817	151,964
Lease liabilities	13,347	15,609
Total current liabilities	337,484	268,440
Lease liabilities, noncurrent	22,853	29,084
Convertible senior notes, net, noncurrent	571,644	688,737
Term loan	243,646	124,416
Deferred tax liabilities	647	264
Total liabilities	1,176,274	1,110,941
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 40,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	39,992	39,959
Stockholders’ (deficit) equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 123,945,380 and 117,372,171 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	124	117
Additional paid-in capital	886,592	826,146
Accumulated other comprehensive loss	(140)	(182)
Accumulated deficit	(951,769)	(823,333)
Total stockholders’ (deficit) equity	(65,193)	2,748
Total liabilities, mezzanine equity, and stockholders’ (deficit) equity	$1,151,073	$1,153,648

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$278,015	$268,956	$798,697	$758,595
Cost of revenue	176,152	170,616	516,436	501,927
Gross profit	101,863	98,340	282,261	256,668
Operating expenses
Technology and development	40,332	44,392	128,976	139,196
Marketing	27,186	24,095	92,324	97,531
General and administrative	58,788	55,380	181,366	186,584
Restructuring and reorganization	2,509	—	4,732	7,159
Total operating expenses	128,815	123,867	407,398	430,470
Loss from continuing operations	(26,952)	(25,527)	(125,137)	(173,802)
Interest income	1,839	2,060	5,132	8,170
Interest expense	(8,537)	(1,603)	(19,497)	(5,291)
Income tax expense	12	(239)	(375)	(882)
Gain on extinguishment of convertible senior notes	—	6,495	12,000	68,848
Other expense, net	(144)	(158)	(559)	(537)
Net loss from continuing operations	(33,782)	(18,972)	(128,436)	(103,494)
Net loss from discontinued operations	—	—	—	(3,634)
Net loss	$(33,782)	$(18,972)	$(128,436)	$(107,128)

Dividends on convertible preferred stock	(282)	(335)	(706)	(858)

Net loss from continuing operations attributable to common stock—basic and diluted	$(34,064)	$(19,307)	$(129,142)	$(104,352)
Net loss attributable to common stock—basic and diluted	$(34,064)	$(19,307)	$(129,142)	$(107,986)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.28)	$(0.17)	$(1.07)	$(0.93)
Net loss attributable to common stock per share—basic and diluted	$(0.28)	$(0.17)	$(1.07)	$(0.96)

Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	122,876,102	114,592,679	120,553,264	112,141,342

Net loss	$(33,782)	$(18,972)	$(128,436)	$(107,128)
Other comprehensive income
Foreign currency translation adjustments	4	(15)	2	(73)
Unrealized gain on available-for-sale debt securities	—	210	40	617
Comprehensive loss	$(33,778)	$(18,777)	$(128,394)	$(106,584)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(128,436)	$(107,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,340	48,443
Stock-based compensation	53,942	55,382
Amortization of debt discount and issuance costs	2,280	2,873
Non-cash lease expense	9,046	12,909
Impairment costs	—	113
Net gain on IRLCs, forward sales commitments, and loans held for sale	(1,809)	(1,767)
Change in fair value of mortgage servicing rights, net	(742)	1,065
Gain on extinguishment of convertible senior notes	(12,000)	(68,848)
Other	548	(2,013)
Change in assets and liabilities:
Accounts receivable, net	(23,377)	(238)
Inventory	—	114,232
Prepaid expenses and other assets	(10,141)	9,696
Accounts payable	3,802	177
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	11,772	(19,346)
Lease liabilities	(11,993)	(14,864)
Origination of mortgage servicing rights	(170)	(699)
Proceeds from sale of mortgage servicing rights	30,549	1,122
Origination of loans held for sale	(3,071,291)	(2,798,337)
Proceeds from sale of loans originated as held for sale	3,018,634	2,858,656
Net cash (used in) provided by operating activities	(96,046)	91,428
Investing activities
Purchases of property and equipment	(8,984)	(9,235)
Purchases of investments	—	(76,866)
Sales of investments	39,225	124,681
Maturities of investments	6,395	59,383
Net cash provided by investing activities	36,636	97,963
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	4,757	5,790
Tax payments related to net share settlements on restricted stock units	(1,574)	(15,961)
Borrowings from warehouse credit facilities	3,088,179	2,803,589
Repayments to warehouse credit facilities	(3,031,326)	(2,861,779)
Principal payments under finance lease obligations	(56)	(73)
Repurchases of convertible senior notes	(106,953)	(212,401)
Repayments of convertible senior notes	—	(23,512)
Repayment of term loan principal	(1,563)	—
Payments of debt issuance costs	(2,222)	—
Proceeds from term loan	125,000	—
Net cash provided by (used in) financing activities	74,242	(304,347)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(73)
Net change in cash, cash equivalents, and restricted cash	14,834	(115,029)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	151,000	242,246
End of period(2)	$165,834	$127,217

Supplemental disclosure of cash flow information
Cash paid for interest	$24,939	$13,540
Non-cash transactions
Stock-based compensation capitalized in property and equipment	3,327	3,173

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2023	2022
Continuing operations
Cash and cash equivalents	$149,759	$232,200
Restricted cash	1,241	2,406
Total	151,000	234,606
Discontinued operations
Cash and cash equivalents	—	7,640
Restricted cash	—	—
Total	—	7,640
Total cash, cash equivalents, and restricted cash	$151,000	$242,246

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of September 30,
	2024	2023
Continuing operations
Cash and cash equivalents	$165,660	$125,803
Restricted cash	174	1,414
Total	165,834	127,217
Discontinued operations
Cash and cash equivalents	—	—
Restricted cash	—	—
Total	—	—
Total cash, cash equivalents, and restricted cash	$165,834	$127,217

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ (Deficit) Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	40,000	$39,981	121,743,620	$122	$865,263	$(917,987)	$(144)	$(52,746)
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	281,420	—	2,598	—	—	2,598
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,960,792	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(71,092)	—	(633)	—	—	(633)
Stock-based compensation	—	—	—	—	19,366	—	—	19,366
Other comprehensive income	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(33,782)	—	(33,782)
Balance, September 30, 2024	40,000	$39,992	123,945,380	$124	$886,592	$(951,769)	$(140)	$(65,193)

Balance, June 30, 2023	40,000	$39,936	113,934,673	$114	$791,302	$(781,463)	$(452)	$9,501
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	15,836	—	123	—	—	123
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,761,678	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(531,829)	(1)	(4,862)	—	—	(4,863)
Stock-based compensation	—	—	—	—	19,769	—	—	19,769
Other comprehensive income	—	—	—	—	—	—	195	195
Net loss	—	—	—	—	—	(18,972)	—	(18,972)
Balance, September 30, 2023	40,000	$39,947	115,210,998	$115	$806,330	$(800,435)	$(257)	$5,753

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748
Issuance of convertible preferred stock, net	—	33	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	386,301	—	1,975	—	—	1,975
Issuance of common stock pursuant to exercise of stock options	—	—	310,968	—	2,783	—	—	2,783
Issuance of common stock pursuant to settlement of restricted stock units	—	—	5,990,918	7	(7)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(206,898)	—	(1,574)	—	—	(1,574)
Stock-based compensation	—	—	—	—	57,269	—	—	57,269
Other comprehensive income	—	—	—	—	—	—	42	42
Net loss	—	—	—	—	—	(128,436)	—	(128,436)
Balance, September 30, 2024	40,000	$39,992	123,945,380	$124	$886,592	$(951,769)	$(140)	$(65,193)

Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	33	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	91,920	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,150,703	1	4,214	—	—	4,215
Issuance of common stock pursuant to exercise of stock options	—	—	579,000	1	1,574	—	—	1,575
Issuance of common stock pursuant to settlement of restricted stock units	—	—	5,330,317	5	(5)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,637,120)	(2)	(15,959)	—	—	(15,961)
Stock-based compensation	—	—	—	—	58,555	—	—	58,555
Other comprehensive income	—	—	—	—	—	—	544	544
Net loss	—	—	—	—	—	(107,128)	—	(107,128)
Balance, September 30, 2023	40,000	$39,947	115,210,998	$115	$806,330	$(800,435)	$(257)	$5,753

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

The financial information as of December 31, 2023 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2023 included in Item 8 in our annual report for the year ended December 31, 2023. Such financial information should be read in conjunction with the notes of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2024, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023, as well as our statements of cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

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

Recently Adopted Accounting Pronouncements—None applicable.

Recently Issued Accounting Pronouncements—In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard on our segment disclosures.

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

As of September 30, 2024 and December 31, 2023 there were no major classes of assets and liabilities of our discontinued operations remaining.

The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$—	$122,576
Cost of revenue	—	124,422
Gross profit	—	(1,846)
Operating expenses
Technology and development	—	552
Marketing	—	523
General and administrative	—	638
Restructuring and reorganization	—	75
Total operating expenses	—	1,788
Loss from discontinued operations	—	(3,634)
Interest income, interest expense, income tax expense, and other expense, net	—	—
Net loss from discontinued operations	$—	$(3,634)

Net loss from discontinued operations per share—basic and diluted	$0.00	$(0.03)

Significant non-cash items and capital expenditures of the discontinued operations were as follows for the nine months ended September 30, 2023:

Stock-based compensation	$234
Depreciation and amortization	89

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Nine Months Ended September 30, 2023	Cumulative amount recognized as of September 30, 2023
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

Index to Notes to Financial Statements
Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue, gross profit, operating income, and net (loss) income. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have five operating segments and three reportable segments, real estate services, rentals, and mortgage.

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

	Three Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$175,136	$51,660	$35,621	$15,598	$—	$278,015
Cost of revenue	126,421	12,366	30,214	7,151	—	176,152
Gross profit	48,715	39,294	5,407	8,447	—	101,863
Operating expenses
Technology and development	26,927	10,648	675	889	1,193	40,332
Marketing	12,907	13,600	667	12	—	27,186
General and administrative	18,263	24,074	5,885	1,215	9,351	58,788
Restructuring and reorganization	—	—	—	—	2,509	2,509
Total operating expenses	58,097	48,322	7,227	2,116	13,053	128,815
(Loss) income from continuing operations	(9,382)	(9,028)	(1,820)	6,331	(13,053)	(26,952)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	38	100	(2,966)	266	(4,268)	(6,830)
Net (loss) income from continuing operations	$(9,344)	$(8,928)	$(4,786)	$6,597	$(17,321)	$(33,782)

Index to Notes to Financial Statements

	Three Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$177,750	$47,410	$32,923	$10,873	$—	$268,956
Cost of revenue	123,684	10,824	29,629	6,479	—	170,616
Gross profit	54,066	36,586	3,294	4,394	—	98,340
Operating expenses
Technology and development	25,711	15,813	800	1,133	935	44,392
Marketing	10,785	12,245	1,088	20	(43)	24,095
General and administrative	18,418	21,838	6,670	952	7,502	55,380
Total operating expenses	54,914	49,896	8,558	2,105	8,394	123,867
(Loss) income from continuing operations	(848)	(13,310)	(5,264)	2,289	(8,394)	(25,527)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	42	(73)	207	6,338	6,555
Net (loss) income from continuing operations	$(807)	$(13,268)	$(5,337)	$2,496	$(2,056)	$(18,972)

	Nine Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue	$493,885	$152,105	$109,619	$43,088	$—	$798,697
Cost of revenue	371,198	35,453	88,646	21,139	—	516,436
Gross profit	122,687	116,652	20,973	21,949	—	282,261
Operating expenses
Technology and development	84,354	36,577	2,031	2,686	3,328	128,976
Marketing	47,939	42,137	2,221	27	—	92,324
General and administrative	57,178	66,794	19,087	3,279	35,028	181,366
Restructuring and reorganization	—	—	—	—	4,732	4,732
Total operating expenses	189,471	145,508	23,339	5,992	43,088	407,398
(Loss) income from continuing operations	(66,784)	(28,856)	(2,366)	15,957	(43,088)	(125,137)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	6	65	(2,962)	690	(1,098)	(3,299)
Net (loss) income from continuing operations	$(66,778)	$(28,791)	$(5,328)	$16,647	$(44,186)	$(128,436)

Index to Notes to Financial Statements

	Nine Months Ended September 30, 2023
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total
Revenue(1)	$485,687	$135,636	$107,838	$29,434	$—	$758,595
Cost of revenue	359,625	31,016	93,108	18,178	—	501,927
Gross profit	126,062	104,620	14,730	11,256	—	256,668
Operating expenses
Technology and development	82,650	48,081	2,177	3,475	2,813	139,196
Marketing	51,849	42,509	3,122	46	5	97,531
General and administrative	58,997	73,445	20,323	3,049	30,770	186,584
Restructuring and reorganization	—	—	—	—	7,159	7,159
Total operating expenses	193,496	164,035	25,622	6,570	40,747	430,470
(Loss) income from continuing operations	(67,434)	(59,415)	(10,892)	4,686	(40,747)	(173,802)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	41	115	(224)	475	69,901	70,308
Net (loss) income from continuing operations	$(67,393)	$(59,300)	$(11,116)	$5,161	$29,154	$(103,494)
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

The notional amounts of our forward sales commitments and IRLCs were as follows:

Instrument	September 30, 2024	December 31, 2023
Forward sales commitments	$384,797	$274,400
IRLCs	276,572	188,554

Index to Notes to Financial Statements
The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Classification	2024	2023	2024	2023
Forward sales commitments	Revenue	$(792)	$335	$1,144	$2,367
IRLCs	Revenue	86	(1,567)	(13)	1,005

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$114,617	$114,617	$—	$—
Total cash equivalents	114,617	114,617	—	—
Loans held for sale	212,921	—	212,921	—
Other current assets
Forward sales commitments	469	—	469	—
IRLCs	4,691	—	—	4,691
Total other current assets	5,160	—	469	4,691
Mortgage servicing rights, at fair value	2,534	—	—	2,534
Total assets	$335,232	$114,617	$213,390	$7,225
Liabilities
Accrued liabilities
Forward sales commitments	$1,755	$—	$1,755	$—
IRLCs	252	—	—	252
Total liabilities	$2,007	$—	$1,755	$252

Index to Notes to Financial Statements

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$115,276	$115,276	$—	$—
Total cash equivalents	115,276	115,276	—	—
Short-term investments
U.S. treasury securities	10,720	10,720	—	—
Agency bonds	31,232	31,232	—	—
Total short-term investments	41,952	41,952	—	—
Loans held for sale	159,587	—	159,587	—
Other current assets
IRLCs	4,600	—	—	4,600
Total other current assets	4,600	—	—	4,600
Mortgage servicing rights, at fair value	32,171	—	—	32,171
Long-term investments
U.S. treasury securities	3,149	3,149	—	—
Total assets	$356,735	$160,377	$159,587	$36,771
Liabilities
Accrued liabilities
Forward sales commitments	$2,429	$—	$2,429	$—
IRLCs	147	—	—	147
Total liabilities	$2,576	$—	$2,429	$147

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		September 30, 2024		December 31, 2023
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	68.0% - 100.0%	90.5%	67.2% - 100.0%	87.7%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 25.0%	8.5%	6.0% - 19.0%	6.8%
Default rates	Discounted cash flow	0.1% - 1.2%	0.2%	0.1% - 1.2%	0.2%
Discount rate	Discounted cash flow	10.0% - 18.0%	10.3%	10.0% - 17.0%	10.2%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, net—beginning of period	$4,353	$3,870	$4,453	$1,297
Issuances of IRLCs	14,245	10,638	43,569	39,769
Settlements of IRLCs	(14,616)	(11,650)	(44,025)	(38,241)
Fair value changes recognized in earnings	457	(556)	442	(523)
Balance, net—end of period	$4,439	$2,302	$4,439	$2,302

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance—beginning of period	$2,695	$35,503	$32,171	$36,261
MSRs originated	86	120	170	699
MSRs sales(1)	(46)	(384)	(30,549)	(1,122)
Fair value changes recognized in earnings	(201)	(466)	742	(1,065)
Balance, net—end of period	$2,534	$34,773	$2,534	$34,773
(1) On May 31, 2024 we sold $30,038 of our MSRs to Freedom Mortgage Corporation.

The following table presents the estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
2025 notes	$70,269	$164,113
2027 notes	367,896	325,927

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

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	September 30, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$51,043	$—	$—	$51,043	$51,043	$—	$—
Money markets funds	Level 1	114,617	—	—	114,617	114,617	—	—
Restricted cash	N/A	174	—	—	174	174	—	—
Total		$165,834	$—	$—	$165,834	$165,834	$—	$—

	December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,483	$—	$—	$34,483	$34,483	$—	$—
Money markets funds	Level 1	115,276	—	—	115,276	115,276	—	—
Restricted cash	N/A	1,241	—	—	1,241	1,241	—	—
U.S. treasury securities	Level 1	13,895	1	(27)	13,869	—	10,720	3,149
Agency bonds	Level 1	31,246	—	(14)	31,232	—	31,232	—
Total		$196,141	$1	$(41)	$196,101	$151,000	$41,952	$3,149

As of September 30, 2024 and December 31, 2023, we had no accrued interest and accrued interest of $332, respectively, on our available-for-sale investments, of which we have recorded no expected credit losses. Accrued interest receivable is recorded in other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	September 30, 2024	December 31, 2023
Leasehold improvements	Shorter of lease term or economic life	$27,712	$28,789
Website and software development costs	3 - 5	86,839	75,573
Computer and office equipment	3 - 5	14,758	16,175
Software	3	1,607	1,869
Furniture	7	7,320	7,754
Property and equipment, gross		138,236	130,160
Accumulated depreciation and amortization		(99,178)	(89,275)
Construction in progress		4,254	5,546
Property and equipment, net		$43,312	$46,431

The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization for property and equipment	$4,779	$4,550	$14,182	$19,113
Capitalized software development costs, including stock-based compensation	3,082	3,854	11,647	12,700

Index to Notes to Financial Statements
Note 6: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years, and prior to September 30, 2024, vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost:
Operating lease cost (cost of revenue)	$2,069	$2,586	$6,658	$8,279
Operating lease cost (operating expenses)	1,210	1,269	3,639	6,247
Short-term lease cost	573	751	1,908	2,339
Sublease income	(435)	(370)	(1,370)	(1,057)
Total operating lease cost	$3,417	$4,236	$10,835	$15,808

Finance lease cost:
Amortization of right-of-use assets	$11	$17	$59	$48
Interest on lease liabilities	1	1	6	4
Total finance lease cost	$12	$18	$65	$52

	Operating		Total Lease Obligations
Maturity of Lease Liabilities	Lease Liabilities(2)	Other Leases
2024, excluding the nine months ended September 30, 2024	$4,066	$433	$4,499
2025	13,970	499	14,469
2026	11,393	37	11,430
2027	6,436	—	6,436
2028	1,859	—	1,859
Thereafter	882	—	882
Total lease payments	$38,606	$969	$39,575
Less: Interest(1)	2,406
Present value of lease liabilities	$36,200
(1) Includes interest on operating leases of $1,267 due within the next twelve months.
(2) Excludes sublease income. As of September 30, 2024, we expect sublease income of approximately $455 to be received for the remainder of fiscal year 2024.

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining operating lease term (years)	2.9	3.2
Weighted-average remaining finance lease term (years)	N/A	2.5
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	N/A	5.4%

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,270	$16,539
Operating cash flows from finance leases	6	4
Financing cash flows from finance leases	49	39
Right of use assets obtained in exchange for lease liabilities
Operating leases	$4,329	$7,490
Finance leases	69	59

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

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleged that we were infringing four patents claimed to be owned by Surefield without its authorization or license. Surefield sought an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On May 17, 2022, the jury returned a verdict in our favor, finding that we did not infringe any of the asserted claims of the patents claimed to be owned by Surefield, and accordingly, we do not owe any damages to Surefield. The jury also found that all asserted claims of Surefield’s claimed patents were invalid. The court entered final judgment on August 15, 2022. On September 12, 2022, Surefield filed a motion for judgment as a matter of law and a motion for a new trial. In the motions, Surefield asserts that no jury could have found non-infringement based on the trial record, among other things. We filed oppositions to the motions on October 3, 2022 and Surefield filed replies on October 21, 2022. On October 7, 2024, the court appointed a technical advisor to assist the court with the pending post-trial motions.

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

Under the Settlement Agreement, Redfin paid $9,250 (the “Settlement Amount”) into a qualified settlement fund on August 26, 2024. The Settlement Amount is included in other current assets and accrued and other liabilities in our consolidated balance sheets. In the first quarter of 2024, we recorded the Settlement Amount to general and administrative in our consolidated statements of comprehensive loss. Redfin also agreed to implement or continue certain practices outlined in the Settlement Agreement.

Index to Notes to Financial Statements
On July 15, 2024, the United States District Court for the Western District of Missouri issued an Order Granting Preliminary Approval of the Settlement Agreement and the court entered an Order granting final approval of the Settlement Agreement on November 4, 2024. The Settlement Agreement will become effective when the time period for filing an appeal expires without any appeals having been filed or, if an appeal is filed, when the Settlement Agreement is ultimately approved by the court of last resort through that appeal process. The deadline to file an appeal is December 4, 2024, and no appeal has been filed as of November 6, 2024.

Lawsuit Alleging Privacy Violations—We use evolving tools and technology, such as pixels, in the operation of our websites. We are from time to time involved in, and may in the future be subject to third-party claims alleging consumer data privacy violations. On June 25, 2024, Redfin was named in a putative class action lawsuit, Mata v. Redfin, Case No. 24-cv-1094L, filed in the United States District Court for the Southern District of California. The complaint alleges that Redfin has used tracking technologies on its website that shares information about visitors’ activity on the site and guided tour videos they watch with third parties, in violation of the federal Video Privacy Protection Act (VPPA) and the California Invasion of Privacy Act (CIPA). The complaint demands a jury trial and seeks: (i) an order certifying the class and subclass outlined in the complaint; (ii) an order declaring that our alleged conduct violates the VPAA and the CIPA; (iii) an award of statutory damages under the VPAA to the class and under CPAA to the subclass; (iv) for punitive damages; (v) for prejudgment interest; and (vi) for injunctive relief. On October 30, 2024, the court entered an order granting a joint motion to stay the case pending completion of Plaintiff’s individual arbitration. The parties are required to file a joint status report on or before February 5, 2025, updating the court on the status of the arbitration.

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

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of September 30, 2024, we held $44,724 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		September 30, 2024			December 31, 2023
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(31,365)	$51,325	$82,690	$(24,290)	$58,400
Developed technology	3.3	66,340	(65,863)	477	66,340	(59,883)	6,457
Customer relationships	10	81,360	(29,035)	52,325	81,360	(22,933)	58,427
Total		$230,390	$(126,263)	$104,127	$230,390	$(107,106)	$123,284

Amortization expense amounted to $4,705 and $9,747 for the three months ended September 30, 2024 and 2023, respectively and $19,158 and $29,241 for the nine months ended September 30, 2024 and 2023, respectively.

Index to Notes to Financial Statements
The following table presents our estimate of remaining amortization expense for intangible assets that existed as of September 30, 2024:

2024, excluding the nine months ended September 30, 2024	$4,583
2025	17,618
2026	17,380
2027	15,633
2028	15,050
Thereafter	33,863
Estimated remaining amortization expense	$104,127

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of September 30, 2024 and December 31, 2023	$250,231	$159,151	$51,967	$461,349

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$60,432	$58,836
Miscellaneous accrued liabilities	22,249	26,037
Legal contingencies	11,500	—
Customer contract liabilities	6,859	5,487
Total accrued and other liabilities	$101,040	$90,360

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

As of September 30, 2024, the carrying value of our convertible preferred stock, net of issuance costs, is $39,992, and holders have earned unpaid stock dividends in the amount of 30,640 shares of common stock. This stock dividend was issued on October 1, 2024. These shares are included in basic and diluted net loss from continuing operations per share attributable to common stock in Note 12. As of September 30, 2024, no shares of the preferred stock have been converted, and the preferred stock was not redeemable, nor probable to become redeemable in the future as there is a more than remote chance the shares will be automatically converted prior to the mandatory redemption date. The number of shares of common stock reserved for future issuance resulting from dividends, conversion, or redemption with respect to the preferred stock was 2,622,177 as of the issuance date.

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

Note 11: Equity and Equity Compensation Plans

Common Stock—As of September 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of September 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding	2,035,795	2,406,453
Restricted stock units outstanding	13,367,819	15,947,173
Shares available for future equity grants	10,700,678	7,991,532
Total shares reserved for future issuance	26,104,292	26,345,158

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Shares available for issuance at beginning of period	4,378,042	4,695,361
Shares issued during the period	(386,301)	(1,491,040)
Total shares available for future issuance at end of period	3,991,741	3,204,321

Stock Options—Option activity for the nine months ended September 30, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	2,406,453	$11.14	2.63	$3,355
Options exercised	(310,968)	8.83
Options expired	(59,690)	7.76
Outstanding as of September 30, 2024	2,035,795	11.59	2.00	6,410
Options exercisable as of September 30, 2024	2,035,795	11.59	2.00	6,410

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of September 30, 2024. We did not recognize any option-related expense during the nine months ended September 30, 2024.

Index to Notes to Financial Statements
Restricted Stock Units—Restricted stock unit activity for the nine months ended September 30, 2024 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2024	15,947,173	$9.64
Granted	5,627,462	6.89
Vested	(5,990,918)	9.22
Forfeited or canceled	(2,215,898)	10.88
Outstanding or deferred as of September 30, 2024(1)	13,367,819	8.46
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of September 30, 2024 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ (deficit) equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of September 30, 2024, there was $84,126 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.84 years.

As of September 30, 2024, there were 2,484,058 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PSU expense	$1,500	$1,224	$2,946	$4,405
Reassessment of achievement of performance conditions	(696)	(588)	(759)	(780)
Total expense	$804	$636	$2,187	$3,625

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,819	$3,037	$8,603	$10,173
Technology and development(1)	9,135	8,391	26,092	24,759
Marketing	1,131	1,337	3,911	3,836
General and administrative	5,217	6,035	15,336	16,380
Stock-based compensation from continuing operations	18,302	18,800	53,942	55,148
Stock-based compensation from discontinued operations(1)	—	—	—	234
Total stock-based compensation	$18,302	$18,800	$53,942	$55,382
(1) Net of $1,064 and $969 of stock-based compensation that was capitalized in the three months ended September 30, 2024 and 2023, respectively and $3,327 and $3,173 in the nine months ended September 30, 2024 and 2023, respectively.

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

The calculation of basic and diluted net loss from continuing operations per share attributable to common stock was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(33,782)	$(18,972)	$(128,436)	$(103,494)
Dividends on convertible preferred stock	(282)	(335)	(706)	(858)
Net loss from continuing operations attributable to common stock—basic and diluted	$(34,064)	$(19,307)	$(129,142)	$(104,352)
Denominator:
Weighted-average shares—basic and diluted(1)	122,876,102	114,592,679	120,553,264	112,141,342
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(0.28)	$(0.17)	$(1.07)	$(0.93)
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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2025 notes as if converted(1)	1,017,284	3,234,293	1,017,284	3,234,293
2027 notes as if converted(1)	5,379,209	6,147,900	5,379,209	6,147,900
Convertible preferred stock as if converted	2,040,000	2,040,000	2,040,000	2,040,000
Stock options outstanding	2,035,795	2,653,619	2,035,795	2,653,619
Restricted stock units outstanding(2)(3)	13,276,376	13,605,240	13,276,376	13,605,240
Employee stock purchase plan	302,869	333,131	302,869	333,131
Total	24,051,533	28,014,183	24,051,533	28,014,183
(1) Based on the closing price of our common stock of $12.53 on September 30, 2024, the if-converted values of both convertible notes were less than the principal amounts.
(2) Excludes 2,484,058 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(3) Excludes 91,443 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of September 30, 2024.

Index to Notes to Financial Statements
Note 13: Income Taxes

During the nine months ended September 30, 2024, we recorded an income tax expense of $375 resulting in an effective tax rate of (0.29)%, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our September 30, 2023 effective tax rate of (0.85%) with respect to continuing operations, and (0.82)% with respect to our total net loss from both continuing and discontinued operations, is primarily a result of current state taxes which are supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the nine months ended September 30, 2024 and 2023. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Index to Notes to Financial Statements
Note 14: Debt

As of September 30, 2024, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2024	2025	2026	2027	2028	Thereafter
Warehouse Credit Facilities
City National Bank	$45,374	$—	$—	$—	$—	$—
Origin Bank	48,577	—	—	—	—	—
M&T Bank	42,385	—	—	—	—	—
Prosperity Bank	72,481	—	—	—	—	—

Term Loan	—	—	—	—	243,646	—

Convertible Senior Notes
2025 notes	—	73,439	—	—	—	—
2027 notes	—	—	—	498,205	—	—
Total borrowings	$208,817	$73,439	$—	$498,205	$243,646	$—

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

The following table summarizes borrowings under these facilities as of the periods presented:

	September 30, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$50,000	$45,374	6.72%	$50,000	$20,046	7.24%
Origin Bank	75,000	48,577	6.83%	75,000	30,110	7.25%
M&T Bank	50,000	42,385	6.83%	50,000	18,870	7.39%
Prosperity Bank	100,000	72,481	6.75%	75,000	29,358	7.23%
Republic Bank & Trust Company	N/A	N/A	N/A	45,000	23,415	7.28%
Wells Fargo Bank, N.A.	N/A	N/A	N/A	100,000	30,165	7.36%
Total	$275,000	$208,817		$395,000	$151,964

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

The components of the term loan were as follows:

September 30, 2024
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$248,125	$2,745	$1,734	$243,646

December 31, 2023
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$124,688	$—	$272	$124,416

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.90%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended September 30, 2024, we did not repurchase any of our 2025 notes. In the nine months ended September 30, 2024, we repurchased and retired approximately $119,686 in aggregate principal amount of our 2025 notes at a price of $106,953 using available cash. In connection with these repurchases, we recorded a gain on extinguishment of debt of $12,000 for the nine months ended September 30, 2024.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

Index to Notes to Financial Statements

The components of our convertible senior notes were as follows:

	September 30, 2024
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$73,759	$320	$73,439
2027 notes	503,106	4,901	498,205

	December 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$193,445	$1,443	$192,002
2027 notes	503,106	6,371	496,735

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2023 notes
Contractual interest expense	$—	$17	$—	$223
Amortization of debt issuance costs	—	5	—	81
Total interest expense	$—	$22	$—	$304

2025 notes
Contractual interest expense	—	—	—	—
Amortization of debt issuance costs	76	590	1,123	4,052
Total interest expense	$76	$590	$1,123	$4,052

2027 notes
Contractual interest expense	629	719	1,887	2,156
Amortization of debt issuance costs	490	560	1,470	1,680
Total interest expense	$1,119	$1,279	$3,357	$3,836

Total
Contractual interest expense	629	736	1,887	2,379
Amortization of debt issuance costs	566	1,155	2,593	5,813
Total interest expense	$1,195	$1,891	$4,480	$8,192

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

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the three months ended September 30, 2024.

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

Note 15: Subsequent Events

On October 29th, 2024 we entered into a seven year contract with Amazon Web Services, Inc. for cloud computing services. The contract contains a minimum spend commitment of $240,000 over the contract period and replaces our existing contract with Amazon Web Services, Inc.

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

Overview

We help people buy and sell homes. Representing customers in approximately 100 markets in the United States and Canada, we are a residential real estate brokerage. We pair our own agents with our own technology to create a service that is faster, better, and costs less. We meet customers through our listings-search website and mobile application.

We use the same combination of technology and local service to originate and service mortgage loans and offer title and settlement services. We use digital platforms to connect consumers with available apartments and houses for rent.

Our mission is to redefine real estate in the consumer’s favor.

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the third quarter of 2024, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage.

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

These practice changes were implemented by August 17, 2024. It is unclear what impact these practice changes will have on our industry. It is possible that these changes, combined with increasing consumer awareness, may put downward pressure on the percentage commissions paid to buyers’ agents.

On May 3, 2024, we entered into a Proposed Settlement and on June 26, 2024, we signed the Settlement Agreement for a total of $9.25 million to resolve the Gibson Action and the Umpa Action and similar claims on behalf of home sellers against Redfin on a nationwide basis. Redfin paid the $9.25 million into a qualified settlement fund on August 26, 2024. On July 15, 2024, the United States District Court for the Western District of Missouri issued an Order Granting Preliminary Approval of the Settlement Agreement and the court entered an Order granting final approval of the Settlement Agreement on November 4, 2024. The Settlement Agreement will become effective when the time period for filing an appeal expires without any appeals having been filed or, if an appeal is filed, when the Settlement Agreement is ultimately approved by the court of last resort through that appeal process. The deadline to file an appeal is December 4, 2024, and no appeal has been filed as of November 6, 2024.

See Note 7 to our consolidated financial statements for descriptions of these cases and their potential impact.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended
	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022
Monthly average visitors (in thousands)	49,413	51,619	48,803	43,861	51,309	52,308	50,440	43,847
Real estate services transactions
Brokerage	13,324	14,178	10,039	10,152	13,075	13,716	10,301	12,743
Partner	3,440	3,395	2,691	3,186	4,351	3,952	3,187	2,742
Total	16,764	17,573	12,730	13,338	17,426	17,668	13,488	15,485
Real estate services revenue per transaction
Brokerage	$12,363	$12,545	$12,433	$12,248	$12,704	$12,376	$11,556	$10,914
Partner	3,025	2,859	2,367	2,684	2,677	2,756	2,592	2,611
Aggregate	10,447	10,674	10,305	9,963	10,200	10,224	9,438	9,444
U.S. market share by units	0.76%	0.77%	0.77%	0.72%	0.78%	0.75%	0.79%	0.76%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	56%	56%	55%	55%	56%	55%	53%	57%
Average number of lead agents	1,757	1,719	1,658	1,692	1,744	1,792	1,876	2,022
Mortgage originations by dollars (in millions)	$1,214	$1,338	$969	$885	$1,110	$1,282	$991	$1,036
Mortgage originations by units (in ones)	2,900	3,192	2,365	2,293	2,786	3,131	2,444	2,631

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

Beginning in August 2024, we set our fees for homebuyers based on prevailing competitive dynamics and customer response in the geographical regions where we operate. We further offer a discount to homebuyers who agree to work with our lead agents early in their home buying process. These direct fees are reflected in our real estate revenue per transaction for homebuyers.

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Boston, Chicago, Denver, Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Revenue	$278,015	$268,956	$798,697	$758,595
Cost of revenue(1)	176,152	170,616	516,436	501,927
Gross profit	101,863	98,340	282,261	256,668
Operating expenses
Technology and development(1)	40,332	44,392	128,976	139,196
Marketing(1)	27,186	24,095	92,324	97,531
General and administrative(1)	58,788	55,380	181,366	186,584
Restructuring and reorganization	2,509	—	4,732	7,159
Total operating expenses	128,815	123,867	407,398	430,470
Loss from continuing operations	(26,952)	(25,527)	(125,137)	(173,802)
Interest income	1,839	2,060	5,132	8,170
Interest expense	(8,537)	(1,603)	(19,497)	(5,291)
Income tax expense	12	(239)	(375)	(882)
Gain on extinguishment of convertible senior notes	—	6,495	12,000	68,848
Other expense, net	(144)	(158)	(559)	(537)
Net loss from continuing operations	$(33,782)	$(18,972)	$(128,436)	$(103,494)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Cost of revenue	$2,819	$3,037	$8,603	$10,173
Technology and development	9,135	8,391	26,092	24,759
Marketing	1,131	1,337	3,911	3,836
General and administrative	5,217	6,035	15,336	16,380
Total stock-based compensation from continuing operations	$18,302	$18,800	$53,942	$55,148

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(as a percentage of revenue)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	63.4	63.4	64.7	66.2
Gross profit	36.6	36.6	35.3	33.8
Operating expenses
Technology and development(1)	14.5	16.5	16.1	18.3
Marketing(1)	9.8	9.0	11.6	12.9
General and administrative(1)	21.1	20.6	22.7	24.6
Restructuring	0.9	0.0	0.6	0.9
Total operating expenses	46.3	46.1	51.0	56.7
Loss from continuing operations	(9.7)	(9.5)	(15.7)	(22.9)
Interest income	0.7	0.8	0.6	1.1
Interest expense	(3.1)	(0.6)	(2.4)	(0.7)
Income tax expense	—	(0.1)	—	(0.1)
Gain on extinguishment of convertible senior notes	—	2.4	1.5	9.1
Other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Net loss from continuing operations	(12.2)%	(7.1)%	(16.1)%	(13.6)%

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(as a percentage of revenue)

Cost of revenue	1.0%	1.1%	1.1%	1.3%
Technology and development	3.3	3.1	3.3	3.3
Marketing	0.4	0.5	0.5	0.5
General and administrative	1.9	2.3	1.9	2.2
Total	6.6%	7.0%	6.8%	7.3%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$164,729	$166,104	$(1,375)	(1)%
Partner	10,407	11,646	(1,239)	(11)
Total real estate services	175,136	177,750	(2,614)	(1)
Rentals	51,660	47,410	4,250	9
Mortgage	35,621	32,923	2,698	8
Other	15,598	10,873	4,725	43
Total revenue	$278,015	$268,956	$9,059	3
Percentage of revenue
Real estate services
Brokerage	59.3%	61.8%
Partner	3.7	4.3
Total real estate services	63.0	66.1
Rentals	18.6	17.6
Mortgage	12.8	12.2
Other	5.6	4.1
Total revenue	100.0%	100.0%

In the three months ended September 30, 2024, revenue increased by $9.1 million, or 3%, as compared with the same period in 2023. This increase in revenue was primarily attributable to a $4.7 million increase in other segment revenue, a $4.3 million increase in rentals revenue, and a $2.7 million increase in mortgage revenue. This was partially offset by a $2.6 million decrease in real estate services revenue. Brokerage revenue decreased by $1.4 million, and partner revenue decreased by $1.2 million. Brokerage revenue decreased 1% during the period, driven by a 2% increase in brokerage transactions and a 3% decrease in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$126,421	$123,684	$2,737	2%
Rentals	12,366	10,824	1,542	14
Mortgage	30,214	29,629	585	2
Other	7,151	6,479	672	10
Total cost of revenue	$176,152	$170,616	$5,536	3

Gross profit
Real estate services	$48,715	$54,066	$(5,351)	(10)%
Rentals	39,294	36,586	2,708	7
Mortgage	5,407	3,294	2,113	64
Other	8,447	4,394	4,053	92
Total gross profit	$101,863	$98,340	$3,523	4

Gross margin (percentage of revenue)
Real estate services	27.8%	30.4%
Rentals	76.1	77.2
Mortgage	15.2	10.0
Other	54.2	40.4
Total gross margin	36.6	36.6

In the three months ended September 30, 2024, total cost of revenue increased by $5.5 million, or 3%, as compared with the same period in 2023. This increase in cost of revenue was primarily attributable to a $5.0 million increase in personnel costs, transaction bonuses, and home-touring and field expenses.

In the three months ended September 30, 2024, total gross margin was unchanged as compared with the same period in 2023, driven primarily by increases in mortgage and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by a decrease in real estate services and rentals gross margins.

In the three months ended September 30, 2024, real estate services gross margin decreased 260 basis points as compared with the same period in 2023. This was primarily attributable to a 500 basis point increase in personnel costs and transaction bonuses, partially offset by a 220 basis point decrease in home-touring and field expenses, each as a percentage of revenue, as we have eliminated compensation for home-touring and field expenses and replaced it with transaction bonuses for some employee agents.

In the three months ended September 30, 2024, rentals gross margin decreased 110 basis points as compared with the same period in 2023.

In the three months ended September 30, 2024, mortgage gross margin increased 520 basis points as compared with the same period in 2023. This was primarily attributable to a 360 basis point decrease in personnel costs and transaction bonuses and a 150 basis point decrease in office and occupancy expenses, each as a percentage of revenue.

In the three months ended September 30, 2024, other gross margin increased 1,380 basis points as compared with the same period in 2023. This was primarily attributable to a 690 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by revenue growth.

Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$40,332	$44,392	$(4,060)	(9)%
Marketing	27,186	24,095	3,091	13
General and administrative	58,788	55,380	3,408	6
Restructuring	2,509	—	2,509	N/A
Total operating expenses	$128,815	$123,867	$4,948	4
Percentage of revenue
Technology and development	14.5%	16.5%
Marketing	9.8	9.0
General and administrative	21.1	20.6
Restructuring and reorganization	0.9	0.0
Total operating expenses	46.3%	46.1%

In the three months ended September 30, 2024, technology and development expenses decreased by $4.1 million, or 9%, as compared with the same period in 2023. The decrease was primarily attributable to a $4.3 million decrease in amortization expense, as the intangible technology assets acquired with Rent. completed their amortization.

In the three months ended September 30, 2024, marketing expenses increased by $3.1 million, or 13%, as compared with the same period in 2023. The increase was primarily attributable to a $3.7 million increase in marketing media costs. This was partially offset by a $0.7 million decrease in personnel costs.

In the three months ended September 30, 2024, general and administrative expenses increased by $3.4 million, or 6%, as compared with the same period in 2023. This was primarily attributable to a $1.0 million increase in legal settlements, and a $1.1 million increase in legal services expenses.

In the three months ended September 30, 2024, restructuring and reorganization expenses increased by $2.5 million as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,839	$2,060	$(221)	(11)%
Interest expense	(8,537)	(1,603)	(6,934)	433
Income tax expense	12	(239)	251	(105)
Gain on extinguishment of convertible senior notes	—	6,495	(6,495)	(100)
Other expense, net	(144)	(158)	14	(9)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$(6,830)	$6,555	$(13,385)	(204)
Percentage of revenue
Interest income	0.7%	0.8%
Interest expense	(3.1)	(0.6)
Income tax expense	0.0	(0.1)
Gain on extinguishment of convertible senior notes	0.0	2.4
Other expense, net	(0.1)	(0.1)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	(2.5)%	2.4%

In the three months ended September 30, 2024, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net decreased by $13.4 million as compared to the same period in 2023.

Interest expense increased by $6.9 million due primarily to interest on our term loan, which we did not have in the same period in 2023. See Note 14 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $6.5 million, as we did not pay down any portion of our 2025 notes at a discount in the current period, where we had such activity in the same period in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$467,402	$454,888	$12,514	3%
Partner	26,483	30,799	(4,316)	(14)
Total real estate services	493,885	485,687	8,198	2
Rentals	152,105	135,636	16,469	12
Mortgage	109,619	107,838	1,781	2
Other	43,088	29,434	13,654	46
Total revenue	$798,697	$758,595	$40,102	5
Percentage of revenue
Real estate services
Brokerage	58.5%	60.0%
Partner	3.3	4.1
Total real estate services	61.8	64.1
Rentals	19.0	17.9
Mortgage	13.7	14.2
Other	5.5	3.8
Total revenue	100.0%	100.0%

In the nine months ended September 30, 2024, revenue increased by $40.1 million, or 5%, as compared with the same period in 2023. This increase in revenue was primarily attributable to a $16.5 million increase in rentals revenue, a $13.7 million increase in other segment revenue, and an $8.2 million increase in real estate services revenue. Brokerage revenue increased by $12.5 million, and partner revenue decreased by $4.3 million. Brokerage revenue increased 3% during the period, driven by a 1% increase in brokerage transactions and a 2% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$371,198	$359,625	$11,573	3%
Rentals	35,453	31,016	4,437	14
Mortgage	88,646	93,108	(4,462)	(5)
Other	21,139	18,178	2,961	16
Total cost of revenue	$516,436	$501,927	$14,509	3

Gross profit
Real estate services	$122,687	$126,062	$(3,375)	(3)%
Rentals	116,652	104,620	12,032	12
Mortgage	20,973	14,730	6,243	42
Other	21,949	11,256	10,693	95
Total gross profit	$282,261	$256,668	$25,593	10

Gross margin (percentage of revenue)
Real estate services	24.8%	26.0%
Rentals	76.7	77.1
Mortgage	19.1	13.7
Other	50.9	38.2
Total gross margin	35.3	33.8

In the nine months ended September 30, 2024, total cost of revenue increased by $14.5 million, or 3%, as compared with the same period in 2023. This increase in cost of revenue was primarily attributable to a $9.6 million increase in personnel costs, transactions bonuses, and home-touring and field expenses, and a $4.4 million increase in home improvement costs incurred on behalf of home sellers.

In the nine months ended September 30, 2024, total gross margin increased 150 basis points as compared with the same period in 2023, driven primarily by increases in mortgage, and other gross margins, and the relative growth of our rentals business compared to our other businesses. This was partially offset by decreases in real estate services and rentals gross margins.

In the nine months ended September 30, 2024, real estate services gross margin decreased 120 basis points as compared with the same period in 2023. This was primarily attributable to a 280 basis point increase in personnel costs and transaction bonuses, partially offset by a 230 basis point decrease in home-touring and field expenses, each as a percentage of revenue, as we have eliminated compensation for home-touring and field expenses and replaced it with transaction bonuses for some employee agents. In addition, the increase was attributable to a 90 basis point increase in home improvement costs incurred on behalf of home sellers as a percentage of revenue. This was partially offset by a 70 basis point decrease in costs from our in-person company event, which we did not conduct in 2024.

In the nine months ended September 30, 2024, rentals gross margin decreased 40 basis points as compared with the same period in 2023.

In the nine months ended September 30, 2024, mortgage gross margin increased 540 basis points as compared with the same period in 2023. This was primarily attributable to a 230 basis point decrease in personnel costs and transaction bonuses and a 180 basis point decrease in production costs, each as a percentage of revenue.

In the nine months ended September 30, 2024, other gross margin increased 1,270 basis points as compared with the same period in 2023. This was primarily attributable to a 730 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue, driven by revenue growth.

Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$128,976	$139,196	$(10,220)	(7)%
Marketing	92,324	97,531	(5,207)	(5)
General and administrative	181,366	186,584	(5,218)	(3)
Restructuring	4,732	7,159	(2,427)	(34)
Total operating expenses	$407,398	$430,470	$(23,072)	(5)
Percentage of revenue
Technology and development	16.1%	18.3%
Marketing	11.6	12.9
General and administrative	22.7	24.6
Restructuring and reorganization	0.6	0.9
Total operating expenses	51.0%	56.7%

In the nine months ended September 30, 2024, technology and development expenses decreased by $10.2 million, or 7%, as compared with the same period in 2023. This was primarily attributable to a $9.3 million decrease in amortization expense, as the intangible technology assets acquired with Rent. completed their amortization.

In the nine months ended September 30, 2024, marketing expenses decreased by $5.2 million, or 5%, as compared with the same period in 2023. This was primarily attributable to a $4.0 million decrease in marketing media costs as we increased advertising.

In the nine months ended September 30, 2024, general and administrative expenses decreased by $5.2 million, or 3%, as compared with the same period in 2023. This was primarily attributable to a $5.3 million decrease in personnel costs, a $5.9 million decrease in costs from our annual, in-person company event, which we did not conduct in 2024, and a $3.8 million decrease in office and occupancy expenses. This was partially offset by an $9.6 million increase in legal settlements. See Note 7 to our consolidated financial statements for information on these legal matters.

In the nine months ended September 30, 2024, restructuring and reorganization expenses decreased by $2.4 million, or 34%, as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$5,132	$8,170	$(3,038)	(37)%
Interest expense	(19,497)	(5,291)	(14,206)	268
Income tax expense	(375)	(882)	507	(57)
Gain on extinguishment of convertible senior notes	12,000	68,848	(56,848)	(83)
Other expense, net	(559)	(537)	(22)	4
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	$(3,299)	$70,308	$(73,607)	(105)
Percentage of revenue
Interest income	0.6%	1.1%
Interest expense	(2.4)	(0.7)
Income tax expense	0.0	(0.1)
Gain on extinguishment of convertible senior notes	1.5	9.1
Other expense, net	(0.1)	(0.1)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible notes, and other expense, net	(0.4)%	9.3%

In the nine months ended September 30, 2024, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net decreased by $73.6 million as compared to the same period in 2023.

Interest expense increased by $14.2 million due primarily to interest on our term loan, which we did not have in the same period in 2023. See Note 14 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $56.8 million, due to our paying down a smaller portion of our 2025 notes at a discount as compared to the same period in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and nine months ended September 30, 2024 and 2023.

See Note 3 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income from continuing operations.

	Three Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$175,136	$51,660	$35,621	$15,598	$—	$278,015
Cost of revenue	126,421	12,366	30,214	7,151	—	176,152
Gross profit	48,715	39,294	5,407	8,447	—	101,863
Operating expenses
Technology and development	26,927	10,648	675	889	1,193	40,332
Marketing	12,907	13,600	667	12	—	27,186
General and administrative	18,263	24,074	5,885	1,215	9,351	58,788
Restructuring and reorganization	—	—	—	—	2,509	2,509
Total operating expenses	58,097	48,322	7,227	2,116	13,053	128,815
(Loss) income from continuing operations	(9,382)	(9,028)	(1,820)	6,331	(13,053)	(26,952)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	38	100	(2,966)	266	(4,268)	(6,830)
Net (loss) income from continuing operations	$(9,344)	$(8,928)	$(4,786)	$6,597	$(17,321)	$(33,782)

	Three Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(9,344)	$(8,928)	$(4,786)	$6,597	$(17,321)	$(33,782)
Interest income(1)	(10)	(111)	(3,392)	(266)	(1,451)	(5,230)
Interest expense(2)	—	—	6,208	—	5,565	11,773
Income tax expense	—	11	—	—	(23)	(12)
Depreciation and amortization	3,002	5,077	895	227	283	9,484
Stock-based compensation(3)	11,333	3,515	(89)	588	2,955	18,302
Restructuring and reorganization(4)	—	—	—	—	2,509	2,509
Legal contingencies(5)	—	—	—	—	904	904
Adjusted EBITDA	$4,981	$(436)	$(1,164)	$7,146	$(6,579)	$3,948
(1) Interest income includes $3.4 million of interest income related to originated mortgage loans for the three months ended September 30, 2024.
(2) Interest expense includes $3.2 million of interest expense related to our warehouse credit facilities for the three months ended September 30, 2024.
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
(5) Legal contingencies includes expenses related to significant contingent liabilities resulting from litigation or other legal proceedings.

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

	Nine Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Revenue	$493,885	$152,105	$109,619	$43,088	$—	$798,697
Cost of revenue	371,198	35,453	88,646	21,139	—	516,436
Gross profit	122,687	116,652	20,973	21,949	—	282,261
Operating expenses
Technology and development	84,354	36,577	2,031	2,686	3,328	128,976
Marketing	47,939	42,137	2,221	27	—	92,324
General and administrative	57,178	66,794	19,087	3,279	35,028	181,366
Restructuring and reorganization	—	—	—	—	4,732	4,732
Total operating expenses	189,471	145,508	23,339	5,992	43,088	407,398
(Loss) income from continuing operations	(66,784)	(28,856)	(2,366)	15,957	(43,088)	(125,137)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	6	65	(2,962)	690	(1,098)	(3,299)
Net (loss) income from continuing operations	$(66,778)	$(28,791)	$(5,328)	$16,647	$(44,186)	$(128,436)

	Nine Months Ended September 30, 2024
	Real estate services	Rentals	Mortgage	Other	Corporate overhead	Total

	(in thousands)

Net (loss) income from continuing operations	$(66,778)	$(28,791)	$(5,328)	$16,647	$(44,186)	$(128,436)
Interest income(1)	(40)	(233)	(8,416)	(690)	(4,169)	(13,548)
Interest expense(2)	—	—	11,246	—	16,522	27,768
Income tax expense	—	109	—	—	266	375
Depreciation and amortization	9,302	19,888	2,779	667	704	33,340
Stock-based compensation(3)	34,246	9,978	663	1,688	7,367	53,942
Restructuring and reorganization(4)	—	—	—	—	4,732	4,732
Gain on extinguishment of convertible senior notes	—	—	—	—	(12,000)	(12,000)
Legal contingencies(5)	—	—	—	—	10,154	10,154
Adjusted EBITDA	$(23,270)	$951	$944	$18,312	$(20,610)	$(23,673)
(1) Interest income includes $8.4 million of interest income related to originated mortgage loans for the nine months ended September 30, 2024.
(2) Interest expense includes $8.3 million of interest expense related to our warehouse credit facilities for the nine months ended September 30, 2024.
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
(5) Legal contingencies includes expenses related to significant contingent liabilities resulting from litigation or other legal proceedings.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $165.7 million.

As of September 30, 2024, we had $576.9 million of convertible senior notes outstanding across two issuances, maturing between October 15, 2025 and April 1, 2027. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes’ maturity. During the three months ended September 30, 2024, we did not repurchase any of our 2025 convertible senior notes. As of September 30, 2024, we have repurchased a total of $582.5 million of our 2025 convertible senior notes, using $432.4 million in cash. As of September 30, 2024, we have $17.6 million remaining under the repurchase program for future repurchases.

In addition, as of September 30, 2024 we had $248.1 million principal amount of our term loan, maturing on October 20, 2028.

As of September 30, 2024, we had 40,000 shares of convertible preferred stock outstanding. We are required to settle these shares in the fourth quarter of 2024 by either paying $40,000, which is the mandatory redemption amount, or through a conversion into shares of our common stock. While not at our discretion, we anticipate settling in cash. See Note 10 to our consolidated financial statements for more information regarding our convertible preferred stock.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)

Net cash (used in) provided by operating activities	$(96,046)	$91,428
Net cash provided by investing activities	36,636	97,963
Net cash provided by (used in) financing activities	74,242	(304,347)

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

Net cash used in operating activities was $96.0 million for the nine months ended September 30, 2024, primarily attributable to our net loss of $128.4 million. This decrease was partially offset by a net increase of $84.6 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of and sale of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary use of cash related to changes in our assets and liabilities was $52.7 million in net originations of loans held for sale.

Net cash provided by operating activities was $91.4 million for the nine months ended September 30, 2023, primarily attributable to changes in assets and liabilities, which increased cash provided by operating activities by $150.4 million. This increase was partially offset by our net loss of $107.1 million. In addition, there was a net increase of $48.2 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $114.2 million decrease in inventory related to our properties business.

Net Cash Provided by Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash provided by investing activities was $36.6 million for the nine months ended September 30, 2024, primarily attributable to $45.6 million in net sales and maturities of our investments in U.S. government securities, partially offset by $9.0 million in purchases of property and equipment.

Net cash provided by investing activities was $98.0 million for the nine months ended September 30, 2023, primarily attributable to $107.2 million in net maturities in U.S. government securities, partially offset by $9.2 million in purchases of property and equipment.

Net Cash Provided By (Used In) Financing Activities

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

Net cash provided by financing activities was $74.2 million for the nine months ended September 30, 2024, attributable to $125.0 million in proceeds from the additional draw on our term loan and a $56.9 million increase in net borrowings under our warehouse credit facilities. This was partially offset by $107.0 million used in connection with repurchases of our 2025 notes.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2023, the estimated fair values of all reporting units substantially exceeded their carrying values. No goodwill impairment charges were recorded in the third quarter of 2024 or 2023.

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

As of September 30, 2024, we had cash and cash equivalents of $165.7 million. Declines in interest rates would reduce future investment income. Assuming no change in our outstanding cash and cash equivalents during the fourth quarter of 2024, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of September 30, 2024.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our other directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

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

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Christian Taubman(1)	Chief Growth Officer	Adoption	August 8, 2024	June 30, 2025	44,437
(1) Christian Taubman, our Chief Growth Officer, entered into a Rule 10b5-1 Plan on August 8, 2024. Mr. Taubman’s 10b5-1 Plan provides for the potential sale of 44,437 shares of our common stock.

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

Redfin Corporation
(Registrant)

November 7, 2024	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

November 7, 2024	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)