Form 10-K
period 2024-12-31
Redfin Corp
filed 2025-02-27
CIK 1382821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $706,662,982.

The registrant had 126,389,290 shares of common stock outstanding as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement to be filed in connection with the registrant’s 2025 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Redfin Corporation

Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

Representing Customers

Our brokerage efficiency results in savings that we share with our customers. We charge most home sellers a commission of 1% to 1.5%, compared to a more common 2.5% listing fee typically charged by traditional brokerages.

The results of our customer-first approach are clear. We:
•helped customers buy or sell more than 621,000 homes worth more than $316 billion through 2024;
•saved customers approximately $1.8 billion, when compared to a 2.5% commission, since our launch in 2006;
•drew more than 48 million monthly average visitors to our website and mobile application in 2024;
•had listings on the market for an average of 39 days during the twelve months ended July 1, 2024 compared to the industry average of 43 days, according to a study we commissioned; and, according to the same study, approximately 90% of Redfin listings sold within 90 days versus the industry average of approximately 87%.

To serve customers when our own agents can’t due to high demand or geographic limitations, we’ve developed partnerships with over 5,148 agents at other brokerages. Once we refer a customer to a partner agent, that agent, not us, represents the customer from the initial meeting through closing, at which point the agent pays us a portion of her commission as a referral fee.

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

Bay Equity underwrites mortgage loans and, after originating each loan, Bay Equity sells most of the loans to third-party mortgage investors, retains a small amount of mortgage servicing rights, and services a small portfolio of loans. Bay Equity is licensed in 48 states and the District of Columbia. These markets accounted for more than 98% of our brokerage's buy-side transactions in 2024.

Title Forward offers title and settlement services. Title Forward has officially launched in 12 states and the District of Columbia. These markets accounted for 67% of our brokerage's transactions in 2024.

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

Rent. competes with companies that provide an online marketplace for residential rental listings and related digital marketing solutions. We compete primarily on the scope and quality of listings we offer on our digital platforms, traffic generated through our websites and mobile applications, and the breadth of our broader marketing services. In February 2025, we announced a partnership with Zillow, Inc. (“Zillow”) to increase the scope and quality of our listings and to monetize our websites through selling leads to Zillow rather than through subscriptions directly to property managers (see Note 15).

Seasonality

For the impact of seasonality on our business, see "Quarterly Results of Operations and Key Business Metrics" under Item 7.

Our Lead Agents

Our goal is to be the best employer in real estate. At the heart of this goal is an investment in the real estate agents who directly help our customers buy and sell homes. We refer to these agents as our lead agents. Unlike traditional real estate brokerages, where agents work as independent contractors, we employ our lead agents and provide them with health insurance and other benefits as well as the opportunity to earn equity compensation. As a result, our lead agents in 2024 earned a median income that was more than two times as much as agents at competing brokerages. Also in 2024, our lead agents were, on average, more than twice as productive as agents at competing brokerages. And compared to the top-20 brokerages by volume in 2024, our lead agents had the highest annual sales volume. In January 2024, in four pilot markets, we began paying lead agents a larger transaction bonus in lieu of a base salary. We expanded this pay plan to an additional seven markets in May 2024, and to another 25 markets in August 2024. In October 2024, we moved all lead agents to this pay plan.

As of December 31, 2024, we had 4,778 employees. For 2024, our average number of lead agents was 1,765. See "Key Business Metrics - Average Number of Lead Agents" under Item 7.

Our Executive Officers

Below is information regarding our executive officers. Each executive officer holds office until his or her successor is duly elected and qualified or until the officer’s earlier resignation, disqualification, or removal.
•Glenn Kelman, age 54, has served as our chief executive officer since September 2005 and one of our directors since March 2006.
•Bridget Frey, age 47, has been employed by us since June 2011 and has served as our chief technology officer since February 2015.
•Anthony Kappus, age 44, has been employed by us since March 2014 and has served as our chief legal officer since May 2021. Mr. Kappus previously served as our senior vice president - legal affairs from August 2018 to May 2021 and vice president - legal from September 2014 to August 2018.
•Chris Nielsen, age 58, has served as our chief financial officer since June 2013.
•Anna Stevens, age 51, has served as our chief human resources officer since August 2022. Prior to joining Redfin, Ms. Stevens served as the Chief People Officer of HD Supply, Inc., a North American industrial distributor.
•Christian Taubman, age 46, has served as our chief growth officer since April 2021. Mr. Taubman previously served as our chief product officer from October 2019 to April 2021. Prior to joining Redfin, Mr. Taubman served in several different roles with Amazon (a technology company) from April 2011 to October 2019. As Director - Smart Home Verticals from December 2017 to October 2019, Mr. Taubman led employees in product management, software engineering, and program management, with the mission of helping customers to connect more smart devices to Amazon's Alexa virtual assistant.

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
•consumer hesitancy to spend or take on debt due to economic uncertainty;
•adverse changes in local or regional economic conditions in the markets that we serve, particularly our top-10 markets and markets into which we are attempting to expand;
•increased mortgage rates, reduced availability of mortgage financing, or increased down payment requirements;
•low home inventory levels, which may result from zoning regulations, higher construction costs including those resulting from potential tariffs, and housing market uncertainty that discourages some home sellers, among other factors;
•lack of affordably priced homes, which may result from home prices growing faster than wages, among other factors;
•volatility and general declines in the stock market or lower yields on individuals' investment portfolios;
•increased barriers to, or expenses associated with, home ownership, including the unavailability of insurance or rising insurance costs that may result from more frequent and severe natural disasters and inclement weather;
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
•changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and
•war, terrorism, political uncertainty, competing priorities of the new presidential administration, natural disasters, inclement weather, health epidemics or pandemics, and acts of God, and the effects of such events on the U.S. residential real estate market.

Our real estate services segment is concentrated in certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

For the year ended December 31, 2024, our top-10 markets by real estate services revenue consisted of the metropolitan areas of Boston, Chicago, Denver (including Boulder and Colorado Springs), Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle.

Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events may adversely and disproportionately affect demand for and sales prices of homes in these markets.For example, the recent fires in the Los Angeles area may have an adverse impact on local housing supply, demand, and sale prices in that market. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could adversely affect growth of our revenue, gross profit, profitability, and market share or otherwise harm our business.

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

We have integrated artificial intelligence (“AI”) technologies in many of our tools and features available on our website and in the tools that our agents use in their daily activities. For example, we may use AI technologies to estimate home values, scale frequently performed tasks, or answer customer questions. We may continue to integrate these technologies in new offerings. Notwithstanding the use of AI on our website and with certain agent activities, we’ve yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which if incorporated into our platform, may result in reputational harm to us and our agents and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which Large Language Models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the Fair Housing Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank act.

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

We believe that users of our website and mobile application come to us primarily because of the real estate listing data that we provide. Accordingly, if we were unable to obtain and provide comprehensive and accurate real estate listings data, our primary channels for meeting customers will be diminished. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. There are industry participants actively working to change local MLS rules to allow brokers and homeowners to exclude more listings from the MLSs. A competitor or another industry participant could also create an alternative listings data service, or their own exclusive listings database, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, which may result in fewer people using our website and mobile application.

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

Our websites and mobile applications are our primary channels for meeting new customers. Accordingly, our success depends on our ability to attract homebuyers, home sellers, and rental customers to our websites and mobile applications in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile applications from mobile application stores. We also rely on marketing methods such as targeted email campaigns, paid search advertising, social media marketing, podcasts, and TV.

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

As a result of our business model of employing our lead agents, our lead agents generally earn less on a per transaction basis than traditional agents who work as independent contractors at traditional brokerages. Because our model is uncommon in our industry, agents considering working for us may not understand our employee agent model or may not perceive it to be more attractive than the independent contractor compensation model used by most traditional brokerages. Additionally, due to the costs of employing our lead agents, lead agent turnover may be more costly to us than to traditional brokerages. If we are unable to attract, retain, effectively train, motivate, and utilize lead agents, we will be unable to offset the costs of employing them and grow our business. We may also be required to change our compensation model, which could significantly increase our lead agent compensation or other costs.

Also, as a result of employing our lead agents, we incur costs that our brokerage competitors do not, such as employee benefits, expense reimbursement, training, and employee transactional support staff. Because of this, we have significant costs that, in the event of decreased demand in the markets we serve, may result in us being unable to adjust as rapidly as some of our competitors. In turn, such demand declines may impact us more than our competitors.

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

We may not achieve some or all of the expected benefits of our recently announced partnership with Zillow and restructuring of our rentals segment.

On February 6, 2025, we entered into a Content License Agreement (the “Content License”) with Zillow, Inc. (“Zillow”), pursuant to which Zillow will become the exclusive provider of listings for multifamily rental properties with more than 25 units to be listed on Redfin and its sites, Rent.com and ApartmentGuide.com. During the term of the Content License, Zillow will pay Redfin per lead delivered. We also entered into a Partnership Agreement (the “Partnership Agreement”) with Zillow to facilitate Zillow’s entry into advertising agreements with property management companies that currently advertise on our sites. In connection with these agreements, we also announced a planned restructuring of our rentals segment, which is expected to impact approximately 450 rentals employees and result in approximately $18 million and $21 million in total charges in connection therewith, which we expect to be completed by the quarter ending September 30, 2025. If we are unable to implement these agreements and the corresponding restructuring successfully in whole or in part, or should the partnership once implemented fail to produce the expected benefits, our financial results and business may be materially and adversely affected. Additionally, the restructuring may entail higher costs or take more time than anticipated.

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

Redfin, as a brokerage, and our agents must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Furthermore, we are also required to comply with the requirements governing the licensing and conduct of mortgage and title and settlement businesses in the markets where we operate. Due to the geographic scope of our operations, we and our agents may not be in compliance with all of the required licenses at all times. Additionally, if we enter into new markets, we may become subject to additional licensing requirements. If we or our agents fail to obtain or maintain the required licenses for conducting our brokerage, mortgage, rentals, and title businesses or fail to strictly adhere to associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties.

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

We acquired Rent. on April 2, 2021 and Bay Equity on April 1, 2022. The anticipated benefits of each acquisition may not come to fruition. The ongoing integration of Rent. and Bay Equity continues to be challenging and time consuming, and may subject us to additional costs that we have not anticipated in evaluating the transaction. Furthermore, GAAP requires us to test the goodwill associated with these acquisitions at least annually and we review our goodwill and intangible assets for impairment when events change and indicate that an impairment may be appropriate. Depending on the results of these reviews, we may be required to record a non-cash charge to our earnings in the period we determined impairment was appropriate, which may negatively impact our results of operations in that period.

Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.

Cybersecurity incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, including the increase in more sophisticated types of phishing, ransomware, or malware attacks, which might interfere with our ability to detect and successfully defend against them. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information, intellectual property and data of our customers and employees, including personally identifiable information. Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that are critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may target us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers, employees, and independent contractors) and the disruption of business operations. Any real or perceived compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.

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

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.

Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers by, for example, posting fake real estate and rental listings on our sites, including our Redfin Rental Tools platform, and attempting to solicit personal information or money from customers, and by engaging with our employees by, for example, making fake requests for transfer of funds or sensitive information. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications, websites and internal systems, we may not be able to detect and prevent all such activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and business partners to lose trust in us and decrease or terminate their usage of our services, or could result in financial loss and harm our business.

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

We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws. The laws include, but are not limited to, those relating to real estate, brokerage, title, mortgage, advertising, privacy, competition, and consumer protection, labor and employment, and intellectual property. These laws and their related regulations may evolve frequently and may be inconsistent from one jurisdiction to another. Additionally, certain of these laws and regulations were created for traditional real estate brokerages, and it may be unclear how they affect us given our business model that is unlike traditional brokerages or certain of our services that historically have not been offered by traditional brokerages.

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

We are from time to time involved in, and may in the future be subject to, government investigations or enforcement actions and private third-party claims arising from the laws to which we are subject or the contracts to which we are a party. Such investigations, actions, and claims include, but are not limited to, matters relating to employment law (including misclassification), intellectual property, privacy and data protection, consumer protection, website accessibility, competition and antitrust laws, the Real Estate Settlement Procedures Act of 1974, the Fair Housing Act of 1968 or other fair housing statutes, cybersecurity incidents, data breaches, and commercial or contractual disputes. They may also relate to disputes, including, but not limited to, failure to disclose property defects, failure to meet client legal obligations, negligence, commission disputes, personal injury or property damage claims, and vicarious liability based upon conduct of individuals or entities outside of our control, including partner agents, third-party contractor agents, clients, and users of Redfin’s sites or products. See Note 7 to our consolidated financial statements for a discussion of pending third-party claims that we believe may be material to us.

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

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint in federal district court for the Western District of Missouri alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (an award that was subject to trebling). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. Redfin has been named as one of several defendants in similar putative class action suits as described under the caption “Lawsuits Alleging Antitrust Violations” above under Item 8, Note 7: Commitments and Contingencies.

On May 3, 2024, we entered into a settlement term sheet (the “Proposed Settlement”) and on June 26, 2024, we executed a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, all claims asserted in two of those lawsuits pending in the United States District Court for the Western District of Missouri (the “Gibson Action” and the “Umpa Action” each as defined under Item 8, Note 7). The Settlement Agreement resolves all claims in those two lawsuits and similar claims on behalf of home sellers (including those who sold and bought a home) (subject to opt-outs and objections) on a nationwide basis against Redfin (the “Claims”) and releases Redfin, its subsidiaries, and its employees and contractors from the Claims. Neither the Proposed Settlement nor the Settlement Agreement include any admissions of liability.

Under the Settlement Agreement, Redfin paid $9.3 million (the “Settlement Amount”) into a qualified settlement fund on August 26, 2024. The Settlement Amount is included in other current assets and accrued and other liabilities in our consolidated balance sheets as of December 31, 2024. In the first quarter of 2024, we recorded the Settlement Amount to general and administrative in our consolidated statements of comprehensive loss. Redfin also agreed to implement or continue certain practices outlined in the Settlement Agreement.

On July 15, 2024, the United States District Court for the Western District of Missouri issued an Order Granting Preliminary Approval of the Settlement Agreement and the court entered an Order granting final approval of the Settlement Agreement on November 4, 2024. On December 3, 2024, a member of the proposed settlement class filed a notice of appeal, appealing the court’s order granting final approval of the Settlement Agreement. On December 16, 2024, additional members of the settlement class separately appealed. The appeals are currently pending before the United States Court of Appeals for the Eighth Circuit.

The district court’s order granting final approval of the Settlement Agreement may be overturned by the United States Court of Appeals for the Eighth Circuit and, if so, we may be forced to continue litigating the Gibson Action and Umpa Action, as well as other similar class action suits. Defending against class action litigation is costly, may divert time and money away from our operations, and imposes a significant burden on management and employees. Also, the results of any such litigation or investigation cannot be predicted with certainty, and any negative outcome could result in payments of substantial monetary damages or fines, and/or undesirable changes to our operations or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected.

On March 15, 2024, NAR entered a settlement agreement to resolve on a class-wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements. The NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received preliminary court approval on April 23, 2024 and final court approval on November 27, 2024. Several notices of appeal have been filed, appealing the court’s order granting final approval of the NAR settlement. The matter is currently pending before the United States Court of Appeals for the Eighth Circuit.

These revised NAR rules and practices went into effect on August 17, 2024. The revised NAR rules and practices may require changes to our business model, including changes to agent and broker compensation and how we meet home buyers. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Or, if buyers now compensate brokers, they may be more likely to contact listing agents directly, which could drive down dual agent broker commissions. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. The amended rules and regulations requiring us to get a buyer agreement signed before we take a home buyer on a first tour may dissuade buyers from hiring Redfin, thereby reducing the fees we receive from our agents. These and other shifts in the model for agent and broker compensation could significantly change the brokerage landscape overall and may adversely affect our financial condition and results of operations. In addition, given that these matters remain subject to appeal, it is possible that the revised rules and practices may be subject to additional changes in the future, including the potential that they may be rolled back in whole or in part.

In addition to the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ began investigating NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and on April 5, 2024, a federal appeals court decided that the DOJ could reopen its investigation. On October 10, 2024, NAR filed a petition for writ of certiorari, asking the Supreme Court of the United States to review the federal appeals court’s decision. On January 13, 2025, the Supreme Court of the United States denied NAR’s petition for certiorari. The DOJ may expand its investigations into the practices of individual local REALTOR® associations or MLSs. This could result in further changes to industry standards or brokerage operations in some or all of our markets. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further government enforcement action, private litigation, or settlement that may result therefrom.

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

In addition, our term loan facility prohibits us from making any cash payments on the conversion or repurchase of our notes if an event of default exists under our term loan facility or if, after giving effect to such conversion or repurchase, we would not be in compliance with the financial covenants under our term loan facility. Our failure to make payments when due may result in an event of default under the indentures governing our convertible senior notes and cause (i) with respect to our 2025 notes, the remaining $73.8 million aggregate principal amount, and (ii) with respect to our 2027 notes, the entire $503.1 million aggregate principal amount, plus, in each case, any accrued and unpaid interest, to become due immediately and prior to the maturity date, and may further result in a default under our term loan facility. Any acceleration of the amounts outstanding under our indebtedness could result in our bankruptcy. In a bankruptcy, our term loan lender first, and the holders of our convertible senior notes second, would have a claim to our assets senior to the claims of holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

Our board of directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, business partners, stockholders, and employees. Our audit committee oversees our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that focuses on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

To facilitate the success of our cybersecurity risk management program, the CSIRT is composed of multidisciplinary teams throughout Redfin who are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The audit committee consists of at least three members of the Board. The ISSC includes our chief financial officer (“CFO”), our chief legal officer (“CLO”), and other key leaders across the company. Our chief technology officer (“CTO”) oversees our security team. Our CFO has over 30 years of experience managing risks at Redfin, Zappos, Amazon (Home and Garden), Bain & Company and Accenture, including risks arising from cybersecurity threats. Our CLO has 16 years of experience managing risks, including risks arising from cybersecurity threats. Our CTO has over 24 years of experience, including experience managing risks arising from cybersecurity threats across several industries to include health care and business solutions. Our Director of Security has 17 years of experience building and leading cybersecurity teams at Microsoft, Ubisoft, and Citrix Systems.

Collaborative Approach—We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents, so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner. The ISSC and the CSIRT work collaboratively to build and implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans.

Technical Safeguards—We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including rate-limiting and web application firewalls, anti-malware and anti-phishing technology, access controls, and threat detection systems including posture management tooling. We conduct regular security reviews of our technical components, code, libraries, and environments.

Incident Response and Recovery Planning—We maintain incident response and recovery plans that address our response to a cybersecurity incident. These plans are tested and evaluated on a regular basis.

Third-Party Risk Management—We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness—We provide mandatory training for our personnel regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. We report the results of these assessments, audits and reviews to the ISSC, the audit committee, and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance—We maintain cyber insurance coverage.

Risks from Cybersecurity Threats

To date we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to affect our business, including our business strategy, results of operations or financial condition.

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

As of February 19, 2025, we had 203 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the S&P 500 Index and the RDG Composite Index. The period shown commences on December 31, 2018, which was the year in which our common stock first started trading after our initial public offering ("IPO"), and ends on December 31, 2024.

Unregistered Sales of Securities

During the period covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

During the quarter ended December 31, 2024, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. As part of the mandatory redemption of our convertible preferred stock, the following activity occurred during the quarter ended December 31, 2024:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2024	—	—	—	—
November 1-30, 2024	40,000	$1,000	—	—
December 1-31, 2024	—	—	—	—
(a) 40,000 shares were repurchased through the mandatory redemption of our convertible preferred stock, not through a publicly announced plan or program. See Note 10 for more details.

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

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022 and continuing through the fourth quarter of 2024, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors.

From April 2022, after completing the acquisition of Bay Equity, through December 2024, through involuntary reductions and attrition, we reduced our total number of employees by 39%. These workforce reductions were intended to align the size of our operations with the level of consumer demand for our services at that time.

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

	Year Ended December 31,
	2024	2023	2022
Monthly average visitors (in thousands)	48,129	49,479	49,654
Real estate services transactions
Brokerage	48,982	47,244	66,554
Partner	12,448	14,676	13,649
Total	61,430	61,920	80,203
Real estate services revenue per transaction
Brokerage	$12,403	$12,260	$11,269
Partner	2,838	2,681	2,718
Aggregate	10,465	9,990	9,814
U.S. market share by units(1)	0.76%	0.76%	0.80%
Revenue from top-10 markets as a percentage of real estate services revenue	56%	55%	58%
Average number of lead agents	1,765	1,776	2,426
Mortgage originations by dollars (in millions)	$4,556	$4,268	$4,317
Mortgage originations by units (in ones)	10,891	10,654	10,625
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

From 2023 to 2024, the percentage of brokerage transactions from home sellers was essentially unchanged at approximately 44%.

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

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We recognize these fees as revenue on the closing of a transaction. We earn a fixed percentage of the partner agent's commission based on the terms of our referral agreements. Due to variability in factors outside our control, including final sale prices and actual commission rates, we recognize revenue only upon closing of the underlying real estate transaction when such variability has been resolved. Partner revenue is affected by the number of partner transactions closed, home-sale prices, and commission rates. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.

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

Title Revenue

Title Revenue—Title revenue includes fees earned from title settlement services. Substantially all fees and revenue from title services are recognized when the service is provided.

Monetization Revenue

Monetization Revenue—Monetization revenue includes advertising and Walk Score data services. Substantially all fees and revenue from monetization services are recognized when the service is provided.

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

Restructuring and Reorganization

Restructuring and reorganization costs primarily include severance pay and retention bonuses related to workforce reductions and operational efficiency initiatives. As of December 31, 2024, there were no significant outstanding liabilities associated with these restructuring and reorganization activities.

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

Income Tax Benefit (Expense)

Income tax benefit (expense) primarily relates to current state income taxes and deferred federal and state income taxes.

Gain on Extinguishment of Convertible Senior Notes

Gain on extinguishment of convertible senior notes relates to gains recognized on the repurchase of our convertible senior notes.

Other Expense, Net

Other expense, net consists primarily of losses related to fixed asset disposals or write-offs and other assets.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$1,042,979	$976,672	$1,099,574
Cost of revenue(1)	678,778	646,853	790,455
Gross profit	364,201	329,819	309,119
Operating expenses:
Technology and development(1)	163,927	183,294	178,924
Marketing(1)	114,481	117,863	155,309
General and administrative(1)	235,364	238,790	243,390
Restructuring and reorganization	5,684	7,927	32,353
Total operating expenses	519,456	547,874	609,976
Loss from continuing operations	(155,255)	(218,055)	(300,857)
Interest income	6,348	10,532	6,639
Interest expense	(27,780)	(9,524)	(8,886)
Income tax benefit (expense)	530	(979)	(116)
Gain on extinguishment of convertible senior notes	12,000	94,019	57,193
Other expense, net	(644)	(2,385)	(3,770)
Net loss from continuing operations	$(164,801)	$(126,392)	$(249,797)
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$11,180	$12,914	$15,137
Technology and development	34,339	33,111	26,365
Marketing	5,027	5,148	3,991
General and administrative	20,613	19,528	17,526
Total	$71,159	$70,701	$63,019

	Year Ended December 31,
	2024	2023	2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	65.1	66.2	71.9
Gross profit	34.9	33.8	28.1
Operating expenses:
Technology and development(1)	15.7	18.8	16.3
Marketing(1)	11.0	12.1	14.1
General and administrative(1)	22.6	24.4	22.1
Restructuring and reorganization	0.5	0.8	2.9
Total operating expenses	49.8	56.1	55.4
Loss from continuing operations	(14.9)	(22.3)	(27.3)
Interest income	0.6	1.1	0.6
Interest expense	(2.7)	(1.0)	(0.8)
Income tax benefit (expense)	0.1	(0.1)	—
Gain on extinguishment of convertible senior notes	1.2	9.6	5.2
Other expense, net	(0.1)	(0.2)	(0.3)
Net loss from continuing operations	(15.8)%	(12.9)%	(22.6)%
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022

	(as a percentage of revenue)
Cost of revenue	1.1%	1.3%	1.4%
Technology and development	3.3	3.4	2.4
Marketing	0.5	0.5	0.4
General and administrative	2.0	2.0	1.6
Total	6.9%	7.2%	5.8%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$607,541	$579,226	$28,315	5%
Partner	35,326	39,351	(4,025)	(10)
Total real estate services	642,867	618,577	24,290	4
Rentals	203,739	184,812	18,927	10
Mortgage	139,829	134,108	5,721	4
Title	37,509	25,095	12,414	49
Monetization	19,035	14,080	4,955	35
Total revenue	$1,042,979	$976,672	$66,307	7
Percentage of revenue
Real estate services
Brokerage	58.3%	59.3%
Partner	3.4	4.0
Total real estate services	61.7	63.3
Rentals	19.5	18.9
Mortgage	13.4	13.7
Title	3.6	2.6
Monetization	1.8	1.5
Total revenue	100.0%	100.0%

In 2024, revenue increased by $66.3 million, or 7%, as compared with 2023. This increase in revenue was primarily attributable to a $24.3 million increase in real estate services revenue. Brokerage revenue increased by $28.3 million and partner revenue decreased by $4.0 million. Brokerage revenue increased 5% during the period, driven by a 4% increase in brokerage transactions and a 1% increase in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$487,513	$462,625	$24,888	5%
Rentals	47,724	42,086	5,638	13
Mortgage	115,556	118,178	(2,622)	(2)
Title	27,024	23,335	3,689	16
Monetization	961	629	332	53
Total cost of revenue	$678,778	$646,853	$31,925	5

Gross profit
Real estate services	$155,354	$155,952	$(598)	—%
Rentals	156,015	142,726	13,289	9
Mortgage	24,273	15,930	8,343	52
Title	10,485	1,760	8,725	496
Monetization	18,074	13,451	4,623	34
Total gross profit	$364,201	$329,819	$34,382	10

Gross margin (percentage of revenue)
Real estate services	24.2%	25.2%
Rentals	76.6	77.2
Mortgage	17.4	11.9
Title	28.0	7.0
Monetization	95.0	95.5
Total gross margin	34.9	33.8

In 2024, total cost of revenue increased by $31.9 million, or 5%, as compared with 2023. This increase in cost of revenue was primarily attributable to a $27.1 million increase in personnel costs, transaction bonuses, and home-touring and field expenses.

Total gross margin increased 110 basis points, driven primarily by increases in mortgage and title gross margins, and the relative growth of our rentals and monetization businesses. This increase in total gross margin was partially offset by decreases in real estate services, rentals, and monetization gross margins.

In 2024, real estate services gross margin decreased 100 basis points. This was primarily attributable to a 380 basis point increase in personnel costs and transaction bonuses, partially offset by a 270 basis point decrease in home-touring and field expenses, each as a percentage of revenue, as we have eliminated compensation for home-touring and field expenses and replaced it with transaction bonuses for employee agents. We completed this transition to all-variable agent compensation in the quarter ended December 31, 2024.

In 2024, rentals gross margin decreased by 60 basis points. This was primarily attributable to a 120 basis point increase in marketing expense as a percentage of revenue. This was partially offset by a 20 basis point reduction in personnel costs as a percentage of revenue.

In 2024, mortgage gross margin increased by 550 basis points. This was primarily attributable to a 260 basis point decrease in personnel costs and transaction bonuses, a 160 basis point decrease in office and occupancy expenses, and a 130 basis point decrease in production costs, each as a percentage of revenue.

In 2024, title gross margin increased by 2,100 basis points. This was primarily attributable to a 1,280 decrease in personnel costs and transaction bonuses, and a 340 basis point decrease in production costs, each as a percentage of revenue.

In 2024, monetization gross margin decreased by 50 basis points.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Technology and development	$163,927	$183,294	$(19,367)	(11)%
Marketing	114,481	117,863	(3,382)	(3)
General and administrative	235,364	238,790	(3,426)	(1)
Restructuring and reorganization	5,684	7,927	(2,243)	(28)
Total operating expenses	$519,456	$547,874	$(28,418)	(5)
Percentage of revenue
Technology and development	15.7%	18.8%
Marketing	11.0	12.1
General and administrative	22.6	24.4
Restructuring and reorganization	0.5	0.8
Total operating expenses	49.8%	56.1%

In 2024, technology and development expenses decreased by $19.4 million, or 11%, as compared with 2023. The decrease was primarily attributable to a $16.4 million decrease in amortization expense, as the intangible technology assets acquired with Rent. completed their amortization.

In 2024, marketing expenses decreased by $3.4 million, or 3%, as compared with 2023. The decrease was primarily attributable to a $1.7 million decrease in outside services, and a $0.8 million decrease in marketing media costs.

In 2024, general and administrative expenses decreased by $3.4 million, or 1%, as compared with 2023. This was primarily attributable to an $8.0 million decrease in company event costs including our annual, in-person company event, which we did not conduct in 2024, a $4.3 million decrease in office and occupancy expenses, and a $2.3 million decrease in personnel costs. This was partially offset by a $9.4 million increase in legal settlements. See Note 7 to our consolidated financial statements for information on these legal matters.

In 2024, restructuring and reorganization expenses decreased by $2.2 million, or 28%, as compared with the same period in 2023.

Interest Income, Interest Expense, Income Tax Benefit (Expense), Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$6,348	$10,532	$(4,184)	(40)%
Interest expense	(27,780)	(9,524)	(18,256)	192
Income tax benefit (expense)	530	(979)	1,509	(154)
Gain on extinguishment of convertible senior notes	12,000	94,019	(82,019)	(87)
Other expense, net	(644)	(2,385)	1,741	(73)
Interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible senior notes, and other expense, net	$(9,546)	$91,663	$(101,209)	(110)
Percentage of revenue
Interest income	0.6%	1.1%
Interest expense	(2.7)	(1.0)
Income tax benefit (expense)	0.1	(0.1)
Gain on extinguishment of convertible senior notes	1.2	9.6
Other expense, net	(0.1)	(0.2)
Interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible senior notes, and other expense, net	(0.9)%	9.4%

In 2024, interest income, interest expense, income tax benefit (expense), gain on extinguishment of convertible senior notes, and other expense, net decreased by $101.2 million, as compared with 2023.

Interest income decreased by $4.2 million primarily due to lower interest rates on our cash, cash equivalents, and investments compared with 2023, and a lower cash balance as compared to 2023.

Interest expense increased by $18.3 million primarily due to interest on our term loan, which we did not have in the full period of 2023. See Note 14 to our consolidated financial statements for further information on our debt.

Gain on extinguishment of convertible senior notes decreased by $82.0 million, due to our paying down a smaller portion of our 2025 and 2027 notes at a discount, where there was $94.0 million of such activity in 2023. See Note 14 to our consolidated financial statements for further information on these transactions.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Real estate services
Brokerage	$579,226	$749,985	$(170,759)	(23)%
Partner	39,351	37,091	2,260	6
Total real estate services	618,577	787,076	(168,499)	(21)
Rentals	184,812	155,910	28,902	19
Mortgage	134,108	132,904	1,204	1
Title	25,095	17,425	7,670	44
Monetization	14,080	6,259	7,821	125
Total revenue	$976,672	$1,099,574	$(122,902)	(11)
Percentage of revenue
Real estate services
Brokerage	59.3%	68.2%
Partner	4.0	3.4
Total real estate services	63.3	71.6
Rentals	18.9	14.2
Mortgage	13.7	12.1
Title	2.6	1.6
Monetization	1.5	0.5
Total revenue	100.0%	100.0%

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

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Cost of revenue
Real estate services	$462,625	$608,027	$(145,402)	(24)%
Rentals	42,086	33,416	8,670	26
Mortgage	118,178	126,552	(8,374)	(7)
Title	23,335	21,694	1,641	8
Monetization	629	766	(137)	(18)
Total cost of revenue	$646,853	$790,455	$(143,602)	(18)

Gross profit
Real estate services	$155,952	$179,049	$(23,097)	(13)%
Rentals	142,726	122,494	20,232	17
Mortgage	15,930	6,352	9,578	151
Title	1,760	(4,269)	6,029	(141)
Monetization	13,451	5,493	7,958	145
Total gross profit	$329,819	$309,119	$20,700	7

Gross margin (percentage of revenue)
Real estate services	25.2%	22.7%
Rentals	77.2	78.6
Mortgage	11.9	4.8
Title	7.0	(24.5)
Monetization	95.5	87.8
Total gross margin	33.8	28.1

In 2023, total cost of revenue increased by $143.6 million, or 18%, as compared with 2022. Included in the decrease was $118.0 million resulting from our acquisition of Bay Equity, and there were $118.1 million of expenses in 2022. Excluding these expenses from Bay Equity, this decrease in cost of revenue was primarily attributable to a $128.1 million decrease in personnel costs and transaction bonuses, due to decreased headcount and decreased brokerage transactions, respectively.

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

In 2023, title gross margin increased by 3,150 basis points. This was primarily attributable to a 2,270 basis point decrease in personnel costs and transaction bonuses, and a 620 basis point decrease in production costs, each as a percentage of revenue.

In 2023, monetization gross margin increased by 770 basis points. This was primarily attributable to an increase in revenue.

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

In 2023, restructuring and reorganization expenses decreased by $24.4 million or 75%, as compared with the same period in 2022. This decrease is primarily attributable to a lower volume of restructuring activities as compared with 2022, when we decided to wind-down our properties segment.

Interest Income, Interest Expense, Income Tax Expense, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Interest income	$10,532	$6,639	$3,893	59%
Interest expense	(9,524)	(8,886)	(638)	7
Income tax expense	(979)	(116)	(863)	744
Gain on extinguishment of convertible senior notes	94,019	57193	36,826	64
Other expense, net	(2,385)	(3,770)	1,385	(37)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	$91,663	$51,060	$40,603	80
Percentage of revenue
Interest income	1.1%	0.6%
Interest expense	(1.0)	(0.8)
Income tax expense	(0.1)	—
Gain on extinguishment of convertible senior notes	9.6	5.2
Other expense, net	(0.2)	(0.3)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	9.4%	4.7%

In 2023, interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net increased by $40.6 million as compared to the same period in 2022.

Interest income increased by $3.9 million primarily due to higher interest rates on our cash, cash equivalents, and investments compared with 2022.

Interest expense increased by $0.6 million primarily due to our term loan due in 2028. See Note 14 to our consolidated financial statements for further information on our debt.

Income tax expense decreased by $0.9 million primarily due to state income tax expenses, and items associated with our acquisitions of Rent. and Bay Equity. See Note 13 to our consolidated financial statements.

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

Quarterly Results

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Revenue	$244,282	$278,015	$295,203	$225,479	$218,077	$268,956	$275,556	$214,083
Cost of revenue(1)	162,342	176,152	185,617	154,667	144,926	170,616	175,366	155,945
Gross profit	81,940	101,863	109,586	70,812	73,151	98,340	100,190	58,138
Operating expenses:
Technology and development(1)	34,951	40,332	42,215	46,429	44,098	44,392	47,141	47,663
Marketing(1)	22,157	27,186	40,260	24,878	20,332	24,095	33,033	40,403
General and administrative(1)	53,998	58,788	54,705	67,873	52,206	55,380	61,765	69,439
Restructuring and reorganization	952	2,509	1,334	889	768	—	6,106	1,053
Total	112,058	128,815	138,514	140,069	117,404	123,867	148,045	158,558
Loss from continuing operations	(30,118)	(26,952)	(28,928)	(69,257)	(44,253)	(25,527)	(47,855)	(100,420)
Interest income	1,216	1,839	1,461	1,832	2,362	2,060	2,704	3,406
Interest expense	(8,283)	(8,537)	(6,086)	(4,874)	(4,233)	(1,603)	(1,766)	(1,922)
Income tax benefit (expense)	905	12	(559)	172	(97)	(239)	(233)	(410)
Gain on extinguishment of convertible senior notes	—	—	6,314	5,686	25,171	6,495	20,083	42,270
Other expense, net	(85)	(144)	(82)	(333)	(1,848)	(158)	(145)	(234)
Net loss from continuing operations	$(36,365)	$(33,782)	$(27,880)	$(66,774)	$(22,898)	$(18,972)	$(27,212)	$(57,310)
Net loss from continuing operations attributable to common stock	$(36,732)	$(34,064)	$(28,071)	$(67,007)	$(23,114)	$(19,307)	$(27,509)	$(57,536)
Net loss from continuing operations per share—basic and diluted	$(0.29)	$(0.28)	$(0.23)	$(0.57)	$(0.20)	$(0.17)	$(0.25)	$(0.52)
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Cost of revenue	$2,577	$2,819	$3,045	$2,739	$2,741	$3,037	$3,001	$4,135
Technology and development	8,247	9,135	8,718	8,239	8,352	8,391	8,241	8,127
Marketing	1,116	1,131	1,349	1,431	1,312	1,337	1,254	1,245
General and administrative	5,277	5,217	5,119	5,000	3,148	6,035	5,025	5,320
Total	$17,217	$18,302	$18,231	$17,409	$15,553	$18,800	$17,521	$18,827

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	66.5	63.4	62.9	68.6	66.5	63.4	63.6	72.8
Gross profit	33.5	36.6	37.1	31.4	33.5	36.6	36.4	27.2
Operating expenses
Technology and development(1)	14.3	14.5	14.3	20.6	20.2	16.5	17.1	22.3
Marketing(1)	9.1	9.8	13.6	11.0	9.3	9.0	12.0	18.9
General and administrative(1)	22.1	21.1	18.5	30.1	23.9	20.6	22.4	32.4
Restructuring and reorganization	0.4	0.9	0.5	0.4	0.4	—	2.2	0.5
Total	45.9	46.3	46.9	62.0	53.8	46.1	53.7	74.1
Loss from continuing operations	(12.4)	(9.7)	(9.8)	(30.7)	(20.3)	(9.5)	(17.3)	(46.9)
Interest income	0.5	0.7	0.5	0.8	1.1	0.8	1.0	1.6
Interest expense	(3.4)	(3.1)	(2.1)	(2.2)	(1.9)	(0.6)	(0.6)	(0.9)
Income tax benefit (expense)	0.4	—	(0.2)	0.1	—	(0.1)	(0.1)	(0.2)
Gain on extinguishment of convertible senior notes	—	—	2.1	2.5	11.5	2.4	7.3	19.7
Other expense, net	—	(0.1)	—	(0.1)	(0.8)	(0.1)	(0.1)	(0.1)
Net loss from continuing operations	(14.9)%	(12.2)%	(9.5)%	(29.6)%	(10.4)%	(7.1)%	(9.8)%	(26.8)%
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023

	(as a percentage of revenue)
Cost of revenue	1.1%	1.0%	1.0%	1.2%	1.3%	1.1%	1.1%	1.9%
Technology and development	3.4	3.3	3.0	3.7	3.8	3.1	3.0	3.8
Marketing	0.5	0.4	0.5	0.6	0.6	0.5	0.5	0.6
General and administrative	2.1	1.9	1.7	2.2	1.3	2.3	1.8	2.5
Total	7.1%	6.6%	6.2%	7.7%	7.0%	7.0%	6.4%	8.8%

Our revenue and cost of revenue have typically followed the seasonal pattern of the residential real estate industry. As such, revenue and cost of revenue increase sequentially from the first quarter to the second and third quarters. Fourth quarter revenue typically declines sequentially from the third quarter.

Quarterly Key Business Metrics

	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Monthly average visitors (in thousands)	42,680	49,413	51,619	48,803	43,861	51,309	52,308	50,440
Real estate services transactions
Brokerage	11,441	13,324	14,178	10,039	10,152	13,075	13,716	10,301
Partner	2,922	3,440	3,395	2,691	3,186	4,351	3,952	3,187
Total	14,363	16,764	17,573	12,730	13,338	17,426	17,668	13,488
Real estate services revenue per transaction
Brokerage	$12,249	$12,363	$12,545	$12,433	$12,248	$12,704	$12,376	$11,556
Partner	3,027	3,025	2,859	2,367	2,684	2,677	2,756	2,592
Aggregate	10,373	10,447	10,674	10,305	9,963	10,200	10,224	9,438
U.S. market share by units(1)	0.72%	0.76%	0.77%	0.77%	0.72%	0.78%	0.75%	0.79%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	56%	56%	56%	55%	55%	56%	55%	53%
Average number of lead agents	1,927	1,757	1,719	1,658	1,692	1,744	1,792	1,876
Mortgage originations by dollars (in millions)	$1,035	$1,214	$1,338	$969	$885	$1,110	$1,282	$991
Mortgage originations by units (in ones)	2,434	2,900	3,192	2,365	2,293	2,786	3,131	2,444
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

Segment Financial Information

The tables below present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the years ended December 31, 2024, 2023, and 2022.

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

Effective December 31, 2024, we determined that our monetization operating segment, previously included within our other segment, meets the quantitative thresholds for separate reporting under ASC 280. This determination was based on monetization’s segment profit exceeding 10% of the combined reported segment profit. Accordingly, monetization is now reported as a separate reportable segment. We have recast our segment information for all prior periods to conform to the current segment structure. This change in segment reporting has no impact on our historical consolidated balance sheets, results of operations, or cash flows. Segment financial information, including a reconciliation of adjusted EBITDA to net (loss) income from continuing operations, for the years ended December 31, 2024, 2023, and 2022, as recast, is presented below:

	Year Ended December 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$642,867	$203,739	$139,829	$37,509	$19,035	$—	$1,042,979
Cost of revenue	487,513	47,724	115,556	27,024	961	—	678,778
Gross profit	155,354	156,015	24,273	10,485	18,074	—	364,201
Operating expenses
Technology and development	105,268	48,015	2,727	448	3,107	4,362	163,927
Marketing	57,961	53,490	2,988	37	4	1	114,481
General and administrative	74,794	88,447	25,428	3,215	1,520	41,960	235,364
Restructuring and reorganization	—	—	—	—	—	5,684	5,684
Total operating expenses	238,023	189,952	31,143	3,700	4,631	52,007	519,456
(Loss) income from continuing operations	(82,669)	(33,937)	(6,870)	6,785	13,443	(52,007)	(155,255)
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other expense, net	(25)	197	(2,968)	690	283	(7,723)	(9,546)
Net (loss) income from continuing operations	$(82,694)	$(33,740)	$(9,838)	$7,475	$13,726	$(59,730)	$(164,801)

	Year ended December 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Net (loss) income from continuing operations	$(82,694)	$(33,740)	$(9,838)	$7,475	$13,726	$(59,730)	$(164,801)
Interest income(1)	(67)	(365)	(11,615)	(690)	(283)	(4,944)	(17,964)
Interest expense(2)	—	—	14,208	—	—	24,798	39,006
Income tax expense (benefit)	—	109	—	—	—	(639)	(530)
Depreciation and amortization	12,445	25,038	3,660	109	673	843	42,768
Stock-based compensation(3)	44,423	13,443	1,038	1,119	1,157	9,979	71,159
Restructuring and reorganization(4)	—	—	—	—	—	5,684	5,684
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(12,000)	(12,000)
Legal contingencies(5)	—	—	—	—	—	10,154	10,154
Adjusted EBITDA	$(25,893)	$4,485	$(2,547)	$8,013	$15,273	$(25,855)	$(26,524)
(1) Interest income includes $11.6 million of interest income related to originated mortgage loans for the year ended December 31, 2024.
(2) Interest expense includes $11.2 million of interest expense related to our warehouse credit facilities for the year ended December 31, 2024.
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
(5) Legal contingencies includes expenses related to material contingent liabilities resulting from litigation or other legal proceedings.

	Year Ended December 31, 2023
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue(1)	$618,577	$184,812	$134,108	$25,095	$14,080	$—	$976,672
Cost of revenue	462,625	42,086	118,178	23,335	629	—	646,853
Gross profit	155,952	142,726	15,930	1,760	13,451	—	329,819
Operating expenses
Technology and development	108,201	63,934	2,871	510	3,994	3,784	183,294
Marketing	59,746	53,952	4,064	54	6	41	117,863
General and administrative	76,851	94,252	25,012	2,776	1,241	38,658	238,790
Restructuring and reorganization	—	503	—	—	—	7,424	7,927
Total operating expenses	244,798	212,641	31,947	3,340	5,241	49,907	547,874
(Loss) income from continuing operations	(88,846)	(69,915)	(16,017)	(1,580)	8,210	(49,907)	(218,055)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	59	215	(392)	348	364	91,069	91,663
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$(1,232)	$8,574	$41,162	$(126,392)
(1) Included in revenue is $1.2 million from providing services to our discontinued properties segment.

	Year ended December 31, 2023
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$(1,232)	$8,574	$41,162	$(126,392)
Interest income(1)	(59)	(338)	(11,238)	(348)	(364)	(9,407)	(21,754)
Interest expense(2)	—	—	12,055	—	—	9,417	21,472
Income tax expense	—	123	289	—	—	567	979
Depreciation and amortization	16,020	39,876	3,864	137	865	2,000	62,762
Stock-based compensation(3)	44,002	14,653	1,466	885	1,361	8,334	70,701
Acquisition-related costs(4)	—	—	—	—	—	8	8
Restructuring and reorganization(5)	—	503	—	—	—	7,424	7,927
Impairment(6)	—	—	—	—	—	1,948	1,948
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(94,019)	(94,019)
Adjusted EBITDA	$(28,824)	$(14,883)	$(9,973)	$(558)	$10,436	$(32,566)	$(76,368)
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
(6) Impairment consists of impairment losses due to subleasing two of our operating leases.

	Year Ended December 31, 2022
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue(1)	$787,076	$155,910	$132,904	$17,425	$6,259	$—	$1,099,574
Cost of revenue	608,027	33,416	126,552	21,694	766	—	790,455
Gross profit	179,049	122,494	6,352	(4,269)	5,493	—	309,119
Operating expenses
Technology and development	105,196	59,899	6,034	1,728	1,863	4,204	178,924
Marketing	98,673	51,064	4,889	194	5	484	155,309
General and administrative	88,171	92,728	25,680	2,751	556	33,504	243,390
Restructuring and reorganization	—	—	—	—	—	32,353	32,353
Total operating expenses	292,040	203,691	36,603	4,673	2,424	70,545	609,976
Loss from continuing operations	(112,991)	(81,197)	(30,251)	(8,942)	3,069	(70,545)	(300,857)
Interest income, interest expense, income tax expense (benefit) and other income, net	(123)	1,389	(114)	47	93	49,768	51,060
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(8,895)	$3,162	$(20,777)	$(249,797)
(1) Included in revenue is $17.8 million from providing services to our discontinued properties segment.

	Year ended December 31, 2022
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(8,895)	$3,162	$(20,777)	$(249,797)
Interest income(1)	—	(24)	(10,499)	(48)	(95)	(6,447)	(17,113)
Interest expense(2)	—	—	8,580	—	—	8,778	17,358
Income tax (benefit) expense	—	(1,077)	—	—	—	1,193	116
Depreciation and amortization	17,526	38,683	3,438	339	750	1,836	62,572
Stock-based compensation(3)	36,652	11,319	4,132	981	515	9,420	63,019
Acquisition-related costs(4)	—	—	—	—	—	2,437	2,437
Restructuring and reorganization(5)	—	—	—	—	—	32,353	32,353
Impairment(6)	—	—	—	—	—	1,136	1,136
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(57,193)	(57,193)
Adjusted EBITDA	$(58,936)	$(30,907)	$(24,714)	$(7,623)	$4,332	$(27,264)	$(145,112)
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
(6) Impairment consists of impairment losses due to subleasing one of our operating leases.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $124.7 million.

As of December 31, 2024, we had $576.9 million aggregate principal amount of convertible senior notes outstanding across two issuances maturing between October 15, 2025 and April 1, 2027. See Note 14 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes' maturity. During the year ended December 31, 2024, we repurchased and retired $119.7 million of our 2025 convertible senior notes pursuant to the repurchase program authorized by our board of directors on October 19, 2023, using $107.0 million in cash. As of December 31, 2024, we have repurchased a total of $582.5 million of our 2025 convertible senior notes, using $432.4 million in cash. As of December 31, 2024, we have $17.6 million remaining under the repurchase program for future repurchases.

In addition, as of December 31, 2024, we had $247.5 million principal amount of our term loan, maturing on October 20, 2028.

On November 30, 2024, all shares of our convertible preferred stock were redeemed in cash. We paid the full issue price of $40.0 million plus a final cash payment of $0.4 million in accrued dividends.

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

We believe that our existing cash and cash equivalents, together with cash we expect to generate from future operations, including from our rentals partnership with Zillow (see Note 15), and borrowings from our mortgage warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth for at least the next twelve months, and fulfill our payment obligations with respect to our convertible senior notes and term loan. However, our liquidity assumptions may change or prove to be incorrect, and our future capital requirements may vary materially from those currently planned and depend on many factors. We could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record in our consolidated balance sheets. See Note 7 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(32,307)	$56,758	$40,491
Net cash provided by (used in) investing activities	34,411	97,482	(184,338)
Net cash used in financing activities	(28,108)	(245,415)	(332,094)

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

Net cash used in operating activities was $32.3 million for the year ended December 31, 2024, primarily attributable to our net loss of $164.8 million. This was partially offset by changes in assets and liabilities of $15.9 million and $116.6 million of non-cash items related to stock-based compensation, depreciation and amortization, changes in the fair value of mortgage servicing rights, gain on extinguishment of convertible senior notes, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, and other non-cash items. The primary source of cash related to changes in our assets and liabilities was a $5.7 million increase in proceeds from sale of loans originated as held for sale. The primary use of cash related to changes in our assets and liabilities was a $15.7 million decrease in lease liabilities.

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

Net cash provided by investing activities was $34.4 million for the year ended December 31, 2024, primarily attributable to $45.6 million in net sales and maturities of U.S. government securities, partially offset by $11.2 million in purchases of property and equipment.

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

Net cash used in financing activities was $28.1 million for the year ended December 31, 2024, primarily attributable to $107.0 million used in connection with repurchases of our 2025 notes, $40.0 million used for the redemption of our convertible preferred stock, and a $5.3 million decrease in net borrowings under our warehouse credit facilities. This was partially offset by $125.0 million cash proceeds from the additional draw on our term loan.

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

Revenue Recognition

Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, title revenue, and monetization revenue. Of these, we consider the most critical of our revenue recognition policies to be those related to commissions and fees charged on brokerage transactions closed by our lead agents. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. We determined that brokerage revenue primarily contains a single performance obligation that is satisfied upon the closing of a transaction, at which point the entire transaction price is earned. We evaluate our brokerage contracts and promotional pricing to determine if there are any additional material rights and allocate the transaction price based on standalone selling prices. Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We earn a fixed percentage of the partner agent's commission based on the terms of our referral agreements. Due to variability in factors outside our control, including final sale prices and actual commission rates, we recognize revenue only upon closing of the underlying real estate transaction when such variability has been resolved.

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

Title revenue includes fees earned from title settlement services. Substantially all fees and revenue from title services are recognized when the service is provided.

Monetization revenue includes advertising and Walk Score data services. Substantially all fees and revenue from monetization services are recognized when the service is provided.

We have utilized the practical expedient in ASC 606, Revenue from Contracts with Customers, and elected not to capitalize contract costs for contracts with customers with durations less than one year. We do not have significant remaining performance obligations or contract balances.

See Note 1 to our consolidated financial statements for further discussion of our revenue recognition policy.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. When utilizing a quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting units. To determine the fair value of a reporting unit, we consider discounted cash flow models and market data of comparable guideline companies. The assumptions used in these models are consistent with those we believe a market participant would use and adjusted for the specific size and risk profile of the reporting units. For Rent., we incorporated our expectations regarding the Zillow partnership deal and estimated economic impacts on the business into our valuation model (see Note 15).

Based on our annual goodwill impairment test performed for all five reporting units in the fourth quarter of 2024, the estimated fair values of four reporting units substantially exceeded their carrying values, and for the Rent. reporting unit, the fair value exceeded its carrying value by approximately 20%. No goodwill impairment charges were recorded in the years ended December 31, 2024 or 2023.

Recent Accounting Standards

For information on recent accounting standards, see Note 1 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary operations are within the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

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

As of December 31, 2024, we had cash and cash equivalents of $124.7 million. Declines in interest rates would reduce future investment income. Assuming no change in our outstanding cash and cash equivalents during the first quarter of 2025, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our term loan. Interest is charged at the Secured Overnight Financing Rate ("SOFR") +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics.

We are also exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best efforts whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued and other liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 4 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redfin Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, cash flows, and changes in mezzanine equity and stockholders' equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Valuation – Rentals Reporting Unit –– Refer to Footnote 1 and 8 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of the goodwill for the Rentals reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization ("EBITDA") margins, including the impact to estimates of the Zillow partnership deal as disclosed in Note 15 to the financial statements. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s overall goodwill balance was $461.3 million as of December 31, 2024, of which $159.2 million related to the Rentals reporting unit.The Company performed its annual quantitative test for goodwill impairment during the fourth quarter of 2024. The Company determined that the fair value of the Rentals reporting unit exceeded its carrying value by approximately 20 percent; therefore, no impairment was recognized during the year ended December 31, 2024.

We identified the impairment evaluation of goodwill for the Rentals reporting unit as a critical audit matter because of the inherent subjectivity involved in management's estimates and assumptions related to the discount rate and forecasts of future revenues and EBITDA margins, including the impact on estimates and assumptions of the Zillow partnership deal as disclosed in Note 15 to the financial statements. The audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate and forecasts of future revenues and EBITDA margins for the Rentals reporting unit included the following:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the selection of the discount rate and management's development of forecasts of future revenues and EBITDA margins.
•We evaluated the reasonableness of management's forecasts of future Revenue and EBITDA margins by comparing the forecasts to (1) historical results, (2) internal communications to management and those charged with governance, (3) forecasted information included in analyst and industry reports for the industry that the reporting unit operates within, and (4) expected deal terms related to price per lead generation.
•We performed lookback procedures related to the final contractual terms of the Zillow partnership deal, which involved the comparison of the actual deal terms to the estimates and assumptions used in the forecasts of future Revenue and EBITDA margins.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 27, 2025

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Redfin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Redfin Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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
February 27, 2025

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$124,743	$149,759
Restricted cash	229	1,241
Short-term investments	—	41,952
Accounts receivable, net of allowances for credit losses of $4,571 and $3,234	48,730	51,738
Loans held for sale	152,426	159,587
Prepaid expenses	26,853	33,296
Other current assets	22,457	7,472
Total current assets	375,438	445,045
Property and equipment, net	41,302	46,431
Right-of-use assets, net	23,713	31,763
Mortgage servicing rights, at fair value	2,736	32,171
Long-term investments	—	3,149
Goodwill	461,349	461,349
Intangible assets, net	99,543	123,284
Other assets, noncurrent	8,376	10,456
Total assets	$1,012,457	$1,153,648
Liabilities, mezzanine equity, and stockholders' (deficit) equity
Current liabilities
Accounts payable	$16,847	$10,507
Accrued and other liabilities	82,709	90,360
Warehouse credit facilities	146,629	151,964
Convertible senior notes, net	73,516	—
Lease liabilities	12,862	15,609
Total current liabilities	332,563	268,440
Lease liabilities, noncurrent	19,855	29,084
Convertible senior notes, net, noncurrent	498,691	688,737
Term loan	243,344	124,416
Deferred tax liabilities	672	264
Total liabilities	1,095,125	1,110,941
Commitments and contingencies (Note 7)
Series A convertible preferred stock—par value $0.001 per share; 10,000,000 shares authorized; 0 and 40,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	39,959
Stockholders’ (deficit) equity
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 126,389,289 and 117,372,171 shares issued and outstanding at December 31, 2024 and 2023, respectively	126	117
Additional paid-in capital	905,506	826,146
Accumulated other comprehensive loss	(166)	(182)
Accumulated deficit	(988,134)	(823,333)
Total stockholders’ (deficit) equity	(82,668)	2,748
Total liabilities, mezzanine equity, and stockholders’ (deficit) equity	$1,012,457	$1,153,648

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,042,979	$976,672	$1,099,574
Cost of revenue	678,778	646,853	790,455
Gross profit	364,201	329,819	309,119
Operating expenses
Technology and development	163,927	183,294	178,924
Marketing	114,481	117,863	155,309
General and administrative	235,364	238,790	243,390
Restructuring and reorganization	5,684	7,927	32,353
Total operating expenses	519,456	547,874	609,976
Loss from continuing operations	(155,255)	(218,055)	(300,857)
Interest income	6,348	10,532	6,639
Interest expense	(27,780)	(9,524)	(8,886)
Income tax benefit (expense)	530	(979)	(116)
Gain on extinguishment of convertible senior notes	12,000	94,019	57,193
Other expense, net	(644)	(2,385)	(3,770)
Net loss from continuing operations	(164,801)	(126,392)	(249,797)
Net loss from discontinued operations	—	(3,634)	(71,346)
Net loss	$(164,801)	$(130,026)	$(321,143)

Dividends on convertible preferred stock	$(1,073)	$(1,074)	$(1,560)

Net loss from continuing operations attributable to common stock—basic and diluted	$(165,874)	$(127,466)	$(251,357)
Net loss attributable to common stock—basic and diluted	$(165,874)	$(131,100)	$(322,703)

Net loss from continuing operations per share attributable to common stock—basic and diluted	$(1.36)	$(1.13)	$(2.33)
Net loss per share attributable to common stock—basic and diluted	$(1.36)	$(1.16)	$(2.99)

Weighted-average shares used to compute net loss per share attributable to common stock—basic and diluted	121,677,971	113,152,752	107,927,464

Net loss	$(164,801)	$(130,026)	$(321,143)
Other comprehensive income
Foreign currency translation adjustments	(24)	(71)	94
Unrealized gain on available-for-sale securities	40	690	533
Comprehensive loss	$(164,785)	$(129,407)	$(320,516)

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(164,801)	$(130,026)	$(321,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,768	62,851	64,907
Stock-based compensation	71,159	70,935	68,257
Amortization of debt discount and issuance costs	3,116	3,620	6,137
Non-cash lease expense	11,815	16,269	16,234
Impairment costs	—	1,948	1,136
Net (gain) loss on IRLCs, forward sales commitments, and loans held for sale	(19)	(1,992)	14,427
Change in fair value of mortgage servicing rights, net	(892)	3,198	(801)
Gain on extinguishment of convertible senior notes	(12,000)	(94,019)	(57,193)
Other	644	(2,113)	3,791
Change in assets and liabilities:
Accounts receivable, net	2,864	3,286	24,411
Inventory	—	114,232	243,948
Prepaid expenses and other assets	(8,229)	6,004	(5,904)
Accounts payable	6,371	(1,323)	(2,472)
Accrued and other liabilities, deferred tax liabilities, and payroll tax liabilities, noncurrent	(5,401)	(19,085)	(46,454)
Lease liabilities	(15,682)	(18,998)	(18,452)
Origination of mortgage servicing rights	(255)	(565)	(3,140)
Proceeds from sale of mortgage servicing rights	30,582	1,457	1,662
Origination of loans held for sale	(3,979,765)	(3,525,987)	(3,949,442)
Proceeds from sale of loans originated as held for sale	3,985,418	3,567,066	4,000,582
Net cash (used in) provided by operating activities	(32,307)	56,758	40,491
Investing activities
Purchases of property and equipment	(11,209)	(12,056)	(21,531)
Purchases of investments	—	(76,866)	(182,466)
Sales of investments	39,225	124,681	17,545
Maturities of investments	6,395	61,723	99,455
Cash paid for acquisition, net of cash, cash equivalents, and restricted cash acquired	—	—	(97,341)
Net cash provided by (used in) investing activities	34,411	97,482	(184,338)
Financing activities
Redemption of convertible preferred stock, net of issuance costs	(40,000)	—	—
Payment of dividends on convertible preferred stock	(367)	—	—
Proceeds from the issuance of common stock pursuant to employee equity plans	6,558	9,613	11,528
Tax payments related to net share settlements on restricted stock units	(2,284)	(16,348)	(7,498)
Borrowings from warehouse credit facilities	4,016,909	3,532,119	3,938,265
Repayments to warehouse credit facilities	(4,022,245)	(3,570,664)	(3,989,407)
Borrowings from secured revolving credit facility	—	—	565,334
Repayments to secured revolving credit facility	—	—	(765,114)
Cash paid for secured revolving credit facility issuance costs	—	—	(733)
Principal payments under finance lease obligations	(56)	(89)	(855)
Repurchases of convertible senior notes	(106,953)	(241,808)	(83,614)
Repayments of convertible senior notes	—	(23,512)	—
Repayment of term loan principal	(2,188)	(313)	—
Extinguishment of convertible senior notes associated with closing of term loan	—	(57,075)	—
Payments of debt issuance costs	(2,482)	(2,338)	—
Proceeds from term loan	125,000	125,000	—
Net cash used in financing activities	(28,108)	(245,415)	(332,094)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	(71)	(94)
Net change in cash, cash equivalents, and restricted cash	(26,028)	(91,246)	(476,035)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	151,000	242,246	718,281
End of period	$124,972	$151,000	$242,246

Supplemental disclosure of cash flow information
Cash paid for interest	$36,121	$15,589	$20,107
Non-cash transactions
Stock-based compensation capitalized in property and equipment	4,302	4,003	3,660

(1) Cash, cash equivalents, and restricted cash consisted of the following:

	As of December 31,
	2024	2023	2022
Continuing operations
Cash and cash equivalents	$124,743	$149,759	$232,200
Restricted cash	229	1,241	2,406
Total	124,972	151,000	234,606
Discontinued operations
Cash and cash equivalents	—	—	7,640
Restricted cash	—	—	—
Total	—	—	7,640
Total cash, cash equivalents, and restricted cash	$124,972	$151,000	$242,246

See Notes to the consolidated financial statements.

Index to Consolidated Financial Statements
Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	40,000	$39,868	106,308,767	$106	$682,084	$(372,164)	$(174)	$309,852
Issuance of convertible preferred stock, net	—	46	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,170,106	1	6,464	—	—	6,465
Issuance of common stock pursuant to exercise of stock options	—	—	700,333	1	4,986	—	—	4,987
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,972,441	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(578,029)	—	(7,498)	—	—	(7,498)
Stock-based compensation	—	—	—	—	71,917	—	—	71,917
Other comprehensive loss	—	—	—	—	—	—	(627)	(627)
Net loss	—	—	—	—	—	(321,143)	—	(321,143)
Balance, December 31, 2022	40,000	$39,914	109,696,178	$110	$757,951	$(693,307)	$(801)	$63,953
Issuance of convertible preferred stock, net	—	45	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	1,491,040	1	7,200	—	—	7,201
Issuance of common stock pursuant to exercise of stock options	—	—	801,866	1	2,411	—	—	2,412
Issuance of common stock pursuant to settlement of restricted stock units	—	—	6,955,493	7	(7)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(1,694,966)	(2)	(16,347)	—	—	(16,349)
Stock-based compensation	—	—	—	—	74,938	—	—	74,938
Other comprehensive loss	—	—	—	—	—	—	619	619
Net loss	—	—	—	—	—	(130,026)	—	(130,026)
Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748
Issuance of convertible preferred stock, net	—	41	—	—	—	—	—	—
Redemption of convertible preferred stock, net of issuance costs	(40,000)	(40,000)	—	—	—	—	—	—
Dividends on convertible preferred stock	—	—	—	—	(367)	—	—	(367)
Issuance of common stock as dividend on convertible preferred stock	—	—	122,560	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase program	—	—	734,406	1	3,704	—	—	3,705
Issuance of common stock pursuant to exercise of stock options	—	—	319,612	—	2,853	—	—	2,853
Issuance of common stock pursuant to settlement of restricted stock units	—	—	8,136,878	8	(8)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(296,338)	—	(2,283)	—	—	(2,283)
Stock-based compensation	—	—	—	—	75,461	—	—	75,461
Other comprehensive income	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	(164,801)	—	(164,801)
Balance, December 31, 2024	—	$—	126,389,289	$126	$905,506	$(988,134)	$(166)	$(82,668)

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

Certain Significant Risks and Business Uncertainties—We operate in the residential real estate industry and are a technology-focused company. Accordingly, we are affected by a variety of factors that could have a significant negative effect on our future financial position, results of operations, and cash flows. These factors include: negative macroeconomic factors affecting the health of the U.S. residential real estate industry, negative factors disproportionately affecting markets where we derive most of our revenue, intense competition in the U.S. residential real estate industry, industry changes as the result of certain class action lawsuits or government investigations, our inability to maintain or improve our technology offerings, our failure to obtain and provide comprehensive and accurate real estate listings, errors or inaccuracies in the business data that we rely on to make decisions, and our inability to attract homebuyers and home sellers to our website and mobile application. To enhance our liquidity position and strengthen future cash flows, we entered into Content License Agreement (the “Content License”) and Partnership Agreement (the “Partnership Agreement”) with Zillow Group, Inc. (“Zillow”) in February 2025, which provided for an upfront payment of $100,000 and additional revenue sharing opportunities, as further described in Note 15 to the consolidated financial statements.

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

Investments—There were no short-term or long-term investments on our consolidated balance sheets as of December 31, 2024. Prior to 2024, we had investments in marketable securities that were available to support our operational needs, which were included in our consolidated balance sheets as short-term and long-term investments. Our short-term and long-term investments consisted primarily of U.S. treasury securities, including inflation protected securities, and other federal or local government issued securities. Available-for-sale debt securities were recorded at fair value, and unrealized holding gains and losses were recorded as a component of accumulated other comprehensive loss. Securities with maturities of one year or less and those identified by management at the time of purchase to be used to fund operations within one year were classified as short-term. All other securities were classified as long-term. We evaluated our available-for-sale debt securities, both ones classified as cash equivalents and as investments, for expected credit losses on a quarterly basis. An expected credit loss reserve was charged against the fair value of an available-for-sale debt security when it was identified, with a credit loss charged against net earnings. We reviewed factors to determine whether an expected credit loss existed based on credit quality indicators, such as the extent to which the fair value as of the reporting date was less than the amortized cost basis, present value of cash flows expected to be collected, the financial condition and prospects of the issuer, adverse conditions specifically related to the security, and any changes to the credit rating of the security by a rating agency. Realized gains and losses were accounted for using the specific identification method. Purchases and sales were recorded on a trade date basis.

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

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. We generally place our cash and cash equivalents with major financial institutions we deem to be of high-credit-quality in order to limit our credit exposure. We maintain our cash accounts with financial institutions where deposits exceed federal insurance limits. Credit risk in regard to accounts receivable is spread across a large number of customers. At December 31, 2024 and 2023, no single customer had an accounts receivable balance greater than 10% of total accounts receivable.

Index to Notes
Loans Held for Sale—Our mortgage segment originates residential mortgage loans. We have elected the fair value option for all loans held for sale and record these loans at fair value. Gains and losses from changes in fair value and direct loan origination fees and costs are recognized in net gain on loans held for sale. The fair value of loans held for sale is in excess of the contractual principal amounts by $2,204 and $3,712, respectively, as of December 31, 2024 and December 31, 2023. The mortgage loans we originate are intended to be sold in the secondary mortgage market within a short period of time following origination. Mortgage loans held for sale primarily consist of single-family residential loans collateralized by the underlying home. Mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes for mortgage loans with similar characteristics. Interest income earned or expense incurred on loans held for sale is captured as a component of income from operations.

Other Current Assets—Other current assets consist primarily of a legal settlement held in a qualified settlement fund, miscellaneous non-trade receivables, interest receivable, and interest rate lock commitments from mortgage origination operations (see Derivative Instruments below). See Note 7 for further details about our legal settlement fund.

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

Interest rate risk related to the residential mortgage loans held for sale and IRLCs is offset using forward sales commitments. We manage this interest rate risk through the use of forward sales commitments on both a best efforts whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. Changes in the fair value of IRLCs and forward sales commitments are recognized as revenue, and the fair values are reflected in other current assets and accrued and other liabilities, as applicable. We estimate the fair value of an IRLC based on current market quotes for mortgage loans with similar characteristics, net of origination costs and fees adjusting for the probability that the mortgage loan will not fund according to the terms of commitment (referred to as a pull-through factor). The fair value measurements of our forward sales commitments use prices quoted directly to us from our counterparties. Cash flows related to our IRLCs and forward sales commitments are presented under changes in assets and liabilities, other current assets and accrued and other liabilities on our consolidated statements of cash flows. The associated gains and losses are presented in net (gain) loss on IRLCs, forward sales commitments, and loans held for sale on our consolidated statements of cash flows.

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

Index to Notes
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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Based on our annual goodwill impairment test performed in the fourth quarter of 2024, the estimated fair values of all reporting units substantially exceeded their carrying values.

We perform an impairment assessment of goodwill at our reporting unit level. To test for goodwill impairment, we have the option to perform a qualitative assessment of goodwill rather than completing the quantitative assessment. We consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, potential events affecting the reporting units, and changes in the fair value of our common stock. We must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude this is not the case, we do not need to perform any further assessment. Otherwise, we must perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. To determine the fair value of a reporting unit, we consider discounted cash flow models and market data of comparable guideline companies. The assumptions used in these models are consistent with those we believe a market participant would use and adjusted for the specific size and risk profile of the reporting units. For Rent., we incorporated our expectations regarding the Zillow partnership deal and estimated economic impacts on the business into our valuation model (see Note 15).

The aggregate carrying value of goodwill was $461,349 at each of December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, we performed a quantitative assessment and concluded that there was no impairment. There were no cumulative impairment losses for the years ended December 31, 2024 and 2023. See Note 8 for more information.

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

When available, the rate implicit in the lease to discount lease payments to present value would be used; however, none of our significant leases as of December 31, 2024 provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate for each portfolio of leases to discount the lease payments based on information available at lease commencement.

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

Mezzanine Equity—We previously issued convertible preferred stock that we determined was a financial instrument with both equity and debt characteristics and was classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. On November 30, 2024, all shares of our convertible preferred stock were redeemed in cash. We paid the full issue price of $40,000 plus a final cash payment of $367 in accrued dividends. See Note 10 for more information.

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

Issuance costs are amortized to expense over the respective term of the convertible senior notes using the expected interest method.

Index to Notes
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

When we repurchase a portion of our convertible senior notes, we derecognize the liability, accelerate the amortization of debt issuance costs, and record on our consolidated statements of comprehensive loss a gain or loss on extinguishment dependent on the repurchase price. See Note 14 for information regarding repurchases for the years ended December 31, 2024 and 2023.

Revenue Recognition—We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, title revenue, and monetization revenue.

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

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to homebuyers and home sellers. We recognize these fees as revenue on the closing of a transaction. We earn a fixed percentage of the partner agent's commission based on the terms of our referral agreements. Due to variability in factors outside our control, including final sale prices and actual commission rates, we recognize revenue only upon closing of the underlying real estate transaction when such variability has been resolved.

Rentals Revenue

Rentals Revenue—Rentals revenue is primarily composed of subscription-based product offerings for internet listing services, as well as lead management and digital marketing solutions.

Index to Notes
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

Title Revenue

Title Revenue—Title revenue includes fees earned from title settlement services. Substantially all fees and revenue from title services are recognized when the service is provided.

Monetization Revenue

Monetization Revenue—Monetization revenue includes advertising and Walk Score data services. Substantially all fees and revenue from monetization services are recognized when the service is provided.

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

Restructuring and Reorganization—Restructuring and reorganization costs primarily include severance pay and retention bonuses related to workforce reductions and operational efficiency initiatives. As of December 31, 2024, there were no significant outstanding liabilities associated with these restructuring and reorganization activities.

Advertising and Advertising Production Costs—We expense advertising costs as they are incurred and production costs as of the first date the advertisement takes place. Advertising costs and advertising production costs are included in marketing expenses. The following table summarizes total advertising and advertising production costs for the periods listed:

	Year Ended December 31,
	2024	2023	2022
Advertising costs	$103,707	$100,321	$133,593
Advertising production costs	2,853	2,983	3,425

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

Mortgage Servicing Rights (“MSRs”)—We determine the fair value of MSRs using a valuation model that calculates the net present value of estimated future cash flows. Key estimates of future cash flows include prepayment speeds, default rates, discount rates, cost of servicing, objective portfolio characteristics, and other factors. Changes in these estimates could change the estimated fair value.

Lease Impairment—During the year ended December 31, 2024 we did not recognize any impairment losses related to our leases.

Recently Adopted Accounting Pronouncements—In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance for the year ended December 31, 2024 and the adoption did not have a material impact on our financial statement disclosures. See Note 3 for further details.

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

As of December 31, 2024 and December 31, 2023 there were no major classes of assets and liabilities of our discontinued operations remaining.

The major classes of line items of the discontinued operations included in our consolidated statement of comprehensive loss were as follows:

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$122,576	$1,184,868
Cost of revenue(1)	—	124,422	1,207,933
Gross profit	—	(1,846)	(23,065)
Operating expenses
Technology and development(1)	—	552	17,326
Marketing(1)	—	523	2,762
General and administrative(1)	—	638	11,204
Restructuring and reorganization	—	75	8,116
Total operating expenses	—	1,788	39,408
Loss from discontinued operations	—	(3,634)	(62,473)
Interest expense	—	—	(8,859)
Income tax expense	—	—	(10)
Other expense, net	—	—	(4)
Net loss from discontinued operations	$—	$(3,634)	$(71,346)

Net loss from discontinued operations per share—basic and diluted	$0.00	$(0.03)	$(0.66)
(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$—	$46	$813
Technology and development	—	86	3,243
Marketing	—	19	102
General and administrative	—	83	1,080
Total stock-based compensation	$—	$234	$5,238

Significant non-cash items and capital expenditures of the discontinued operations were as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization of debt discount and debt issuance costs	$—	$—	$996
Stock-based compensation	—	234	5,238
Depreciation and amortization	—	89	2,337
Capital expenditures	—	—	1,213
Cash paid for interest	—	—	7,863

Index to Notes

Charges specifically relating to the wind-down of our properties segment were as follows:

Cost type	Financial statement line item	Year Ended December 31, 2023	Cumulative amount recognized
Employee termination costs	Restructuring and reorganization	$539	$8,587
Asset write-offs	Restructuring and reorganization	—	493
Other	Restructuring and reorganization	(465)	(890)
Acceleration of debt issuance costs	Interest expense	—	481
Total		$74	$8,671

Note 3: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on our statement of operations results, inclusive of net loss. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have five operating segments and five reportable segments: real estate services, rentals, mortgage, title, and monetization.

We generate revenue primarily from commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, from subscription-based product offerings for our rentals business, and from the origination, sales, and servicing of mortgages. Our key revenue components are brokerage revenue, partner revenue, rentals revenue, mortgage revenue, title revenue, and monetization revenue.

Our CODM utilizes the segment financial information presented to assess trends in our segments and make resource allocation and business direction decisions. Some examples include determining whether we need to decrease spending in particular segments to help achieve profit targets, determining whether staffing levels and pay are appropriate for each segment, or considering different customer pricing strategies. These decisions are typically made in consultation with business leaders for each segment, who evaluate the output and recommend changes to our CODM.

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

	Year Ended December 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$642,867	$203,739	$139,829	$37,509	$19,035	$—	$1,042,979
Cost of revenue	487,513	47,724	115,556	27,024	961	—	678,778
Gross profit	155,354	156,015	24,273	10,485	18,074	—	364,201
Operating expenses
Technology and development	105,268	48,015	2,727	448	3,107	4,362	163,927
Marketing	57,961	53,490	2,988	37	4	1	114,481
General and administrative	74,794	88,447	25,428	3,215	1,520	41,960	235,364
Restructuring and reorganization	—	—	—	—	—	5,684	5,684
Total operating expenses	238,023	189,952	31,143	3,700	4,631	52,007	519,456
(Loss) income from continuing operations	(82,669)	(33,937)	(6,870)	6,785	13,443	(52,007)	(155,255)
Interest income, interest expense, income tax benefit, gain on extinguishment of convertible senior notes, and other expense, net	(25)	197	(2,968)	690	283	(7,723)	(9,546)
Net (loss) income from continuing operations	$(82,694)	$(33,740)	$(9,838)	$7,475	$13,726	$(59,730)	$(164,801)

Index to Notes

	Year Ended December 31, 2023
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue(1)	$618,577	$184,812	$134,108	$25,095	$14,080	$—	$976,672
Cost of revenue	462,625	42,086	118,178	23,335	629	—	646,853
Gross profit	155,952	142,726	15,930	1,760	13,451	—	329,819
Operating expenses
Technology and development	108,201	63,934	2,871	510	3,994	3,784	183,294
Marketing	59,746	53,952	4,064	54	6	41	117,863
General and administrative	76,851	94,252	25,012	2,776	1,241	38,658	238,790
Restructuring and reorganization	—	503	—	—	—	7,424	7,927
Total operating expenses	244,798	212,641	31,947	3,340	5,241	49,907	547,874
(Loss) income from continuing operations	(88,846)	(69,915)	(16,017)	(1,580)	8,210	(49,907)	(218,055)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	59	215	(392)	348	364	91,069	91,663
Net (loss) income from continuing operations	$(88,787)	$(69,700)	$(16,409)	$(1,232)	$8,574	$41,162	$(126,392)
(1) Included in revenue is $1,244 from providing services to our discontinued properties segment.

	Year Ended December 31, 2022
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue(1)	$787,076	$155,910	$132,904	$17,425	$6,259	$—	$1,099,574
Cost of revenue	608,027	33,416	126,552	21,694	766	—	790,455
Gross profit	179,049	122,494	6,352	(4,269)	5,493	—	309,119
Operating expenses
Technology and development	105,196	59,899	6,034	1,728	1,863	4,204	178,924
Marketing	98,673	51,064	4,889	194	5	484	155,309
General and administrative	88,171	92,728	25,680	2,751	556	33,504	243,390
Restructuring and reorganization	—	—	—	—	—	32,353	32,353
Total operating expenses	292,040	203,691	36,603	4,673	2,424	70,545	609,976
Loss from continuing operations	(112,991)	(81,197)	(30,251)	(8,942)	3,069	(70,545)	(300,857)
Interest income, interest expense, income tax expense (benefit) and other income, net	(123)	1,389	(114)	47	93	49,768	51,060
Net loss from continuing operations	$(113,114)	$(79,808)	$(30,365)	$(8,895)	$3,162	$(20,777)	$(249,797)
(1) Included in revenue is $17,783 from providing services to our discontinued properties segment.

Index to Notes
Effective December 31, 2024, we determined that our monetization operating segment, previously included within our other segment, meets the quantitative thresholds for separate reporting under ASC 280. This determination was based on monetization’s segment profit exceeding 10% of the combined reported segment profit. Accordingly, monetization is now reported as a separate reportable segment. We have recast our segment information for all prior periods to conform to the current segment structure. This change in segment reporting has no impact on our historical consolidated balance sheets, results of operations, or cash flows. Segment information for the years ended 2023 and 2022, as previously reported and as recast, is presented below:

	Year Ended December 31, 2023
	Previously reported	Recast
	Other	Title	Monetization
Revenue	$39,175	$25,095	$14,080
Cost of revenue	23,964	23,335	629
Gross profit	15,211	1,760	13,451
Operating expenses
Technology and development	4,504	510	3,994
Marketing	60	54	6
General and administrative	4,017	2,776	1,241
Restructuring and reorganization	—	—	—
Total operating expenses	8,581	3,340	5,241
Income (loss) from continuing operations	6,630	(1,580)	8,210
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	712	348	364
Net income (loss) from continuing operations	$7,342	$(1,232)	$8,574

	Year Ended December 31, 2022
	Previously reported	Recast
	Other	Title	Monetization
Revenue	$23,684	$17,425	$6,259
Cost of revenue	22,460	21,694	766
Gross profit	1,224	(4,269)	5,493
Operating expenses
Technology and development	3,591	1,728	1,863
Marketing	199	194	5
General and administrative	3,307	2,751	556
Restructuring and reorganization	—	—	—
Total operating expenses	7,097	4,673	2,424
(Loss) income from continuing operations	(5,873)	(8,942)	3,069
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	140	47	93
Net (loss) income from continuing operations	$(5,733)	$(8,895)	$3,162

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

	December 31,
Notional Amounts	2024	2023
Forward sales commitments	$270,050	$274,400
IRLCs	197,336	188,554

The locations and amounts of gains (losses) recognized in revenue related to our derivatives are as follows:

		Year Ended December 31,
Instrument	Classification	2024	2023	2022
Forward sales commitments	Revenue	$3,116	$(2,226)	$(11,336)
IRLCs	Revenue	(1,589)	3,156	(4,184)

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected on our consolidated balance sheets, is set forth below:

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$65,599	$65,599	$—	$—
Total cash equivalents	65,599	65,599	—	—
Loans held for sale	152,426	—	152,426	—
Other current assets
Forward sales commitments	1,063	—	1,063	—
IRLCs	3,359	—	—	3,359
Total other current assets	4,422	—	1,063	3,359
Mortgage servicing rights, at fair value	2,736	—	—	2,736
Total assets	$225,183	$65,599	$153,489	$6,095
Liabilities
Accrued liabilities
Forward sales commitments	$377	$—	$377	$—
IRLCs	496	—	—	496
Total liabilities	$873	$—	$377	$496

Index to Notes

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$115,276	$115,276	$—	$—
Total cash equivalents	115,276	115,276	—	—
Short-term investments
U.S. treasury securities	10,720	10,720	—	—
Agency bonds	31,232	31,232	—	—
Total short-term investments	41,952	41,952	—	—
Loans held for sale	159,587	—	159,587	—
Other current assets
IRLCs	4,600	—	—	4,600
Total other current assets	4,600	—	—	4,600
Mortgage servicing rights, at fair value	32,171	—	—	32,171
Long-term investments
U.S. treasury securities	3,149	3,149	—	—
Total assets	$356,735	$160,377	$159,587	$36,771
Liabilities
Accrued liabilities
Forward sales commitments	$2,429	$—	$2,429	$—
IRLCs	147	—	—	147
Total liabilities	$2,576	$—	$2,429	$147

There were no transfers into or out of Level 3 financial instruments during the years ended December 31, 2024 and 2023.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and mortgage servicing rights (“MSRs”):

		December 31, 2024		December 31, 2023
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	74.2% - 100.0%	92.4%	67.2% - 100.0%	87.7%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 23.0%	8.0%	6.0% - 19.0%	6.8%
Default rates	Discounted cash flow	0.1% - 1.2%	0.2%	0.1% - 1.2%	0.2%
Discount rate	Discounted cash flow	10.0% - 18.0%	10.3%	10.0% - 17.0%	10.2%

The following is a summary of changes in the fair value of IRLCs:

	Year Ended December 31,
	2024	2023	2022
Balance, net—beginning of period	$4,453	$1,297	$1,131
IRLCs acquired in business combination	—	—	4,326
Issuances of IRLCs	53,579	51,089	51,453
Settlements of IRLCs	(55,205)	(48,902)	(54,784)
Fair value changes recognized in earnings	36	969	(829)
Balance, net—end of period	$2,863	$4,453	$1,297

Index to Notes
The following is a summary of changes in the fair value of MSRs:

	Year Ended December 31,
	2024	2023	2022
Balance—beginning of period	$32,171	$36,261	$—
MSRs acquired in business combination	—	—	33,982
MSRs originated	255	565	3,140
MSRs sales(1)	(30,582)	(1,457)	(1,662)
Fair value changes recognized in earnings	892	(3,198)	801
Balance, net—end of period	$2,736	$32,171	$36,261
(1) On May 31, 2024 we sold $30,038 of our MSRs to Freedom Mortgage Corporation.

The following table presents the estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	December 31, 2024	December 31, 2023
2025 notes	69,933	164,113
2027 notes	388,594	325,927

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

The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, restricted cash, and available-for-sale investments were as follows:

	December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$59,144	$—	$—	$59,144	$59,144	$—	$—
Money markets funds	Level 1	65,599	—	—	65,599	65,599	—	—
Restricted cash	N/A	229	—	—	229	229	—	—
Total		$124,972	$—	$—	$124,972	$124,972	$—	$—

	December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash	Short-term Investments	Long-term Investments
Cash	N/A	$34,483	$—	$—	$34,483	$34,483	$—	$—
Money markets funds	Level 1	115,276	—	—	115,276	115,276	—	—
Restricted cash	N/A	1,241	—	—	1,241	1,241	—	—
U.S. treasury securities	Level 1	13,895	1	(27)	13,869	—	10,720	3,149
Agency bonds	Level 1	31,246	—	(14)	31,232	—	31,232	—
Total		$196,141	$1	$(41)	$196,101	$151,000	$41,952	$3,149

As of December 31, 2024, we do not have any investments. As of December 31, 2023, the aggregate fair value of available-for-sale debt securities in an unrealized loss position totaled $38,684, with aggregate unrealized losses of $41. We have evaluated our portfolio of available-for-sale debt securities based on credit quality indicators for expected credit losses and do not believe there are any expected credit losses. In addition, as of December 31, 2023, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of our amortized cost basis. Our portfolio consisted of U.S. government securities, all with a high quality credit rating issued by various credit agencies.

Index to Notes
As of December 31, 2024 and 2023, we had accrued interest of $0 and $332, respectively, on our available-for-sale investments, for which we have recorded no expected credit losses. Accrued interest receivable is presented within other current assets in our consolidated balance sheets.

Note 5: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (years)	December 31,
		2024	2023
Leasehold improvements	Shorter of lease term or economic life	$25,195	$28,789
Website and software development costs	3 - 5	88,948	75,573
Computer and office equipment	3 - 5	14,032	16,175
Software	3	1,607	1,869
Furniture	7	6,688	7,754
Property and equipment, gross		136,470	130,160
Accumulated depreciation and amortization		(99,679)	(89,275)
Construction in progress		4,511	5,546
Property and equipment, net		$41,302	$46,431

The following table summarizes depreciation and amortization and capitalized software development costs:

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization for property and equipment	$19,027	$23,774	$24,403
Capitalized software development costs, including stock-based compensation	14,729	16,131	18,738

Note 6: Leases

The components of lease expense were as follows:

	Year Ended December 31,
Lease Cost	2024	2023
Operating lease cost:
Operating lease cost (cost of revenue)	$8,592	$10,874
Operating lease cost (operating expenses)	4,847	7,499
Short-term lease cost	2,572	3,025
Sublease income	(1,757)	(1,408)
Total operating lease cost	$14,254	$19,990
Finance lease cost:
Amortization of right-of-use assets	$59	$67
Interest on lease liabilities	6	6
Total finance lease cost	$65	$73

	Operating		Total Lease Obligations
Maturity of Lease Liabilities	Lease Liabilities(2)	Other Leases
2025	$14,078	$1,709	$15,787
2026	11,457	495	11,952
2027	6,487	385	6,872
2028	1,859	370	2,229
2029	646	374	1,020
Thereafter	234	101	335
Total lease payments	$34,761	$3,434	$38,195
Less: Interest(1)	2,044
Present value of lease liabilities	$32,717
(1) Includes interest on operating leases of $1,131 due within the next 12 months.
(2) Excludes sublease income. As of December 31, 2024, we expect sublease income of approximately $979 to be received for the year ended December 31, 2025.

Index to Notes

	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining operating lease term (years)	2.8	3.2
Weighted-average remaining finance lease term (years)	N/A	2.5
Weighted-average discount rate for operating leases	4.5%	4.5%
Weighted-average discount rate for finance leases	N/A	5.4%

	Year Ended December 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$17,290	$21,292
Operating cash outflows from finance leases	6	6
Financing cash outflows from finance leases	49	55
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$4,536	$8,597
Finance leases	69	62

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

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleged that we were infringing four patents claimed to be owned by Surefield without its authorization or license. Surefield sought an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On May 17, 2022, the jury returned a verdict in our favor, finding that we did not infringe any of the asserted claims of the patents claimed to be owned by Surefield, and accordingly, we do not owe any damages to Surefield. The jury also found that all asserted claims of Surefield’s claimed patents were invalid. The court entered final judgment on August 15, 2022. On September 12, 2022, Surefield filed a motion for judgment as a matter of law and a motion for a new trial. In the motions, Surefield asserts that no jury could have found non-infringement based on the trial record, among other things. We filed oppositions to the motions on October 3, 2022 and Surefield filed replies on October 21, 2022. On October 7, 2024, the court appointed a technical advisor to assist the court with the pending post-trial motions. On February 20, 2025, the court issued an order denying Surefield’s motion for judgment as a matter of law and motion for a new trial. Surefield has until March 21, 2025 to file a notice of appeal.

Index to Notes
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
•1925 Hooper LLC, et al. v. The National Association of Realtors, et al., Case no. 1:23-cv-05392-SEG, filed on December 6, 2023 in the United States District Court for the Northern District of Georgia. This matter was dismissed with prejudice following a consent motion on November 21, 2024.
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
•Freedlund v. Redfin Corporation, et al., Case No. 2:24-cv-01561, filed on February 26, 2024 in the United States District Court for the Central District of California. This matter was voluntarily dismissed without prejudice on May 30, 2024.
•Rajninder (Raven) Jutla, et al. v. Redfin Corporation, et al., Case No. 2:24-cv-00464, filed on April 1, 2024 in the United States District Court for the Eastern District of California and transferred to the United States District Court for the Western District of Washington on April 5, 2024.

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

On May 3, 2024, we entered into a settlement term sheet (the “Proposed Settlement”) and on June 26, 2024, we executed a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, all claims asserted in the Gibson Action and the Umpa Action, each pending in the United States District Court for the Western District of Missouri. These two cases are collectively referred to as “the Lawsuits.” The Settlement Agreement resolves all claims in the Lawsuits and similar claims on behalf of home sellers (including those who sold and bought homes) (subject to opt-outs and objections) on a nationwide basis against Redfin (the “Claims”) and releases Redfin, its subsidiaries and its employees and contractors from the Claims. Neither the Proposed Settlement nor the Settlement Agreement include any admissions of liability.

Under the Settlement Agreement, Redfin paid $9,250 (the “Settlement Amount”) into a qualified settlement fund on August 26, 2024. The Settlement Amount is included in other current assets and accrued and other liabilities in our consolidated balance sheets as of December 31, 2024. In the first quarter of 2024, we recorded the Settlement Amount to general and administrative in our consolidated statements of comprehensive loss. Redfin also agreed to implement or continue certain practices outlined in the Settlement Agreement.

On July 15, 2024, the United States District Court for the Western District of Missouri issued an Order Granting Preliminary Approval of the Settlement Agreement and the court entered an Order granting final approval of the Settlement Agreement on November 4, 2024. On December 3, 2024, a member of the proposed settlement class filed a notice of appeal, appealing the court’s order granting final approval of the Settlement Agreement. On December 16, 2024, additional members of the settlement class separately appealed. The appeals are currently pending before the United States Court of Appeals for the Eighth Circuit.

Index to Notes
Lawsuit Alleging Privacy Violations—We use evolving tools and technology, such as pixels, in the operation of our websites. We are from time to time involved in, and may in the future be subject to third-party claims alleging consumer data privacy violations. On June 25, 2024, Redfin was named in a putative class action lawsuit, Mata v. Redfin, Case No. 24-cv-1094L, filed in the United States District Court for the Southern District of California. The complaint alleges that Redfin has used tracking technologies on its website that shares information about visitors’ activity on the site and guided tour videos they watch with third parties, in violation of the federal Video Privacy Protection Act (VPPA) and the California Invasion of Privacy Act (CIPA). The complaint demands a jury trial and seeks: (i) an order certifying the class and subclass outlined in the complaint; (ii) an order declaring that our alleged conduct violates the VPAA and the CIPA; (iii) an award of statutory damages under the VPAA to the class and under CPAA to the subclass; (iv) for punitive damages; (v) for prejudgment interest; and (vi) for injunctive relief. On October 30, 2024, the court entered an order granting a joint motion to stay the case pending completion of Plaintiff’s individual arbitration. Redfin reached a settlement with the plaintiff on January 15, 2025.

Lawsuit Alleging Violations of Pay Transparency Law—On July 24, 2024, Redfin was named in a putative class action lawsuit, Hancock v. Redfin, Case No. 24-2-16685-8 SEA in the Superior Court of the State of Washington, County of King. The complaint alleges Redfin failed to comply with Washington’s pay transparency law by failing to disclose the wage scale or salary range in each job posting. Plaintiff, individually and on behalf of the class seeks, (i) statutory damages of $5 to Plaintiff and each class member, (ii) costs and attorneys’ fees, (iii) preliminary and permanent injunctive relief, (iv) declaratory relief, and (v) pre-and post-judgment interest. On September 6, 2024, the Court granted Plaintiff and Redfin’s stipulation for a stay. The action has been stayed pending a ruling by the Washington Supreme Court on whether to accept a certified question impacting the merits of this action. At this time we are unable to predict the potential outcome of this lawsuit.

Commitments

Purchase Commitments—Purchase commitments primarily relate to network infrastructure for our data operations. Future payments due under these agreements as of December 31, 2024 are as follows:

Purchase Commitments
2025	$39,749
2026	34,125
2027	34,931
2028	36,099
2029	36,000
Thereafter	68,000
Total future minimum payments	$248,904

Other Commitments—Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of December 31, 2024, we held $29,670 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 8: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		December 31, 2024			December 31, 2023
	Weighted-Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(33,698)	$48,992	$82,690	$(24,290)	$58,400
Developed technology	3.3	66,340	(66,102)	238	66,340	(59,883)	6,457
Customer relationship	10	81,360	(31,047)	50,313	81,360	(22,933)	58,427
		$230,390	$(130,847)	$99,543	$230,390	$(107,106)	$123,284

Index to Notes
Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives to a split between general and administrative and cost of revenue for customer relationships and trade names; and developed technology intangible assets are split between general and administrative expense, cost of revenue, and technology and development expense in our consolidated statements of comprehensive loss. Amortization expense amounted to $23,741 and $38,988 for the years ended December 31, 2024 and 2023, respectively.

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of December 31, 2024:

2025	$17,618
2026	17,380
2027	15,633
2028	15,050
2029	15,050
Thereafter	18,812
Estimated remaining amortization expense	$99,543

Goodwill—The carrying amounts of goodwill by reportable segment were as follows:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of December 31, 2024 and 2023	$250,231	$159,151	$51,967	$461,349

We did not recognize any goodwill impairment charges during the years ended December 31, 2024 or 2023.

Note 9: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	December 31,
	2024	2023
Accrued compensation and benefits	$51,842	$58,836
Miscellaneous accrued and other liabilities	15,577	26,037
Legal contingencies	9,250	—
Customer contract liabilities	6,040	5,487
Total accrued and other liabilities	$82,709	$90,360

Note 10: Mezzanine Equity

On April 1, 2020, we issued 4,484,305 shares of our common stock, at a price of $15.61 per share, and 40,000 shares of our preferred stock, at a price of $1,000 per share, for aggregate gross proceeds of $110,000. We designated this preferred stock as Series A Convertible Preferred Stock (our "convertible preferred stock").

We allocated the gross proceeds of $110,000 to the common stock issuance and the convertible preferred stock issuance based on the standalone fair value of the issuances, resulting in a fair valuation of $40,000 for the preferred stock, which was also the value of the mandatory redemption amount.

Redemption—On November 30, 2024, all shares of our convertible preferred stock were redeemed in cash. We paid the full issue price of $40,000 plus a final cash payment of $367 in accrued dividends.

Note 11: Equity and Equity Compensation Plans

Common Stock—As of December 31, 2024 and 2023, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Preferred Stock—As of December 31, 2024 and 2023, our amended and restated certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Index to Notes

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	December 31,
	2024	2023
Stock options issued and outstanding	2,023,675	2,406,453
Restricted stock units outstanding	13,794,056	15,947,173
Shares available for future equity grants	8,252,747	7,991,532
Total shares reserved for future issuance	24,070,478	26,345,158

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

We have reserved shares of common stock for future issuance under our ESPP as follows:

	December 31,
	2024	2023
Shares available for issuance at beginning of period	4,378,042	4,695,361
Shares issued during the period	(734,406)	(1,491,040)
Total shares available for issuance at end of period	3,643,636	3,204,321

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to our ESPP are as follows:

	For the Offering Period beginning July 1, 2024	For the Offering Period beginning January 1, 2024
Expected life	0.5 years	0.5 years
Volatility	70.01%	90.94%
Risk-free interest rate	5.37%	5.24%
Dividend yield	—%	—%
Weighted-average grant date fair value	$1.9	$3.69

Index to Notes
Stock Options—Option activity for the year ended December 31, 2024 was as follows:

	Number Of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,406,453	$11.14	2.63	$3,355
Options exercised	(319,612)	8.81
Options expired	(63,166)	7.91
Outstanding at December 31, 2024	2,023,675	$11.60	1.73	$94
Options exercisable at December 31, 2024	2,023,675	$11.60	1.73	$94

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of December 31, 2024. We did not recognize any option-related expense during the year ended December 31, 2024.

The fair value of stock options vested and the intrinsic value of stock options exercised are as follows:

	Year Ended December 31,
	2024	2023	2022
Fair value of options vested	$—	$—	$484
Intrinsic value of options exercised	283	4,160	5,588

Restricted Stock Units—Restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	15,947,173	$9.64
Granted	8,492,751	7.82
Vested	(8,136,878)	9.06
Forfeited or canceled	(2,508,990)	10.63
Outstanding or deferred at December 31, 2024(1)	13,794,056	$8.68
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares have been deferred. The amount reported as outstanding or deferred as of December 31, 2024 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in the basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of December 31, 2024, there was $90,894 of total unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.03 years.

As of December 31, 2024, there were 2,484,058 restricted stock units subject to performance and market conditions ("PSUs") outstanding at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSUs' related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions will be recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant date fair value of the award and the expense is recognized over the life of the award. Stock-compensation expense associated with the PSUs is as follows:

	Year Ended December 31,
	2024	2023	2022
Expense associated with the current period	$3,991	$2,994	$5,341
Expense due to reassessment of achievement related to prior periods	(759)	(553)	(267)
Total expense	$3,232	$2,441	$5,074

Index to Notes

Compensation Cost—The following table details, for each period indicated, (i) our stock-based compensation net of forfeitures, and the amount capitalized in internally developed software and (ii) includes changes to the probability of achieving outstanding performance-based equity awards, each as included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$11,180	$12,914	$15,137
Technology and development(1)	34,339	33,111	26,365
Marketing	5,027	5,148	3,991
General and administrative	20,613	19,528	17,526
Stock-based compensation from continuing operations	71,159	70,701	63,019
Stock-based compensation from discontinued operations	—	234	5,238
Total stock-based compensation	$71,159	$70,935	$68,257
(1) Net of $4,302, $4,003, and $3,660 of stock-based compensation expense capitalized for internally developed software for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss from continuing operations	$(164,801)	$(126,392)	$(249,797)
Dividends on convertible preferred stock(2)	(1,073)	(1,074)	(1,560)
Net loss from continuing operations attributable to common stock—basic and diluted	$(165,874)	$(127,466)	$(251,357)

Denominator:
Weighted-average shares—basic and diluted(1)	121,677,971	113,152,752	107,927,464
Net loss from continuing operations per share attributable to common stock—basic and diluted	$(1.36)	$(1.13)	$(2.33)
(1) Basic and diluted weighted-average shares outstanding include (i) common stock earned but not yet issued related to share-based dividends on our convertible preferred stock, and (ii) restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors.
(2) Includes $367 cash dividend paid as part of redemption of the convertible preferred notes in November 2024.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss from continuing operations per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

Index to Notes

	Year Ended December 31,
	2024	2023	2022
2023 notes as if converted	—	—	769,623
2025 notes as if converted	1,017,284	2,667,993	7,154,297
2027 notes as if converted	5,379,209	5,379,209	6,147,900
Convertible preferred stock as if converted	—	2,040,000	2,040,000
Stock options outstanding(1)	2,023,675	2,406,453	3,282,789
Restricted stock units outstanding(1)(2)	13,702,613	15,908,735	15,710,223
Total	22,122,781	28,402,390	35,104,832
(1) Excludes 2,484,058 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 11 for additional information regarding PSUs.
(2) Excludes 91,443 restricted stock units whose settlement into common stock were deferred at the option of certain non-employee directors as of December 31, 2024.

Note 13: Income Taxes

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented:

	December 31,
	2024	2023
Deferred income tax assets
Net operating loss carryforwards	$159,914	$160,329
Business interest limitation carryforwards	39,343	35,402
Tax credit carryforwards	27,136	23,968
Lease liabilities	8,128	11,472
Capitalized research and development costs	63,012	50,780
Other	15,136	15,108
Gross deferred income tax assets	312,669	297,059
Valuation allowance	(281,769)	(257,563)
Total deferred income tax assets, net of valuation allowance	30,900	39,496
Deferred income tax liabilities
Intangible assets	(24,151)	(29,608)
Right-of-use assets	(5,892)	(8,155)
Other	(1,530)	(1,997)
Total deferred income tax liabilities	(31,573)	(39,760)
Net deferred income tax assets and liabilities	$(673)	$(264)

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

The following table represents our net operating loss ("NOL") carryforwards as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Federal	$630,060	$642,212
Various states	34,939	32,234
Foreign	4,515	5,363

Index to Notes
Federal NOL carryforwards are available to offset federal taxable income with NOL carryforwards of $506,157 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period, and the remainder expiring between 2025 and 2037. State NOL carryforwards are available to offset future taxable income and begin to expire in 2025. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years. Foreign NOL carryforward periods for foreign federal and provincial jurisdictions are generally 20 years and will begin to expire in 2039.

Net research and development credit carryforwards of $27,136 and $23,968 are available as of December 31, 2024 and 2023, respectively, to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2026.

Deductible but limited federal business interest expense carryforwards of $167,417 and $149,464 are available as of December 31, 2024 and 2023, respectively, to offset future U.S. federal taxable over an indefinite period.

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

The components of loss from continuing operations before benefit for income taxes for the years ended December 31, 2024, 2023, and 2022 were $(165,235), $(125,110), and $(246,880), for federal purposes, respectively, and $(96), $(303), and $(2,801), for foreign purposes, respectively.

The following table is a reconciliation of the U.S. federal income tax at statutory rate to our effective income tax rate:

	December 31,
	2024	2023	2022
U.S. federal income tax at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	2.84	3.26	5.02
Stock-based compensation	(1.48)	(5.18)	(3.24)
Permanent differences	(0.24)	(0.36)	(0.18)
Federal research and development credit	1.92	0.58	1.77
Change in valuation allowance	(14.62)	(11.62)	(20.12)
Other	(0.35)	(0.82)	0.26
Acquisition costs	—	—	(0.02)
Expiration of tax attribute carryforwards	(8.75)	(7.63)	(4.54)
Effective income tax rate	0.32%	(0.77)%	(0.05)%

The difference between the U.S. federal income tax at statutory rate of 21% for the years ended December 31, 2024, 2023, and 2022, and our effective tax rate in all periods is primarily due to a full valuation allowance related to our U.S. deferred tax assets and the impact of U.S. states where we incur current income tax expense.

We recorded an income tax benefit of $530 for the year ended December 31, 2024 and income tax expense of $979 and $116 for the years ended December 31, 2023 and 2022. The income tax benefit recorded for the year ended December 31, 2024 primarily consists of current state income tax expense offset by accruals for certain non-recurring state tax refunds. The income tax expense recorded for the years ended December 31, 2023 and 2022 primarily consisted of current state income tax expense. Income tax (benefit) expense for the years ended December 31, 2024, 2023, and 2022 also includes federal and state deferred income tax expense generated by an increase to indefinite-lived deferred tax liabilities created through our April 2, 2021 acquisition of Rent. and our April 1, 2022 acquisition of Bay Equity which can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance.

Index to Notes

The following table summarizes the components of our income tax benefit (expense) from continuing operations for the periods presented:

	December 31,
	2024	2023	2022
Current income tax benefit (expense):
U.S. - State	$863	$(959)	$(1,074)
Total current income tax benefit (expense)	863	(959)	(1,074)
Deferred income tax benefit (expense):
U.S. - Federal	(180)	(16)	(97)
U.S. - State	(153)	(4)	1,055
Total deferred income tax benefit (expense)	(333)	(20)	958
Total income tax benefit (expense)	$530	$(979)	$(116)

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

The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
	2024	2023	2022
Unrecognized benefit—beginning of year	$5,991	$5,809	$4,692
Gross (decreases)—prior year tax positions	—	(527)	(210)
Gross increases—current year tax positions	792	709	1,327
Unrecognized benefit—end of year	$6,783	$5,991	$5,809

All of the unrecognized tax benefits as of December 31, 2024 and 2023 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $6,783 and $5,991 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There was no interest or penalties accrued related to unrecognized tax benefits for each year ended December 31, 2024 and 2023 and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2024.

Our material income tax jurisdictions are the United States (federal) and Canada (foreign). As a result of NOL carryforwards, we are subject to audit for all tax years for federal and foreign purposes. All tax years remain subject to examination in various other jurisdictions that are not material to our consolidated financial statements.

Index to Notes
Note 14: Debt

As of December 31, 2024, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2025	2026	2027	2028	2029	Thereafter
Warehouse Credit Facilities
City National Bank	$36,734	$—	$—	$—	$—	$—
Origin Bank	28,920	—	—	—	—	—
M&T Bank	21,969	—	—	—	—	—
Prosperity Bank	59,006	—	—	—	—	—

Term Loan	—	—	—	243,344	—	—

Convertible Senior Notes
2025 notes	73,516	—	—	—	—	—
2027 notes	—	—	498,691	—	—	—
Total borrowings	$220,145	$—	$498,691	$243,344	$—	$—

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

The following table summarizes borrowings under these facilities as of the periods presented:

	December 31, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$75,000	$36,734	6.26%	$50,000	$20,046	7.24%
Origin Bank	100,000	28,920	6.45%	75,000	30,110	7.25%
M&T Bank	75,000	21,969	6.46%	50,000	18,870	7.39%
Prosperity Bank	100,000	59,006	5.98%	75,000	29,358	7.23%
Republic Bank & Trust Company	N/A	N/A	N/A	45,000	23,415	7.28%
Wells Fargo Bank, N.A.	N/A	N/A	N/A	100,000	30,165	7.36%
Total	$350,000	$146,629		$395,000	$151,964

Term Loan—On October 20, 2023, we entered into a definitive agreement with Apollo Capital Management, L.P. and its affiliates (“Apollo”) whereby Apollo agreed to commit up to $250,000 of financing for us in the form of a first lien term loan facility (the “facility”). We borrowed half of the loan on October 20, 2023 and the remaining $125,000 was available as a delayed draw term loan. On May 31, 2024, we drew down the remaining $125,000 of the facility.

The facility is pre-payable at par, after 12 months of call protection (during which prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a five-year term, maturing October 20, 2028. Interest will be charged at the Secured Overnight Financing Rate (“SOFR”) +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics. The facility requires that we maintain cash and cash equivalents of $75,000 which is tested on a quarterly basis. The negative covenants include restrictions on the incurrence of liens and indebtedness, investments, certain merger transactions, and other matters, all subject to certain exceptions. The effective interest rate for our term loan is 11.43%.

Index to Notes

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

As part of the transaction, we repurchased $5,000 principal amount of our 2025 convertible notes held by Apollo and $71,894 principal amount of 2027 convertible notes held by Apollo for an aggregate repurchase price of $57,075. During the year ended December 31, 2023, we recorded $2,471 in prepaid expenses related to debt issuance costs in connection with the delayed draw portion of the term loan. Upon drawing down the remaining $125,000 available under the facility in May 2024, we reclassified the previously capitalized costs from prepaid expenses and recorded them, along with additional debt issuance costs, as debt discount and issuance costs against the term loan. As of December 31, 2024, all debt issuance and debt discount costs associated with the term loan were recorded as a debt discount, with no remaining balance in prepaid expenses. Total debt discount and debt issuance costs recorded against the term loan amounted to $4,820.

The components of the term loan were as follows:

December 31, 2024
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
247,500	2,571	1,585	243,344

December 31, 2023
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
124,688	—	272	124,416

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.87%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

Index to Notes
The following table describes repurchase activity for the years ended December 31, 2024 and 2023:

		Repurchase Program			Repurchases in Conjunction with Apollo Term Loan
Period	Issuance	Principal	Cash Paid	Gain on Extinguishment	Principal	Cash Paid	Gain on Extinguishment
Year ended December 31, 2024	2025 notes	$119,686	$106,953	$12,000	$—	$—	$—
Total		$119,686	$106,953	$12,000	$—	$—	$—

Year ended December 31, 2023	2025 notes	$320,283	$241,808	$75,204	$5,000	$4,075	$664
	2027 notes	—	—	—	71,894	46,754	18,151
Total		$320,283	$241,808	$75,204	$76,894	$50,829	$18,815

The components of the convertible senior notes are as follows:

	December 31, 2024
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$73,759	$243	$73,516
2027 notes	503,106	4,415	498,691

	December 31, 2023
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$193,445	$1,443	$192,002
2027 notes	503,106	6,371	496,735

	Year End December 31,
	2024	2023	2022
2023 notes
Contractual interest expense	$—	$223	$411
Amortization of debt issuance costs	—	81	150
Total interest expense	$—	$304	$561

2025 notes
Contractual interest expense	—	—	—
Amortization of debt issuance costs	1,200	4,602	2,706
Total interest expense	$1,200	$4,602	$2,706

2027 notes
Contractual interest expense	2,516	2,785	2,875
Amortization of debt issuance costs	1,960	3,151	2,240
Total interest expense	$4,476	$5,936	$5,115

Total
Contractual interest expense	2,516	3,008	3,286
Amortization of debt issuance costs	3,160	7,834	5,096
Total interest expense	$5,676	$10,842	$8,382

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

We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the year ended December 31, 2024.

Classification of Our Convertible Senior Notes

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

Note 15: Subsequent Events

On February 6, 2025, we entered into a Content License Agreement and Partnership Agreement with Zillow, Inc. ("Zillow"). Under the Content License, Zillow will become the exclusive provider of multifamily rental property listings with more than 25 units ("Rental Listings") on our websites, including Redfin.com, Rent.com, and ApartmentGuide.com. The Content License has an initial five-year term beginning on the date Zillow's Rental Listings first become viewable on our sites, with automatic renewal options for two additional two-year terms unless terminated with twelve months' notice prior to the end of the current term. Zillow will pay us on a per-lead basis. The agreement includes provisions for termination in cases of material breach, insolvency, or certain change of control events, with a maximum one-year wind-down period.

Under the Partnership Agreement, Zillow will make an upfront payment of $100,000 to us. We will facilitate Zillow's entry into advertising agreements with property management companies that currently advertise Rental Listings on our websites.

In connection with these agreements, we plan to restructure our rentals segment between February and July 2025, primarily through the elimination of certain employee roles within or supporting the rentals segment.

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

Changes in Internal Control Over Financing Reporting

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, the following directors and Section 16 officers adopted contracts, instructions, or written plans for the purchase or sale of our securities. Each of these intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“10b5-1 Plan”). None of our directors or Section 16 officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

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

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Bought/Sold
Anthony Kappus(1)	Chief of Legal Affairs and Digital Revenue	Adoption	November 27, 2024	June 26, 2025	112,130
Bridget Frey(2)	Chief Technology Officer	Adoption	November 27, 2024	December 31, 2025	135,333
(1) Anthony Kappus, our Chief of Legal Affairs and Digital Revenue Officer, entered into a Rule 10b5-1 Plan on November 27, 2024. Mr. Kappus’s plan provides for the potential sale of up to 7,251 shares of our common stock underlying previously vested Restricted Stock Units. Mr. Kappus’s 10b5-1 Plan also provides for the potential sale of 41,428 shares of our common stock underlying future-vesting Restricted Stock Units and 63,451 shares of our common stock underlying future-vesting Performance Stock Units. For purposes of calculating the Aggregate # of Securities to be Sold under Mr. Kappus’s 10b5-1 Plan, we have not removed the number of shares to be withheld for income taxes.
(2) Bridget Frey, our Chief Technology Officer, entered into a Rule 10b5-1 Plan on November 27, 2024. Ms. Frey’s 10b5-1 Plan provides for the potential exercise and sale of 135,333 options of our common stock.

Recast of Segment Reporting and Revenue Disclosures

Effective December 31, 2024, we determined that our monetization operating segment, previously included within our other segment, meets the quantitative thresholds for separate reporting under ASC 280. This determination was based on monetization’s segment profit exceeding 10% of the combined reported segment profit. Accordingly, monetization is now reported as a separate reportable segment.

We have recast our segment information for all prior periods to conform to the current segment structure. This change in segment reporting has no impact on our historical consolidated financial position, results of operations, or cash flows. Segment information for 2024, as previously reported and as recast, is presented below:

	Three Months Ended September 30, 2024
	Previously reported	Recast
	Other	Title	Monetization
Revenue	$15,598	$10,394	$5,204
Cost of revenue	7,151	6,984	167
Gross profit	8,447	3,410	5,037
Operating expenses
Technology and development	889	121	768
Marketing	12	9	3
General and administrative	1,215	765	450
Restructuring and reorganization	—	—	—
Total operating expenses	2,116	895	1,221
Income from continuing operations	6,331	2,515	3,816
Interest income, interest expense, income tax benefit, gain on extinguishment of convertible senior notes, and other expense, net	266	203	63
Net income from continuing operations	$6,597	$2,718	$3,879

	Three Months Ended June 30, 2024
	Previously reported	Recast
	Other	Title	Monetization
Revenue	$16,528	$11,505	$5,023
Cost of revenue	7,596	7,156	440
Gross profit	8,932	4,349	4,583
Operating expenses
Technology and development	965	118	847
Marketing	8	7	1
General and administrative	910	829	81
Restructuring and reorganization	—	—	—
Total operating expenses	1,883	954	929
Income from continuing operations	7,049	3,395	3,654
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	180	128	52
Net income from continuing operations	$7,229	$3,523	$3,706

	Three Months Ended March 31, 2024
	Previously reported	Recast
	Other	Title	Monetization
Revenue	$10,962	$6,513	$4,449
Cost of revenue	6,392	6,166	226
Gross profit	4,570	347	4,223
Operating expenses
Technology and development	832	95	737
Marketing	7	7	—
General and administrative	1,154	827	327
Restructuring and reorganization	—	—	—
Total operating expenses	1,993	929	1,064
Income (loss) from continuing operations	2,577	(582)	3,159
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	244	139	105
Net income (loss) from continuing operations	$2,821	$(443)	$3,264

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of Redfin securities that applies to all Redfin personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy also provides that Redfin will not transact in its own securities unless in compliance with U.S. securities law. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Redfin. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

The remaining information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders by April 30, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders by April 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders by April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders by April 30, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders by April 30, 2025.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filing	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of January 10, 2022, by and among Redfin Corporation, Ruby Merger Sub LLC, BE Holdco, LLC, and Brett McGovern	8-K	2.1	Jan. 11, 2022
3.1	Restated Certificate of Incorporation	10-Q	3.1	Aug. 4, 2022
3.2	Restated Bylaws	8-K	3.1	Jan. 26, 2022
4.1	Form of Common Stock Certificate	S-1/A	4.1	July 26, 2017
4.2	Description of Common Stock	10-K	4.2	Feb. 17, 2022
4.3	Form of Convertible Senior Note due 2023 (contained in exhibit 4.3)	8-K	4.1	July 23, 2018
4.4	Indenture, dated as of October 20, 2020 between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	Oct. 20, 2020
4.5	Form of Convertible Senior Note due 2025 (contained in exhibit 4.5)	8-K	4.1	Oct. 20, 2020
4.6	Indenture, dated as of March 25, 2021, between Redfin Corporation and Wells Fargo Bank, National Association	8-K	4.1	March 25, 2021
4.7	Form of Convertible Senior Note due 2027 (contained in exhibit 4.7)	8-K	4.2	March 25, 2021
10.1	Amended and Restated 2004 Equity Incentive Plan and forms of award agreements thereunder	S-1	10.2	June 30, 2017
10.2	2017 Equity Incentive Plan and forms of award agreements thereunder	10-K	10.3	Feb. 22, 2018
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (February 2019)	10-Q	10.1	May 8, 2019
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (June 2018)	8-K	10.1	June 6, 2018
10.5	Form of Performance-Based Stock Option Notice and Award Agreement (June 2019)	8-K	10.1	June 6, 2019
10.6	Form of Restricted Stock Unit Notice and Award Agreement for Non-Employee Directors (May 2019)	10-Q	10.2	Aug. 1, 2019
10.7	Form of Indemnification Agreement	S-1/A	10.1	July 17, 2017
10.9	Amended and Restated Offer Letter by and between Redfin Corporation and Glenn Kelman, dated June 27, 2017	S-1	10.4	June 30, 2017
10.10	Amended and Restated Offer Letter by and between Redfin Corporation and Bridget Frey, dated June 27, 2017	S-1	10.5	June 30, 2017
10.11	Amended and Restated Offer Letter by and between Redfin Corporation and Anthony Kappus, dated February 9, 2022	10-K	10.11	Feb. 17, 2022
10.12	Amended and Restated Offer Letter by and between Redfin Corporation and Chris Nielsen, dated June 27, 2017	10-K	10.6	Feb. 22, 2018
10.13	Offer Letter by and between Redfin Corporation and Anna Stevens, dated June 3, 2022	10-Q	10.1	Nov. 9, 2022
10.14	Offer Letter by and between Redfin Corporation and Christian Taubman, dated October 13, 2019	10-K	10.13	Feb. 12, 2020
10.15	Amended and Restated Offer Letter by and between Redfin Corporation and Adam Wiener, dated June 27, 2017	10-K	10.10	Feb. 14, 2019
10.16	Terms of Separation & Advisory Services by and between Redfin Corporation and Adam Wiener, dated August 29, 2023	10-Q	10.1	Nov. 2, 2023
10.17	Advisory Services to Redfin Corporation by and between Redfin Corporation and Adam Wiener, dated August 29, 2023	10-Q	10.2	Nov. 2, 2023
10.18	Term Loan and Security Agreement by and between Redfin Corporation, Apollo Administrative Agency LLC, and Apollo Global Funding, LLC, dated as of October 20, 2023	10-Q	10.3	Nov. 2, 2023
10.19	Form of Change in Control Severance Agreement	10-Q	10.4	Nov. 2, 2023
10.20	Form of Registration Rights Agreement by and among Redfin Corporation, Brett McGovern, as the member representative, and each member party thereto	8-K	10.1	Jan. 11, 2022
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in "Signatures")				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X
97.1	Compensation Recovery Policy				X
101	Interactive Data Files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Redfin Corporation
(Registrant)

February 27, 2025	By	/s/ Glenn Kelman
(Date)		Glenn Kelman Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn Kelman	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Glenn Kelman

/s/ Chris Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Chris Nielsen

/s/ David Lissy	Chairman of the Board of Directors	February 27, 2025
David Lissy

/s/ Robert Bass	Director	February 27, 2025
Robert Bass

/s/ Julie Bornstein	Director	February 27, 2025
Julie Bornstein

/s/ Kerry Chandler	Director	February 27, 2025
Kerry Chandler

/s/ Austin Ligon	Director	February 27, 2025
Austin Ligon

/s/ Brad Singer	Director	February 27, 2025
Brad Singer

/s/ James Slavet	Director	February 27, 2025
James Slavet

/s/ Selina Tobaccowala	Director	February 27, 2025
Selina Tobaccowala