Form 10-Q
period 2025-03-31
Redfin Corp
filed 2025-05-06
CIK 1382821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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

The registrant had 128,031,179 shares of common stock outstanding as of May 1, 2025.

Redfin Corporation

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

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

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our pending merger, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” "hope,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A of our annual report for the year ended December 31, 2024, and Part II, Item 1A of this quarterly report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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
i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Redfin Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$183,538	$124,743
Restricted cash	128	229
Accounts receivable, net of allowances for credit losses of $5,531 and $4,571	39,731	48,730
Loans held for sale	172,744	152,426
Prepaid expenses	31,229	26,853
Other current assets	31,354	22,457
Total current assets	458,724	375,438
Property and equipment, net	38,220	41,302
Right-of-use assets, net	22,536	23,713
Mortgage servicing rights, at fair value	2,614	2,736
Goodwill	461,349	461,349
Intangible assets, net	46,660	99,543
Contract asset, noncurrent	38,180	—
Other assets, noncurrent	7,896	8,376
Total assets	$1,076,179	$1,012,457
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$20,113	$16,847
Accrued and other liabilities	118,726	82,709
Warehouse credit facilities	170,212	146,629
Convertible senior notes, net	73,593	73,516
Lease liabilities	12,749	12,862
Total current liabilities	395,393	332,563
Lease liabilities, noncurrent	18,487	19,855
Convertible senior notes, net, noncurrent	499,181	498,691
Term loan	243,003	243,344
Deferred revenue, noncurrent	77,321	—
Deferred tax liabilities	780	672
Total liabilities	1,234,165	1,095,125
Commitments and contingencies (Note 6)
Stockholders’ deficit
Common stock—par value $0.001 per share; 500,000,000 shares authorized; 128,022,988 and 126,389,290 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	128	126
Additional paid-in capital	922,728	905,506
Accumulated other comprehensive loss	(189)	(166)
Accumulated deficit	(1,080,653)	(988,134)
Total stockholders’ deficit	(157,986)	(82,668)
Total liabilities and stockholders’ deficit	$1,076,179	$1,012,457

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$221,027	$225,479
Cost of revenue	150,393	154,667
Gross profit	70,634	70,812
Operating expenses
Technology and development	39,486	46,429
Marketing	39,265	24,878
General and administrative	56,467	67,873
Restructuring and reorganization	20,930	889
Total operating expenses	156,148	140,069
Loss from operations	(85,514)	(69,257)
Interest income	1,119	1,832
Interest expense	(7,784)	(4,874)
Income tax (expense) benefit	(255)	172
Gain on extinguishment of convertible senior notes	—	5,686
Other expense, net	(85)	(333)
Net loss	$(92,519)	$(66,774)

Dividends on convertible preferred stock	$—	$(233)

Net loss attributable to common stock—basic and diluted	$(92,519)	$(67,007)
Net loss per share attributable to common stock—basic and diluted	$(0.73)	$(0.57)
Weighted-average shares to compute net loss per share attributable to common stock—basic and diluted	127,168,402	118,364,267

Net loss	(92,519)	(66,774)
Other comprehensive income
Foreign currency translation adjustments	(23)	(3)
Unrealized gain on available-for-sale debt securities	—	40
Comprehensive loss	$(92,542)	$(66,737)

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(92,519)	$(66,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,309	14,398
Stock-based compensation	15,362	17,409
Contract asset amortization	1,323	—
Amortization of debt discount and issuance costs	851	709
Non-cash lease expense	2,615	3,154
Net gain on IRLCs, forward sales commitments, and loans held for sale	(3,042)	(4,124)
Change in fair value of mortgage servicing rights, net	116	(365)
Gain on extinguishment of convertible senior notes	—	(5,686)
Other	4,600	263
Change in assets and liabilities:
Accounts receivable, net	8,999	(3,245)
Prepaid expenses and other assets	(1,620)	(4,718)
Accounts payable	3,263	5,432
Accrued and other liabilities and deferred tax liabilities	14,537	8,155
Deferred revenue	97,321	—
Lease liabilities	(3,384)	(4,089)
Origination of mortgage servicing rights	(44)	(61)
Proceeds from sale of mortgage servicing rights	50	269
Origination of loans held for sale	(774,556)	(828,421)
Proceeds from sale of loans originated as held for sale	755,697	821,714
Net cash provided by (used in) operating activities	37,878	(45,980)
Investing activities
Purchases of property and equipment	(3,234)	(3,558)
Sales of investments	—	39,225
Maturities of investments	—	6,395
Net cash (used in) provided by investing activities	(3,234)	42,062
Financing activities
Proceeds from the issuance of common stock pursuant to employee equity plans	1,835	94
Tax payments related to net share settlements on restricted stock units	(721)	(529)
Borrowings from warehouse credit facilities	783,547	827,186
Repayments to warehouse credit facilities	(759,963)	(822,562)
Principal payments under finance lease obligations	—	(27)
Repurchases of convertible senior notes	—	(42,525)
Repayment of term loan principal	(625)	(313)
Net cash provided by (used in) financing activities	24,073	(38,676)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23)	(3)
Net change in cash, cash equivalents, and restricted cash	58,694	(42,597)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	124,972	151,000
End of period(2)	$183,666	$108,403

Supplemental disclosure of cash flow information
Cash paid for interest	$8,553	$7,078
Non-cash transactions
Stock-based compensation capitalized in property and equipment	747	1,265
Leasehold improvements paid directly by lessor	471	—
Recharacterization from intangible assets, net to other current assets and contract asset, noncurrent	49,378	—

(1) Cash, cash equivalents, and restricted cash consisted of the following (beginning of period):

	As of December 31,
	2024	2023
Cash and cash equivalents	$124,743	$149,759
Restricted cash	229	1,241
Total cash, cash equivalents, and restricted cash	124,972	151,000

(2) Cash, cash equivalents, and restricted cash consisted of the following (end of period):

	As of March 31,
	2025	2024
Cash and cash equivalents	$183,538	$107,129
Restricted cash	128	1,274
Total cash, cash equivalents, and restricted cash	183,666	108,403

See Notes to the consolidated financial statements.

Redfin Corporation and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ (Deficit) Equity
(in thousands, except share amounts, unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	126,389,289	$126	$905,506	$(988,134)	$(166)	$(82,668)
Issuance of common stock pursuant to exercise of stock options	—	—	240,866	1	1,835	—	—	1,836
Issuance of common stock pursuant to settlement of restricted stock units	—	—	1,476,640	1	(1)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(83,807)	—	(721)	—	—	(721)
Stock-based compensation	—	—	—	—	16,109	—	—	16,109
Other comprehensive loss	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(92,519)	—	(92,519)
Balance, March 31, 2025	—	$—	128,022,988	$128	$922,728	$(1,080,653)	$(189)	$(157,986)

Balance, December 31, 2023	40,000	$39,959	117,372,171	$117	$826,146	$(823,333)	$(182)	$2,748
Issuance of convertible preferred stock, net	—	11	—	—	—	—	—	—
Issuance of common stock as dividend on convertible preferred stock	—	—	30,640	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	15,333	—	94	—	—	94
Issuance of common stock pursuant to settlement of restricted stock units	—	—	2,099,383	2	(2)	—	—	—
Common stock surrendered for employees' tax liability upon settlement of restricted stock units	—	—	(77,286)	—	(529)	—	—	(529)
Stock-based compensation	—	—	—	—	18,674	—	—	18,674
Other comprehensive income	—	—	—	—	—	—	37	37
Net loss	—	—	—	—	—	(66,774)	—	(66,774)
Balance, March 31, 2024	40,000	$39,970	119,440,241	$119	$844,383	$(890,107)	$(145)	$(45,750)

Index to Notes to Financial Statements
Redfin Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, unaudited)

Note 1: Summary of Accounting Policies

Proposed Transaction with Rocket Companies—On March 9, 2025 we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rocket Companies, Inc. ("Rocket"), and Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rocket ("Merger Sub"). The Merger Agreement provides for the merger of Merger Sub with and into us, with us continuing as the surviving corporation and as a direct wholly owned subsidiary of Rocket (the "Merger").

Under the terms of the Merger Agreement, all of our issued and outstanding shares of common stock, par value $0.001 per share will be converted into the right to receive 0.7926 shares of Rocket's Class A common stock, par value $0.00001 per share (the "Rocket Stock") and the cash payable in lieu of fractional shares, without interest and subject to any applicable withholding taxes.

The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. The Merger is anticipated to close in the second or third quarter of 2025, subject to our receipt of required regulatory approvals and other customary closing conditions. However, we cannot predict with certainty whether or when all of the required closing conditions will be satisfied or if the Merger will close, if at all. Upon the consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from the Nasdaq Global Select Market.

The Merger Agreement contains certain customary termination rights for us and Rocket, including if the Merger is not consummated by December 9, 2025. If the Merger Agreement is terminated under certain specified circumstances, including (i) a termination by us to enter into an alternative acquisition agreement constituting a Superior Proposal (as defined in the Merger Agreement), (ii) a termination by Rocket following a change or withdrawal of our board of directors' recommendation of the Merger to our stockholders, or (iii) a termination by Rocket as a result of a material breach of our non-solicitation obligations under the Merger Agreement, then we will be obligated to pay to Rocket a termination fee of approximately $65,534 in cash.

Other than transaction expenses associated with the proposed Merger of $8,100 recorded in general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2025, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.

Zillow Partnership—On February 6, 2025, we entered into a Content License Agreement and Partnership Agreement with Zillow, Inc. ("Zillow"). Under the Content License Agreement, Zillow will become the exclusive provider of multifamily rental property listings with more than 25 units ("Rental Listings") on our websites, including Redfin.com, Rent.com, and ApartmentGuide.com. The Content License Agreement has an initial five-year term beginning on the date Zillow's Rental Listings first become viewable on Zillow and Redfin websites, with automatic renewal options for two additional two-year terms unless terminated with twelve months' notice prior to the end of the current term.

Under the Content License Agreement, we will allow Zillow to display their properties on our websites. Zillow will send us their property content through a data feed. When visitors to our websites show interest in Zillow provided property content, we will send these potential customer leads to Zillow through an application programming interface. We have agreed to meet certain minimum thresholds for delivering these leads. Zillow will pay us for each valid potential customer we send them. The payment rates will vary depending on the type of property. Zillow has guaranteed us a minimum payment of $75,000 for our lead generation services for the first twelve months after the official transition date, which is July 31, 2025.

Index to Notes to Financial Statements
Under the Partnership Agreement, in February 2025, we also received an upfront payment of $100,000 from Zillow, which is separate from the lead-generated revenue we will receive for leads delivered under the Content License Agreement.

In connection with this agreement, we plan to restructure our rentals segment between February and July 2025, primarily through the elimination of certain employee roles within or supporting the rentals segment, which is expected to impact approximately 450 employees. We recorded $18,874 in restructuring and reorganization expense in our consolidated statement of comprehensive loss primarily related to employee costs, impairment of property and equipment, and write-offs of customer accounts receivable in the three months ended March 31, 2025. We expect between $3,000 and $4,000 of additional restructuring costs to be recognized and paid in the second quarter of 2025. The details of the restructuring costs were as follows:

Restructuring and reorganization charges	Three Months Ended March 31, 2025
Employee costs	$12,038
Impairment of property and equipment and prepaid expenses	4,352
Write-off of accounts receivable	2,484
$18,874

Zillow Partnership Revenue Recognition—We determined that the Content License Agreement and Partnership Agreement should be combined and accounted for as a single contract under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The combined contract contains a single performance obligation composed of interdependent and interconnected obligations to provide content license and lead generation services to Zillow.

The transaction price includes two variable components. The $100,000 upfront payment received under the Partnership Agreement is recognized as deferred revenue initially and will be recognized on a straight-line basis over the five-year initial contract term, which approximates the pattern of satisfaction of our performance obligation. We do not believe it is probable that a significant reversal in the amount of the upfront payment and its related revenue recognized will occur. The variable consideration related to the per-lead fees will be recognized over time based on the actual number of leads generated. We believe the minimum payment guarantee is intended to act as a protective measure only based on our historical traffic and website performance. As such, we do not consider it to represent a substantive minimum nor have any impact on revenue recognition patterns.

Zillow Partnership Contract Fulfillment Costs—The customer relationships acquired as part of our 2021 acquisition of Rent., which were previously recorded in intangible assets, net in our consolidated balance sheets and that are being used to satisfy and fulfill the Partnership Agreement, have been recharacterized as costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs. These costs relate directly to the contract, generate resources that will be used in satisfying performance obligations in the future, and are expected to be recovered through the upfront payment and per-lead fees.

These contract fulfillment costs are being amortized over time on a straight-line basis over the initial five-year contract term, which is the period over which the asset is expected to provide economic benefit. We assess these assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Index to Notes to Financial Statements
We amortized the customer relationships, recorded in intangible assets, net in our consolidated balance sheets, through the date of the Partnership Agreement with Zillow. Upon the commencement of the Partnership Agreement with Zillow and receipt of the $100,000 upfront payment, we recharacterized the related customer relationships to a contract asset and recorded deferred revenue. For the three months ended March 31, 2025, contract asset amortization is recorded within cost of revenue, and we recognized a portion of the revenue of the upfront payment that was deferred and it is recorded within revenue in our consolidated statements of comprehensive loss. The initial recognition of deferred revenue, contract asset, and recharacterization of our customer relationships related to the Zillow Partnership were as follows:

Description	Financial Statement Line Item	Period Ended December 31, 2024	Initial recognition and recharacterization of intangible assets, contract assets, and deferred revenue	Period Ended March 31, 2025
Contract assets
Contract fulfillment costs	Other current assets	N/A	$9,876	$9,876
Contract fulfillment costs	Contract asset, noncurrent	N/A	39,502	37,857
Customer relationships	Intangible assets, net	50,313	(49,378)	—
Total		$50,313	$—	$47,733
Deferred revenue ($100,000 receipt of cash)
Deferred revenue	Accrued and other liabilities	N/A	$20,000	$20,000
Deferred revenue	Deferred revenue, noncurrent	N/A	80,000	77,321
Total			$100,000	$97,321

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The financial information as of December 31, 2024 that is included in this quarterly report is derived from the audited consolidated financial statements and notes for the year ended December 31, 2024 included in Item 8 in our annual report for the year ended December 31, 2024. Such financial information should be read in conjunction with the notes of the consolidated financial statements included in our annual report.

The unaudited consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2025, our statements of comprehensive loss, and statements of changes in mezzanine equity and stockholders’ (deficit) equity for the three months ended March 31, 2025 and 2024, as well as our statements of cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.

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

Index to Notes to Financial Statements
Recently Adopted Accounting Pronouncements—In September 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance for the year ended December 31, 2024 and the adoption did not have a material impact on our financial statement disclosures. See Note 2 for further details.

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

Note 2: Segment Reporting and Revenue

In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our operating segments based on revenue, gross profit, operating income, and net (loss) income. We do not analyze discrete segment balance sheet information related to long-term assets, substantially all of which are located in the United States. We have five operating segments and five reportable segments, real estate services, rentals, mortgage, title, and monetization.

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

Information on each of our reportable and other segments and reconciliation to net (loss) income is presented in the tables below. We have assigned certain previously reported expenses to each segment to conform to the way we internally manage and monitor our business. We allocated indirect costs to each segment based on a reasonable allocation methodology, when such costs are significant to the performance measures of the segments.

Index to Notes to Financial Statements

	Three Months Ended March 31, 2025
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$126,278	$52,288	$29,318	$8,637	$4,506	$—	$221,027
Cost of revenue	106,423	12,964	23,912	6,994	100	—	150,393
Gross profit	19,855	39,324	5,406	1,643	4,406	—	70,634
Operating expenses
Technology and development	25,489	10,992	689	108	784	1,424	39,486
Marketing	28,358	10,243	644	18	2	—	39,265
General and administrative	17,731	14,603	6,364	703	947	16,119	56,467
Restructuring and reorganization	—	—	—	—	—	20,930	20,930
Total operating expenses	71,578	35,838	7,697	829	1,733	38,473	156,148
(Loss) income from operations	(51,723)	3,486	(2,291)	814	2,673	(38,473)	(85,514)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	50	102	5	160	59	(7,381)	(7,005)
Net (loss) income	$(51,673)	$3,588	$(2,286)	$974	$2,732	$(45,854)	$(92,519)

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$131,180	$49,518	$33,819	$6,513	$4,449	$—	$225,479
Cost of revenue	110,914	11,457	25,904	6,166	226	—	154,667
Gross profit	20,266	38,061	7,915	347	4,223	—	70,812
Operating expenses
Technology and development	28,507	15,512	656	95	737	922	46,429
Marketing	11,177	12,788	906	7	—	—	24,878
General and administrative	19,775	22,478	6,683	827	327	17,783	67,873
Restructuring and reorganization	—	—	—	—	—	889	889
Total operating expenses	59,459	50,778	8,245	929	1,064	19,594	140,069
(Loss) income from operations	(39,193)	(12,717)	(330)	(582)	3,159	(19,594)	(69,257)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(46)	7	3	139	105	2,275	2,483
Net (loss) income	$(39,239)	$(12,710)	$(327)	$(443)	$3,264	$(17,319)	$(66,774)

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

The notional amounts of our forward sales commitments and IRLCs were as follows:

Instrument	March 31, 2025	December 31, 2024
Forward sales commitments	$426,928	$270,050
IRLCs	339,829	197,336

The locations and amounts of gains (losses) recognized in income related to our derivatives were as follows:

		Three Months Ended March 31,
Instrument	Classification	2025	2024
Forward sales commitments	Revenue	$(1,524)	$2,406
IRLCs	Revenue	3,106	2,525

Fair Value of Financial Instruments

A summary of assets and liabilities related to our financial instruments, measured at fair value on a recurring basis and as reflected in our consolidated balance sheets, is set forth below:

	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$137,293	$137,293	$—	$—
Total cash equivalents	137,293	137,293	—	—
Loans held for sale	172,744	—	172,744	—
Other current assets
Forward sales commitments	599	—	599	—
IRLCs	6,246	—	—	6,246
Total other current assets	6,845	—	599	6,246
Mortgage servicing rights, at fair value	2,614	—	—	2,614
Total assets	$319,496	$137,293	$173,343	$8,860
Liabilities
Accrued liabilities
Forward sales commitments	$1,436	$—	$1,436	$—
IRLCs	276	—	—	276
Total liabilities	$1,712	$—	$1,436	$276

Index to Notes to Financial Statements

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$65,599	$65,599	$—	$—
Total cash equivalents	65,599	65,599	—	—
Loans held for sale	152,426	—	152,426	—
Other current assets
Forward sales commitments	1,063	—	1,063	—
IRLCs	3,359	—	—	3,359
Total other current assets	4,422	—	1,063	3,359
Mortgage servicing rights, at fair value	2,736	—	—	2,736
Total assets	$225,183	$65,599	$153,489	$6,095
Liabilities
Accrued liabilities
Forward sales commitments	$377	$—	$377	$—
IRLCs	496	—	—	496
Total liabilities	$873	$—	$377	$496

There were no transfers into or out of Level 3 financial instruments during the periods presented.

The significant unobservable input used in the fair value measurement of IRLCs is the pull-through rate. Significant changes in the input could result in a significant change in fair value measurement.

The following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs and Mortgage Servicing Rights (“MSRs”):

		March 31, 2025		December 31, 2024
Key Inputs	Valuation Technique	Range	Weighted-Average	Range	Weighted-Average
IRLCs
Pull-through rate	Market pricing	70.1% - 100.0%	88.2%	74.2% - 100.0%	92.4%
MSRs
Prepayment speed	Discounted cash flow	6.0% - 24.0%	8.2%	6.0% - 23.0%	8.0%
Default rates	Discounted cash flow	0.1% - 1.1%	0.2%	0.1% - 1.2%	0.2%
Discount rate	Discounted cash flow	10.0% - 18.0%	10.3%	10.0% - 18.0%	10.3%

Index to Notes to Financial Statements

The following is a summary of changes in the fair value of IRLCs:

	Three Months Ended March 31,
	2025	2024
Balance, net—beginning of period	$2,863	$4,453
Issuances of IRLCs	13,836	16,062
Settlements of IRLCs	(11,651)	(14,739)
Fair value changes recognized in earnings	922	1,201
Balance, net—end of period	$5,970	$6,977

The following is a summary of changes in the fair value of MSRs:

	Three Months Ended March 31,
	2025	2024
Balance—beginning of period	$2,736	$32,171
MSRs originated	44	61
MSRs sales	(50)	(269)
Fair value changes recognized in earnings	(116)	365
Balance, net—end of period	$2,614	$32,328

The following table presents the estimated fair values of our convertible senior notes that are not recorded at fair value on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
2025 notes	$71,780	$69,933
2027 notes	444,937	388,594

The estimated fair value of our convertible senior notes is based on the closing trading price of the notes on the last day of trading for the period and is classified as Level 2 within the fair value hierarchy due to the limited trading activity of the notes. See Note 12 for additional details on our convertible senior notes.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets, and other assets. These assets are remeasured at fair value if determined to be impaired.

Index to Notes to Financial Statements
The cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash, money market funds, and restricted cash were as follows:

	March 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash
Cash	N/A	$46,245	$—	$—	$46,245	$46,245
Money markets funds	Level 1	137,293	—	—	137,293	137,293
Restricted cash	N/A	128	—	—	128	128
Total		$183,666	$—	$—	$183,666	$183,666

	December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash, Cash Equivalents, and Restricted Cash
Cash	N/A	$59,144	$—	$—	$59,144	$59,144
Money markets funds	Level 1	65,599	—	—	65,599	65,599
Restricted cash	N/A	229	—	—	229	229
Total		$124,972	$—	$—	$124,972	$124,972

As of March 31, 2025 and December 31, 2024, we do not have any investments.

Note 4: Property and Equipment

The components of property and equipment were as follows:

	Useful Lives (Years)	March 31, 2025	December 31, 2024
Leasehold improvements	Shorter of lease term or economic life	$25,536	$25,195
Website and software development costs	3 - 5	88,689	88,948
Computer and office equipment	3 - 5	13,875	14,032
Software	3	1,607	1,607
Furniture	7	6,529	6,688
Property and equipment, gross		136,236	136,470
Accumulated depreciation and amortization		(102,109)	(99,679)
Construction in progress		4,093	4,511
Property and equipment, net		$38,220	$41,302

The following table summarizes depreciation and amortization and capitalized software development costs:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization for property and equipment	$4,804	$4,651
Capitalized software development costs, including stock-based compensation	3,017	4,550

Index to Notes to Financial Statements
Note 5: Leases

We lease office space under noncancelable operating leases with original terms ranging from one to 11 years, and prior to September 30, 2024, vehicles under noncancelable finance leases with terms of four years. Generally, the operating leases require a fixed minimum rent with contractual minimum rent increases over the lease term. The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost:
Operating lease cost (cost of revenue)	$1,754	$2,377
Operating lease cost (operating expenses)	1,205	1,216
Short-term lease cost	577	686
Sublease income	(292)	(501)
Total operating lease cost	$3,244	$3,778

Finance lease cost:
Amortization of right-of-use assets	$—	$25
Interest on lease liabilities	—	3
Total finance lease cost	$—	$28

	Operating		Total Lease Obligations
Maturity of Lease Liabilities	Lease Liabilities(2)	Other Leases
2025, excluding the three months ended March 31, 2025	$10,703	$1,076	$11,779
2026	11,899	292	12,191
2027	6,841	178	7,019
2028	2,240	160	2,400
2029	1,022	165	1,187
Thereafter	466	31	497
Total lease payments	$33,171	$1,902	$35,073
Less: Interest(1)	1,935
Present value of lease liabilities	$31,236
(1) Includes interest on operating leases of $1,068 due within the next twelve months.
(2) Excludes sublease income. As of March 31, 2025, we expect sublease income of approximately $561 to be received for the remainder of fiscal year 2025.

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining operating lease term (years)	2.7	2.8
Weighted-average discount rate for operating leases	4.5%	4.5%

	Three Months Ended March 31,
Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,774	$4,637
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	—	20
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,620	$896
Finance leases	—	68

Index to Notes to Financial Statements
Note 6: Commitments and Contingencies

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

Lawsuit by David Eraker—On May 11, 2020, David Eraker, our co-founder and former chief executive officer who departed Redfin in 2006, filed a complaint through Appliance Computing III, Inc. (d/b/a Surefield) ("Surefield"), which is a company that Mr. Eraker founded and that we believe he controls, in the U.S. District Court for the Western District of Texas, Waco Division. The complaint alleged that we were infringing four patents claimed to be owned by Surefield without its authorization or license. Surefield sought an unspecified amount of damages and an injunction against us offering products and services that allegedly infringe the patents at issue. On May 17, 2022, the jury returned a verdict in our favor, finding that we did not infringe any of the asserted claims of the patents claimed to be owned by Surefield, and accordingly, we do not owe any damages to Surefield. The jury also found that all asserted claims of Surefield’s claimed patents were invalid. The court entered final judgment on August 15, 2022. On September 12, 2022, Surefield filed a motion for judgment as a matter of law and a motion for a new trial. In the motions, Surefield asserts that no jury could have found non-infringement based on the trial record, among other things. We filed oppositions to the motions on October 3, 2022 and Surefield filed replies on October 21, 2022. On October 7, 2024, the court appointed a technical advisor to assist the court with the pending post-trial motions. On February 20, 2025, the court issued an order denying Surefield’s motion for judgment as a matter of law and motion for a new trial. Surefield filed a notice of appeal on March 24, 2025.

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

Index to Notes to Financial Statements
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

Index to Notes to Financial Statements
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

Other Commitments

Our title and settlement business and our mortgage business each hold cash in escrow at third-party financial institutions on behalf of homebuyers and home sellers. As of March 31, 2025, we held $52,681 in escrow and did not record this amount on our consolidated balance sheets. We may be held contingently liable for the disposition of the cash we hold in escrow.

Note 7: Acquired Intangible Assets and Goodwill

Acquired Intangible Assets—The following table presents the gross carrying amount and accumulated amortization of intangible assets:

		March 31, 2025			December 31, 2024
	Weighted-Average Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names	9.3	$82,690	$(36,030)	$46,660	$82,690	$(33,698)	$48,992
Developed technology	3.3	66,340	(66,340)	—	66,340	(66,102)	238
Customer relationships(1)	10	860	(860)	—	81,360	(31,047)	50,313
Total		$149,890	$(103,230)	$46,660	$230,390	$(130,847)	$99,543
(1) A portion of our customer relationships have been recharacterized to a contract asset due to the Partnership Agreement with Zillow. See Note 1 of our consolidated financial statements for further details.

The following table presents amortization expense:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$3,505	$9,747

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of March 31, 2025:

2025, excluding the three months ended March 31, 2025	$7,713
2026	9,197
2027	7,000
2028	7,000
2029	7,000
Thereafter	8,750
Estimated remaining amortization expense	$46,660

Goodwill—The following table presents the carrying amount of goodwill by reportable segment:

	Real Estate Services	Rentals	Mortgage	Total
Balance as of March 31, 2025 and December 31, 2024	$250,231	$159,151	$51,967	$461,349

Index to Notes to Financial Statements
Note 8: Accrued and Other Liabilities

The components of accrued and other liabilities were as follows:

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$55,294	$51,842
Miscellaneous accrued liabilities	28,629	15,577
Legal contingencies	9,250	9,250
Deferred revenue from Zillow Partnership	20,000	—
Customer contract liabilities	5,553	6,040
Total accrued and other liabilities	$118,726	$82,709

Note 9: Equity and Equity Compensation Plans

Common Stock—As of March 31, 2025 and December 31, 2024, our amended and restated certificate of incorporation authorized us to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

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

We have reserved shares of common stock for future issuance under our 2017 EIP as follows:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding	1,782,470	2,023,675
Restricted stock units outstanding	11,491,592	13,794,056
Shares available for future equity grants	15,450,831	8,252,747
Total shares reserved for future issuance	28,724,893	24,070,478

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

Index to Notes to Financial Statements
We have reserved shares of common stock for future issuance under our ESPP as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Shares available for issuance at beginning of period(1)	4,907,528	4,378,042
Shares issued during the period	—	(734,406)
Total shares available for future issuance at end of period	4,907,528	3,643,636
(1) Includes automatic increase of shares available for issuance, which occurs annually on January 1.

Stock Options—Option activity for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,023,675	$11.60	1.73	$94
Options exercised	(240,865)	7.62
Options expired	(340)	8.10
Outstanding as of March 31, 2025	1,782,470	12.14	1.66	676
Options exercisable as of March 31, 2025	1,782,470	12.14	1.66	676

The grant date fair value of our stock options was recorded as stock-based compensation over the stock options' vesting period. All outstanding options were fully vested as of March 31, 2025. We did not recognize any option-related expense during the three months ended March 31, 2025.

Restricted Stock Units—Restricted stock unit activity for the three months ended March 31, 2025 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of January 1, 2025	13,794,056	$8.68
Granted	434,732	6.09
Vested	(1,476,640)	8.88
Forfeited or canceled	(1,260,556)	8.74
Outstanding or deferred as of March 31, 2025(1)	11,491,592	8.54
(1) Starting with the restricted stock units granted to them in June 2019, our non-employee directors have the option to defer the issuance of common stock receivable upon vesting of such restricted stock units until 60 days following the day they are no longer providing services to us or, if earlier, upon a change in control transaction. The amount reported as vested excludes restricted stock units that have vested but whose settlement into shares has been deferred. The amount reported as outstanding or deferred as of March 31, 2025 includes these restricted stock units. As no further conditions exist to prevent the issuance of the shares of common stock underlying these restricted stock units, the shares are included in basic and diluted weighted shares outstanding used to calculate net loss per share attributable to common stock. The amount of shares whose issuance have been deferred is not considered material and is not reported separately from stock-based compensation in our consolidated statements of changes in mezzanine equity and stockholders’ (deficit) equity.

The grant date fair value of restricted stock units is recorded as stock-based compensation over the vesting period. As of March 31, 2025, there was $72,251 of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.01 years.

Index to Notes to Financial Statements
As of March 31, 2025, there were 2,058,053 restricted stock units subject to performance and market conditions ("PSUs") at 100% of the target level. Depending on our achievement of the performance and market conditions, the actual number of shares of common stock issuable upon vesting of PSUs will range from 0% to 200% of the target amount. For each PSU recipient, the awards will vest only if the recipient is continuing to provide service to us upon our board of directors, or its compensation committee, certifying that we have achieved the PSU's related performance or market conditions. Stock-based compensation expense for PSUs with performance conditions is recognized when it is probable that the performance conditions will be achieved. For PSUs with market conditions, the market condition is reflected in the grant-date fair value of the award and the expense is recognized over the life of the award.

Stock-based compensation expense associated with the PSUs was as follows:

	Three Months Ended March 31,
	2025	2024
PSU expense	$1,075	$773
Reassessment of achievement of performance conditions	—	(401)
Total expense	$1,075	$372

Compensation Cost—Stock-based compensation, net of forfeitures and the amount capitalized in website and software development costs were as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$2,607	$2,739
Technology and development(1)	7,342	8,239
Marketing	904	1,431
General and administrative	4,509	5,000
Total stock-based compensation	15,362	17,409
(1) Net of $747 and $1,265 of stock-based compensation that was capitalized in the three months ended March 31, 2025 and 2024, respectively.

Note 10: Net Loss per Share Attributable to Common Stock

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

We calculate basic and diluted net loss per share attributable to common stock in conformity with the two-class method required for companies with participating securities. The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(92,519)	$(66,774)
Dividends on convertible preferred stock	—	(233)
Net loss attributable to common stock—basic and diluted	$(92,519)	$(67,007)
Denominator:
Weighted-average shares—basic and diluted(1)	127,168,402	118,364,267
Net loss per share attributable to common stock—basic and diluted	$(0.73)	$(0.57)
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

Index to Notes to Financial Statements
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
2025 notes as if converted(1)	1,017,284	1,998,654
2027 notes as if converted(1)	5,379,209	5,379,209
Convertible preferred stock as if converted	—	2,040,000
Stock options outstanding	1,782,470	2,372,110
Restricted stock units outstanding(2)(3)	11,400,149	13,417,675
Employee stock purchase plan	385,525	348,986
Total	19,964,637	25,556,634
(1) Based on the closing price of our common stock of $9.21 on March 31, 2025, the if-converted values of both convertible notes were less than the principal amounts.
(2) Excludes 2,058,053 incremental PSUs that could vest, assuming applicable performance criteria and market conditions are achieved at 200% of target, which is the maximum achievement level. See Note 9 for additional information regarding PSUs.
(3) Excludes 91,443 restricted stock units that have vested but whose settlement into common stock were deferred at the option of certain non-employee directors as of March 31, 2025.

Note 11: Income Taxes

During the three months ended March 31, 2025, we recorded an income tax expense of $255 resulting in an effective tax rate of (0.28)%, which is primarily a result of current state income taxes. Our current income tax expense was supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity. Our March 31, 2024 effective tax rate of 0.26% is primarily a result of current state taxes which are supplemented by deferred tax expenses associated with increases to indefinite-lived deferred tax liabilities created through the Company’s April 2, 2021 acquisition of Rent., and April 1, 2022 acquisition of Bay Equity.

In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our U.S. deferred tax assets for the three months ended March 31, 2025 and 2024. To the extent that the financial results of our U.S. operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

As of December 31, 2024, we had accumulated approximately $630,060 of federal net operating losses, approximately $34,939 (tax effected) of state net operating losses, and approximately $4,515 of foreign net operating losses. Federal net operating losses are available to offset federal taxable income and begin to expire in 2024, with net operating loss carryforwards of $506,157 generated after 2017 available to offset future U.S. federal taxable income over an indefinite period.

Net research and development credit carryforwards of $27,136 and $23,968 are available as of December 31, 2024 and 2023, respectively, to reduce future liabilities. The research and development credit carryforwards begin to expire in 2026.

Index to Notes to Financial Statements
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

Note 12: Debt

As of March 31, 2025, outstanding borrowings of our debt are as follows:

	Maturity of Debt
Lender	2025	2026	2027	2028	2029	Thereafter
Warehouse Credit Facilities
City National Bank	$37,007	$—	$—	$—	$—	$—
Origin Bank	36,516	—	—	—	—	—
M&T Bank	30,807	—	—	—	—	—
Prosperity Bank	65,882	—	—	—	—	—

Term Loan	—	—	—	243,003	—	—

Convertible Senior Notes
2025 notes	73,593	—	—	—	—	—
2027 notes	—	—	499,181	—	—	—
Total borrowings	$243,805	$—	$499,181	$243,003	$—	$—

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

The following table summarizes borrowings under these facilities as of the periods presented:

	March 31, 2025			December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
City National Bank	$75,000	$37,007	6.25%	$75,000	$36,734	6.26%
Origin Bank	100,000	36,516	6.20%	100,000	28,920	6.45%
M&T Bank	75,000	30,807	6.36%	75,000	21,969	6.46%
Prosperity Bank	100,000	65,882	5.95%	100,000	59,006	5.98%
Total	$350,000	$170,212		$350,000	$146,629

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

Index to Notes to Financial Statements
The facility is pre-payable at par, after 12 months of call protection (during which prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a five-year term, maturing October 20, 2028. Interest will be charged at the Secured Overnight Financing Rate (“SOFR”) +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics. The facility requires that we maintain cash and cash equivalents of $75,000 which is tested on a quarterly basis. The negative covenants include restrictions on the incurrence of liens and indebtedness, investments, certain merger transactions, and other matters, all subject to certain exceptions. The effective interest rate for our term loan is 11.15%.

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

The components of the term loan were as follows:

March 31, 2025
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$246,875	$2,402	$1,470	$243,003

December 31, 2024
Aggregate Principal Amount	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
$247,500	$2,571	$1,585	$243,344

Convertible Senior Notes—We have issued convertible senior notes with the following characteristics:

Issuance	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Conversion Rate
2025 notes	October 15, 2025	—%	0.42%	—	—	13.7920
2027 notes	April 1, 2027	0.50%	0.87%	October 1, 2021	April 1; October 1	10.6920

We issued our 2025 notes on October 20, 2020, with an aggregate principal amount of $661,250. In the three months ended March 31, 2025, we did not repurchase any of our 2025 notes.

We issued our 2027 notes on March 25, 2021 and April 5, 2021, with an aggregate principal amount of $575,000.

Index to Notes to Financial Statements
The components of our convertible senior notes were as follows:

	March 31, 2025
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$73,759	$166	$73,593
2027 notes	503,106	3,925	499,181

	December 31, 2024
Issuance	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2025 notes	$73,759	$243	$73,516
2027 notes	503,106	4,415	498,691

	Three Months Ended March 31,
	2025	2024
2025 notes
Contractual interest expense	—	—
Amortization of debt issuance costs	77	513
Total interest expense	$77	$513

2027 notes
Contractual interest expense	629	629
Amortization of debt issuance costs	490	490
Total interest expense	$1,119	$1,119

Total
Contractual interest expense	629	629
Amortization of debt issuance costs	567	1,003
Total interest expense	$1,196	$1,632

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

Index to Notes to Financial Statements
We intend to settle any future conversions of our convertible senior notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We apply the if-converted method to calculate diluted earnings per share when applicable. Under the if-converted method, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. None of the above conditions were satisfied during the three months ended March 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended December 31, 2024. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

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

Proposed Transaction with Rocket Companies

On March 9, 2025 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rocket Companies, Inc. ("Rocket"), and Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rocket ("Merger Sub"). The Merger Agreement provides for the merger of Merger Sub with and into us, with us continuing as the surviving corporation and as a direct wholly owned subsidiary of Rocket (the “Merger”). See Note 1 to our consolidated statements for additional details on the Merger Agreement. The full text of the Merger Agreement is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the SEC on March 10, 2025.

Zillow Partnership

On February 6, 2025, we entered into a Content License Agreement and Partnership Agreement with Zillow, Inc. (“Zillow”). Under the Content License Agreement, we will allow Zillow to display their properties on our websites. Zillow will send us their property content through a data feed. When visitors to our websites show interest in Zillow provided property content, we will send these potential customer leads to Zillow through an application programming interface. We have agreed to meet certain minimum thresholds for delivering these leads. Zillow will pay us for each valid potential customer we send them. The payment rates will vary depending on the type of property. Zillow has guaranteed us a minimum payment of $75,000 for our lead generation services for the first twelve months after the official transition date, which is July 31, 2025.

Under the Partnership Agreement, in February 2025, we also received an upfront payment of $100,000 from Zillow, which is separate from the lead-generated revenue we will receive for leads delivered under the Content License Agreement.

In connection with this agreement, we are restructuring our rentals segment, primarily through the elimination of certain employee roles within or supporting the rentals segment, which is expected to impact approximately 450 employees. We recorded $18.9 million in restructuring and reorganization expense in our consolidated statement of comprehensive loss primarily related to employee costs, impairment of property and equipment, and write-offs of customer accounts receivable in the three months ended March 31, 2025. We expect additional restructuring costs in the second quarter of 2025. We expect between $3.0 million and $4.0 million of additional restructuring costs to be recognized and paid in the second quarter of 2025. See Note 1 to our consolidated financial statements for additional details on these agreements.

As of the end of April, all properties subject to the Content License Agreement were visible to consumers on our websites. We expect the partnership to be fully implemented, with no legacy customers, and all multifamily rentals revenue to come from Zillow by the end of July 2025.

Adverse Macroeconomic Conditions and Our Associated Actions

Beginning in the second quarter of 2022, a number of economic factors adversely impacted the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, and increased inflation. This shift in the macroeconomic backdrop adversely impacted consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. Adverse mortgage interest rates, lower consumer sentiment, financial market volatility, and the potential for increased inflation have all continued into 2025.

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

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023
Monthly average visitors (in thousands)	45,659	42,680	49,413	51,619	48,803	43,861	51,309	52,308
Real estate services transactions
Brokerage	9,866	11,441	13,324	14,178	10,039	10,152	13,075	13,716
Partner	2,389	2,922	3,440	3,395	2,691	3,186	4,351	3,952
Total	12,255	14,363	16,764	17,573	12,730	13,338	17,426	17,668
Real estate services revenue per transaction
Brokerage	$12,084	$12,249	$12,363	$12,545	$12,433	$12,248	$12,704	$12,376
Partner	2,955	3,027	3,025	2,859	2,367	2,684	2,677	2,756
Aggregate	10,304	10,373	10,447	10,674	10,305	9,963	10,200	10,224
U.S. market share by units	0.75%	0.72%	0.76%	0.77%	0.77%	0.72%	0.78%	0.75%
Revenue from top-10 Redfin markets as a percentage of real estate services revenue	55%	56%	56%	56%	55%	55%	56%	55%
Average number of lead agents	2,190	1,927	1,757	1,719	1,658	1,692	1,744	1,792
Mortgage originations by dollars (in millions)	$887	$1,035	$1,214	$1,338	$969	$885	$1,110	$1,282
Mortgage originations by units	2,111	2,434	2,900	3,192	2,365	2,293	2,786	3,131

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

Revenue from Top-10 Markets as a Percentage of Real Estate Services Revenue

Our top-10 markets by real estate services revenue are the metropolitan areas of Dallas, Chicago, Denver, Los Angeles (including Santa Barbara), Maryland, Northern Virginia, Portland (including Bend), San Diego, San Francisco, and Seattle. This metric is an indicator of the geographic concentration of our real estate services segment. We expect our revenue from top-10 markets to decline as a percentage of our total real estate services revenue over time.

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

Rentals Revenue

Rentals Revenue—Rentals revenue is primarily composed of subscription-based product offerings for internet listing services, as well as lead management and digital marketing solutions. Rentals revenue is affected by the number of product offerings sold, pricing for each product, customer retention, and the mix of product offerings sold to our customers. Beginning in the second quarter of 2025, rentals revenue will be largely composed of leads generated from our websites. See Note 1 to our consolidated financial statements for additional details on this change.

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

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of personnel costs (including base pay, benefits, and stock-based compensation), transaction bonuses, home-touring and field expenses, listing expenses, customer and contract fulfillment costs related to our rentals segment, office and occupancy expenses, interest expense on our mortgage related warehouse facilities, and depreciation and amortization related to fixed assets, contract assets, and acquired intangible assets.

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

Restructuring and Reorganization

Restructuring and reorganization expenses consist primarily of personnel-related costs associated with employee terminations, or retention payments associated with wind-down activities, impairments of property and equipment and prepaid expenses, and write-offs of customer accounts receivable.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and investments, and interest income related to originated mortgage loans.

Interest Expense

Interest expense consists primarily of interest payable and the amortization of debt discounts and issuance costs related to our convertible senior notes and term loan. See Note 12 to our consolidated financial statements for information regarding interest on our convertible senior notes.

Interest expense also includes interest on borrowings and the amortization of debt issuance costs related to our warehouse credit facilities. See Note 12 to our consolidated financial statements for information regarding interest for the facility.

Income Tax (Expense) Benefit

Income tax (expense) benefit primarily relates to federal, state, and local taxes recorded.

Gain on Extinguishment of Convertible Senior Notes

Gain on extinguishment of convertible senior notes relates to gains recognized on the repurchase of our convertible senior notes. See Note 12 to our consolidated financial statements for information regarding our convertible senior notes.

Other Expense, Net

Other expense, net consists primarily of losses related to fixed asset disposals or write-offs and other assets.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2025	2024

	(in thousands)

Revenue	$221,027	$225,479
Cost of revenue(1)	150,393	154,667
Gross profit	70,634	70,812
Operating expenses
Technology and development(1)	39,486	46,429
Marketing(1)	39,265	24,878
General and administrative(1)	56,467	67,873
Restructuring and reorganization	20,930	889
Total operating expenses	156,148	140,069
Loss from operations	(85,514)	(69,257)
Interest income	1,119	1,832
Interest expense	(7,784)	(4,874)
Income tax (expense) benefit	(255)	172
Gain on extinguishment of convertible senior notes	—	5,686
Other expense, net	(85)	(333)
Net loss	$(92,519)	$(66,774)

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)

Cost of revenue	$2,607	$2,739
Technology and development	7,342	8,239
Marketing	904	1,431
General and administrative	4,509	5,000
Total stock-based compensation	$15,362	$17,409

	Three Months Ended March 31,
	2025	2024

	(as a percentage of revenue)

Revenue	100.0%	100.0%
Cost of revenue(1)	68.0	68.6
Gross profit	32.0	31.4
Operating expenses
Technology and development(1)	17.9	20.6
Marketing(1)	17.8	11.0
General and administrative(1)	25.5	30.1
Restructuring	9.5	0.4
Total operating expenses	70.7	62.1
Loss from operations	(38.7)	(30.7)
Interest income	0.5	0.8
Interest expense	(3.5)	(2.2)
Income tax (expense) benefit	(0.1)	0.1
Gain on extinguishment of convertible senior notes	—	2.5
Other expense, net	—	(0.1)
Net loss	(41.8)%	(29.6)%

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024

	(as a percentage of revenue)

Cost of revenue	1.2%	1.2%
Technology and development	3.3	3.7
Marketing	0.4	0.6
General and administrative	2.0	2.2
Total	6.9%	7.7%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)

Real estate services
Brokerage	$119,219	$124,810	$(5,591)	(4)%
Partner	7,059	6,370	689	11
Total real estate services	126,278	131,180	(4,902)	(4)
Rentals	52,288	49,518	2,770	6
Mortgage	29,318	33,819	(4,501)	(13)
Title	8,637	6,513	2,124	33
Monetization	4,506	4,449	57	1
Total revenue	$221,027	$225,479	$(4,452)	(2)
Percentage of revenue
Real estate services
Brokerage	53.9%	55.4%
Partner	3.2	2.8
Total real estate services	57.1	58.2
Rentals	23.7	22.0
Mortgage	13.3	15.0
Title	3.9	2.8
Monetization	2.0	2.0
Total revenue	100.0%	100.0%

In the three months ended March 31, 2025, revenue decreased by $4.5 million, or 2%, as compared with the same period in 2024. This decrease in revenue was primarily attributable to a $4.9 million decrease in real estate services revenue and a $4.5 million decrease in mortgage revenue. This was partially offset by a $2.8 million increase in rentals revenue, and a $2.1 million increase in title revenue. Brokerage revenue decreased by $5.6 million, and partner revenue increased by $0.7 million. Brokerage revenue decreased 4% during the period, driven by a 2% decrease in brokerage transactions and a 3% decrease in brokerage revenue per transaction.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)

Cost of revenue
Real estate services	$106,423	$110,914	$(4,491)	(4)%
Rentals	12,964	11,457	1,507	13
Mortgage	23,912	25,904	(1,992)	(8)
Title	6,994	6,166	828	13
Monetization	100	226	(126)	(56)
Total cost of revenue	$150,393	$154,667	$(4,274)	(3)

Gross profit
Real estate services	$19,855	$20,266	$(411)	(2)%
Rentals	39,324	38,061	1,263	3
Mortgage	5,406	7,915	(2,509)	(32)
Title	1,643	347	1,296	373
Monetization	4,406	4,223	183	4
Total gross profit	$70,634	$70,812	$(178)	0

Gross margin (percentage of revenue)
Real estate services	15.7%	15.4%
Rentals	75.2	76.9
Mortgage	18.4	23.4
Title	19.0	5.3
Monetization	97.8	94.9
Total gross margin	32.0	31.4

In the three months ended March 31, 2025, total cost of revenue decreased by $4.3 million, or 3%, as compared with the same period in 2024. This decrease in cost of revenue was primarily attributable to a $5.2 million decrease in home-touring and field expenses, partially offset by a $1.5 million increase in personnel costs and transaction bonuses.

In the three months ended March 31, 2025, total gross margin was increased 60 basis points as compared with the same period in 2024, driven primarily by increases in real estate services, title and monetization gross margins, and the relative growth of our rentals, title and monetization businesses.

In the three months ended March 31, 2025, real estate services gross margin increased 30 basis points as compared with the same period in 2024. This was primarily attributable to a 210 basis point decrease in home improvement costs incurred on behalf of home sellers, as a percentage of revenue. This decrease was partially offset by a 470 basis point increase in personnel costs and transaction bonuses and a 340 basis point decrease in home-touring and field expenses, each as a percentage of revenue, as we have eliminated compensation for home-touring and field expenses and replaced it with transaction bonuses for employee agents.

In the three months ended March 31, 2025, rentals gross margin decreased 170 basis points as compared with the same period in 2024. This was primarily attributable to a 250 basis point increase in contract fulfillment costs associated with our agreements with Zillow (see Note 1 to our consolidated financial statements), and a 110 basis point increase in marketing expenses, each as a percentage of revenue. This was partially offset by a 180 basis point decrease in personnel costs as a percentage of revenue.

In the three months ended March 31, 2025, mortgage gross margin decreased 500 basis points as compared with the same period in 2024. This was primarily attributable to a 480 basis point increase in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2025, title gross margin increased 1,370 basis points as compared with the same period in 2024. This was primarily attributable to a 1,010 basis point decrease in personnel costs and transaction bonuses as a percentage of revenue.

In the three months ended March 31, 2025, monetization gross margin increased 290 basis points as compared with the same period in 2024.

Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)

Technology and development	$39,486	$46,429	$(6,943)	(15)%
Marketing	39,265	24,878	14,387	58
General and administrative	56,467	67,873	(11,406)	(17)
Restructuring	20,930	889	20,041	2,254
Total operating expenses	$156,148	$140,069	$16,079	11
Percentage of revenue
Technology and development	17.9%	20.6%
Marketing	17.8	11.0
General and administrative	25.5	30.1
Restructuring and reorganization	9.5	0.4
Total operating expenses	70.7%	62.1%

In the three months ended March 31, 2025, technology and development expenses decreased by $6.9 million, or 15%, as compared with the same period in 2024. The decrease was primarily attributable to a $4.3 million decrease in amortization expenses, as the intangible technology assets acquired with Rent. completed their amortization. In addition, we decreased personnel expenses by $1.5 million.

In the three months ended March 31, 2025, marketing expenses increased by $14.4 million, or 58%, as compared with the same period in 2024. The increase was primarily attributable to a $16.1 million increase in marketing media costs, partially offset by a $1.6 million decrease in personnel costs.

In the three months ended March 31, 2025, general and administrative expenses decreased by $11.4 million, or 17%, as compared with the same period in 2024. This was primarily attributable to a $9.4 million decrease in legal settlement expenses and a $7.1 million decrease in personnel costs. This was partially offset by an $8.1 million increase in acquisition and merger expenses.

In the three months ended March 31, 2025, restructuring and reorganization expenses increased by $20.0 million as compared with the same period in 2024. This was primarily attributable to the restructuring of our rentals segment due to the Partnership Agreement with Zillow. See Note 1 to our consolidated financial statements for more information.

Interest Income, Interest Expense, Income Tax (Expense) Benefit, Gain on Extinguishment of Convertible Senior Notes, and Other Expense, Net

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)

Interest income	$1,119	$1,832	$(713)	(39)%
Interest expense	(7,784)	(4,874)	(2,910)	60
Income tax (expense) benefit	(255)	172	(427)	(248)
Gain on extinguishment of convertible senior notes	—	5,686	(5,686)	(100)
Other expense, net	(85)	(333)	248	(74)
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible notes, and other expense, net	$(7,005)	$2,483	$(9,488)	(382)
Percentage of revenue
Interest income	0.5%	0.8%
Interest expense	(3.5)	(2.2)
Income tax (expense) benefit	(0.1)	0.1
Gain on extinguishment of convertible senior notes	0.0	2.5
Other expense, net	0.0	(0.1)
Interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible notes, and other expense, net	(3.1)%	1.1%

In the three months ended March 31, 2025, interest income, interest expense, income tax (expense) benefit, gain on extinguishment of convertible senior notes, and other expense, net decreased by $9.5 million as compared to the same period in 2024.

Interest expense increased by $2.9 million due primarily to interest on our term loan from the delayed draw of $125.0 million, which we did not have in the same period in 2024. See Note 12 to our consolidated financial statements for further information.

Gain on extinguishment of convertible senior notes decreased by $5.7 million, as we did not pay down any portion of our 2025 or 2027 notes at a discount in the current period, where we had such activity in the same period in 2024.

Segment Financial Information

The following tables present, for each of our reportable and other segments, financial information on a GAAP basis and adjusted EBITDA, which is a non-GAAP financial measure, for the three and three months ended March 31, 2025 and 2024.

See Note 2 to our consolidated financial statements for more information regarding our GAAP segment reporting.

To supplement our consolidated financial statements that are prepared and presented in accordance with GAAP, we also compute and present adjusted EBITDA, which is a non-GAAP financial measure. We believe adjusted EBITDA is useful for investors because it enhances period-to-period comparability of our financial statements on a consistent basis and provides investors with useful insight into the underlying trends of the business. The presentation of this financial measure is not intended to be considered in isolation or as a substitute of, or superior to, our financial information prepared and presented in accordance with GAAP. Our calculation of adjusted EBITDA may be different from adjusted EBITDA or similar non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Our adjusted EBITDA for the three months ended March 31, 2025 and 2024 is presented below, along with a reconciliation of adjusted EBITDA to net (loss) income.

	Three Months Ended March 31, 2025
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$126,278	$52,288	$29,318	$8,637	$4,506	$—	$221,027
Cost of revenue	106,423	12,964	23,912	6,994	100	—	150,393
Gross profit	19,855	39,324	5,406	1,643	4,406	—	70,634
Operating expenses
Technology and development	25,489	10,992	689	108	784	1,424	39,486
Marketing	28,358	10,243	644	18	2	—	39,265
General and administrative	17,731	14,603	6,364	703	947	16,119	56,467
Restructuring and reorganization	—	—	—	—	—	20,930	20,930
Total operating expenses	71,578	35,838	7,697	829	1,733	38,473	156,148
(Loss) income from operations	(51,723)	3,486	(2,291)	814	2,673	(38,473)	(85,514)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	50	102	5	160	59	(7,381)	(7,005)
Net (loss) income	$(51,673)	$3,588	$(2,286)	$974	$2,732	$(45,854)	$(92,519)

	Three Months Ended March 31, 2025
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total

	(in thousands)

Net (loss) income	$(51,673)	$3,588	$(2,286)	$974	$2,732	$(45,854)	$(92,519)
Interest income(1)	(50)	(102)	(2,353)	(160)	(59)	(747)	(3,471)
Interest expense(2)	—	—	1,972	—	—	7,782	9,754
Income tax expense	—	—	—	—	—	255	255
Depreciation and amortization	3,079	5,377	864	19	91	201	9,631
Stock-based compensation(3)	9,041	2,738	387	277	319	2,600	15,362
Transaction-related costs(4)	—	—	—		—	8,100	8,100
Restructuring and reorganization(5)	—	—	—	—	—	20,930	20,930
Adjusted EBITDA	$(39,603)	$11,601	$(1,416)	$1,110	$3,083	$(6,733)	$(31,958)
(1) Interest income includes $2.4 million of interest income related to originated mortgage loans for the three months ended March 31, 2025.
(2) Interest expense includes $2.0 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2025.
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 9 to our consolidated financial statements for more information.
(4) Transaction-related costs consist of fees for external advisory, legal, and other professional services incurred in connection with any mergers, acquisitions, or other significant financing transactions.
(5) Restructuring and reorganization expenses primarily consist of personnel-related costs associated with employee terminations, furloughs, or retention due to the restructuring and reorganization activities, impairment of property and equipment and prepaid expenses, and write-off of customer accounts receivable.

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total
Revenue	$131,180	$49,518	$33,819	$6,513	$4,449	$—	$225,479
Cost of revenue	110,914	11,457	25,904	6,166	226	—	154,667
Gross profit	20,266	38,061	7,915	347	4,223	—	70,812
Operating expenses
Technology and development	28,507	15,512	656	95	737	922	46,429
Marketing	11,177	12,788	906	7	—	—	24,878
General and administrative	19,775	22,478	6,683	827	327	17,783	67,873
Restructuring and reorganization	—	—	—	—	—	889	889
Total operating expenses	59,459	50,778	8,245	929	1,064	19,594	140,069
(Loss) income from operations	(39,193)	(12,717)	(330)	(582)	3,159	(19,594)	(69,257)
Interest income, interest expense, income tax expense, gain on extinguishment of convertible senior notes, and other expense, net	(46)	7	3	139	105	2,275	2,483
Net (loss) income	$(39,239)	$(12,710)	$(327)	$(443)	$3,264	$(17,319)	$(66,774)

	Three Months Ended March 31, 2024
	Real estate services	Rentals	Mortgage	Title	Monetization	Corporate overhead	Total

	(in thousands)

Net (loss) income	$(39,239)	$(12,710)	$(327)	$(443)	$3,264	$(17,319)	$(66,774)
Interest income(1)	(16)	(71)	(2,034)	(139)	(105)	(1,501)	(3,866)
Interest expense(2)	—	—	2,085	—	—	4,873	6,958
Income tax expense	—	60	—	—	—	(232)	(172)
Depreciation and amortization	3,184	9,839	964	33	165	213	14,398
Stock-based compensation(3)	11,388	3,338	276	259	241	1,907	17,409
Gain on extinguishment of convertible senior notes	—	—	—	—	—	(5,686)	(5,686)
Legal contingencies(4)	—	—	—	—	—	9,250	9,250
Adjusted EBITDA	$(24,683)	$456	$964	$(290)	$3,565	$(7,606)	$(27,594)
(1) Interest income includes $2.0 million of interest income related to originated mortgage loans for the three months ended March 31, 2024.
(2) Interest expense includes $2.1 million of interest expense related to our warehouse credit facilities for the three months ended March 31, 2024.
(3) Stock-based compensation consists of expenses related to restricted stock units and our employee stock purchase program. See Note 9 to our consolidated financial statements for more information.
(4) Legal contingencies includes expenses related to significant contingent liabilities resulting from litigation or other legal proceedings.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $183.5 million.

As of March 31, 2025, we had $576.9 million of convertible senior notes outstanding across two issuances, maturing between October 15, 2025 and April 1, 2027. See Note 12 to our consolidated financial statements for our obligations to pay semi-annual interest and to repay any outstanding amounts at the notes’ maturity. During the three months ended March 31, 2025, we did not repurchase any of our 2025 convertible senior notes. As of March 31, 2025, we have repurchased a total of $582.5 million of our 2025 convertible senior notes, using $432.4 million in cash. As of March 31, 2025, we have $17.6 million remaining under the repurchase program for future repurchases.

In addition, as of March 31, 2025 we had $246.9 million principal amount of our term loan, maturing on October 20, 2028.

Our mortgage business has significant cash requirements due to the period of time between its origination of a mortgage loan and the sale of that loan. We have relied on warehouse credit facilities with different lenders to fund substantially the entire portion of the mortgage loans that our mortgage business originates. Once our mortgage business sells a loan in the secondary mortgage market, we use the proceeds to reduce the outstanding balance under the related facility. See Note 12 to our consolidated financial statements for more information regarding our warehouse credit facilities.

We believe that our existing cash and cash equivalents, together with cash we expect to generate from future operations, and borrowings from our mortgage warehouse credit facilities, will provide sufficient liquidity to meet our operational needs and our growth for at least the next twelve months, and fulfill our payment obligations with respect to our convertible senior notes and term loan. However, our liquidity assumptions may change or prove to be incorrect, and our future capital requirements may vary materially from those currently planned and depend on many factors. We could exhaust our available financial resources sooner than we currently expect. As a result, we may seek new sources of credit financing or elect to raise additional funds through equity, equity-linked, or debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our title and settlement business holds cash in escrow that we do not record on our consolidated balance sheets. See Note 6 to our consolidated financial statements for more information regarding these amounts.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)

Net cash provided by (used in) operating activities	$37,878	$(45,980)
Net cash (used in) provided by investing activities	(3,234)	42,062
Net cash provided by (used in) financing activities	24,073	(38,676)

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

Net cash provided by operating activities was $37.9 million for the three months ended March 31, 2025, primarily attributable to changes in assets and liabilities, which increased cash provided by operating activities by $100.3 million, as well as a $28.8 million increase from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of and sale of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. This was partially offset by our net loss of $92.5 million. The primary source of cash related to changes in our assets and liabilities was a $97.3 million increase in deferred revenue. The primary use of cash related to changes in our assets and liabilities was $18.9 million in net originations of loans held for sale.

Net cash used in operating activities was $46.0 million for the three months ended March 31, 2024, primarily attributable to our net loss of $66.8 million. The decrease was partially offset by a net increase of $25.8 million from non-cash items related to stock-based compensation, depreciation and amortization, amortization of debt discounts and issuances costs, lease expense related to right-of-use assets, changes in the fair value of and sale of mortgage servicing rights, gain on extinguishment of our convertible senior notes, and other non-cash items. The primary use of cash related to changes in assets and liabilities was $6.7 million in net originations of loans held for sale.

Net Cash (Used In) Provided by Investing Activities

Our primary investing activities include the purchase, sale, and maturity of investments and purchases of property and equipment, primarily related to capitalized software development expenses and computer equipment and software.

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2025, attributable to $3.2 million in purchases of property and equipment.

Net cash provided by investing activities was $42.1 million for the three months ended March 31, 2024, primarily attributable to $45.6 million in net maturities in U.S. government securities, partially offset by $3.6 million in purchases of property and equipment.

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

Net cash provided by financing activities was $24.1 million for the three months ended March 31, 2025, primarily attributable to a $23.6 million increase in net borrowings under our warehouse credit facilities.

Net cash used in financing activities was $38.7 million for the three months ended March 31, 2024, attributable to $42.5 million used in connection with repurchases of our 2025 notes. This was partially offset by a $4.6 million decrease in net borrowings under our warehouse credit facilities.

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

Zillow Partnership Agreement

In February 2025, we entered into a Content License Agreement and Partnership Agreement with Zillow, which collectively represent a significant transaction requiring management judgment in determining appropriate accounting treatment.

Revenue Recognition

We determined that the Content License Agreement and Partnership Agreement should be combined and accounted for as a single contract under ASC 606, Revenue from Contracts with Customers. The combined contract contains a single performance obligation composed of interdependent obligations to provide content license and lead generation services to Zillow.

The transaction price includes an upfront payment received under the Partnership Agreement and variable consideration related to per-lead fees, including a minimum payment guarantee for the first twelve months. The upfront payment is recognized as deferred revenue initially and subsequently recognized on a straight-line basis over the five-year initial contract term, which approximates the pattern of satisfaction of our performance obligation. The variable consideration related to the per-lead fees is recognized over time based on the actual number of leads generated. We determined the minimum payment guarantee acts primarily as a protective measure and does not represent a substantive minimum that would impact revenue recognition patterns.

Contract Fulfillment Costs

Customer relationships acquired as part of our 2021 acquisition, previously recorded as intangible assets, have been recharacterized as costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs. This recharacterization was based on our determination that these costs relate directly to the contract, generate resources for satisfying performance obligations, and are expected to be fully recovered through the contract.

These costs are being amortized on a straight-line basis over the five-year contract term, which represents our best estimate of the period over which the asset will provide economic benefits. We assess these assets for impairment whenever events or circumstances indicate their carrying amount may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We assess the impairment of goodwill on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. When utilizing a quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting units. To determine the fair value of a reporting unit, we consider discounted cash flow models and market data of comparable guideline companies. The assumptions used in these models are consistent with those we believe a market participant would use and adjusted for the specific size and risk profile of the reporting units. For Rent., we incorporated our expectations regarding the Partnership Agreement with Zillow and estimated economic impacts on the business into our valuation model.

Based on our annual goodwill impairment test performed for all five reporting units in the fourth quarter of 2024, the estimated fair values of four reporting units substantially exceeded their carrying values, and for the Rent. reporting unit, the fair value exceeded its carrying value by approximately 20%. No goodwill impairment charges were recorded in the three months ended March 31, 2025 or 2024.

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

As of March 31, 2025, we had cash and cash equivalents of $183.5 million. Declines in interest rates would reduce future investment income. Assuming no change in our outstanding cash and cash equivalents during the second quarter of 2025, a hypothetical 10% change in interest rates, occurring during and sustained throughout that quarter, would not have a material impact on our financial results for that quarter.

We are exposed to interest rate risk on our term loan. Interest is charged at the Secured Overnight Financing Rate ("SOFR") +575 basis points for the first five full fiscal quarters after closing, with step-downs to SOFR +550 basis points and SOFR +525 basis points thereafter upon achieving agreed performance metrics.

We are exposed to interest rate risk on our mortgage loans held for sale and IRLCs associated with our mortgage loan origination services. We manage this interest rate risk through the use of forward sales commitments on both a best effort whole loans basis and on a mandatory basis. Forward sales commitments entered into on a mandatory basis are done through the use of commitments to sell mortgage-backed securities. We do not enter into or hold derivatives for trading or speculative purposes. The fair value of our IRLCs and forward sales commitments are reflected in other current assets and accrued liabilities, as applicable, with changes in the fair value of these commitments recognized as revenue. The net fair value change for the periods presented were not material. See Note 3 to our consolidated financial statements for a summary of the fair value of our forward sales commitments and our IRLCs as of March 31, 2025.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See "Legal Proceedings" under Note 6 to our consolidated financial statements for a discussion of our material, pending legal proceedings.

Item 1A. Risk Factors.

Except as discussed below, there have not been any material changes from the risk factors included in Item 1A of our annual report for the year ended December 31, 2024. You should carefully consider the risks described below and in our annual report for the year ended December 31, 2024, together with all other information in this quarterly report, before investing in any of our securities. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operating results, financial condition, liquidity, or competitive position, and consequently, the value of our securities. The material adverse effects include, but are not limited to, not growing our revenue or market share at the pace that they have grown historically or at all, our revenue and market share fluctuating on a quarterly and annual basis, an extension of our history of losses and a failure to become profitable, not achieving the revenue and net income (loss) guidance that we provide, and harm to our reputation and brand.

Risks Related to the Pending Merger

The Merger is subject to conditions, some or all of which may not be satisfied, and the Merger may not be completed on a timely basis, if at all. Failure to complete the Merger in a timely manner or at all could have adverse effects on our business.

The completion of the Merger is subject to certain closing conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at our virtual special meeting of stockholders; (ii) the absence of any law or order issued by any governmental authority preventing the consummation of the Merger or that results in a Detriment (as defined in the Merger Agreement) and the absence of any statute, rule, regulation, order, injunction or decree by any governmental authority of competent jurisdiction enacted (and continuing to be in effect) that makes illegal or otherwise prohibits the consummation of the Merger; (iii) the expiration or termination of all applicable waiting periods (and any extensions thereof) under the HSR Act, and the rules and regulations promulgated thereunder, relating to the consummation of the Merger; (iv) the effectiveness of the registration statement filed by Rocket with the SEC to register the Rocket Class A common stock (the “Rocket Shares”) to be issued to the holders of the shares of our common stock in connection with the Merger; (v) authorization of the Rocket Shares issuable (a) in the Merger, (b) upon the exercise of all Assumed Options, and (c) in settlement of all assumed units for listing on the NYSE, subject to official notice of issuance; (vi) compliance and performance with, in all material respects, all obligations and covenants required to be performed by the parties under the Merger Agreement at or prior to the Effective Time; (vii) the absence of any material adverse effect on us or Rocket on or after the date of the Merger Agreement that is continuing; (viii) receipt by each party of a certificate, dated as of the closing date, from the Chief Executive Officer, Chief Financial Officer or other officer of the other party confirming that the closing conditions related to the accuracy of representations and warranties, lack of material adverse effect and performance in all material respects of all obligations and covenants required to be performed by the other party under the Merger Agreement have been satisfied; (ix) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (x) unless we waive the condition regarding the Up-C Collapse, our receipt of a written opinion of Fenwick & West LLP, or if Fenwick & West LLP is unable to provide such opinion, a written opinion of another counsel mutually acceptable to us and Rocket (it being understood that Paul, Weiss, Rifkind, Wharton & Garrison LLP is mutually agreed to be acceptable other counsel) in customary form and substance reasonably satisfactory to us, dated as of the closing date and to the effect that, on the basis of facts, representations and assumptions set forth or referred to in such opinion that are consistent with the state of facts existing at the Effective Time (as defined in the Merger Agreement), the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and (xi) in the case of our obligation to effect the Merger, the consummation of the Up-C Collapse by Rocket in accordance with the terms of the Transaction Agreement.

Further, either we or Rocket may terminate the Merger Agreement if the Merger has not been consummated by 11:59 p.m. Pacific Time on December 9, 2025. However, this right to terminate the Merger Agreement will not be available to any party whose failure to perform any of its obligations under the Merger Agreement has been a principal cause of, or resulted in, the failure of the Merger to have been consummated on or by such date. The Merger Agreement may also be terminated in certain other circumstances.

If the Merger is not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:
•the market price of the Rocket Shares and/or our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•we could owe a termination fee of $65.5 million to Rocket under certain circumstances;
•if the Merger Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Rocket has agreed to in the Merger Agreement;
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for our company;
•we may experience negative reactions from the financial markets or from our customers, business partners or employees; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

The materialization of any of these risks could adversely impact our ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal to us and, in specified circumstances, could require us to pay a termination fee to Rocket.

The Merger Agreement contains certain provisions that restrict our ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes an acquisition proposal or that would reasonably be expected to lead to an acquisition. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the adoption of the Merger Agreement, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit each of its Merger-related proposals to a vote at our virtual special meeting of stockholders. In addition, we have an opportunity to offer to modify the terms of the Merger Agreement in response to any third-party acquisition proposal before our board of directors may withdraw or qualify its recommendation with respect to the Merger-related proposals or otherwise terminate the Merger Agreement.

In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $65.5 million to Rocket.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of our outstanding capital stock or pursuing an alternative transaction from considering or proposing such a transaction, even if such third-party acquiror or merger partner were prepared to pay consideration with a higher per share cash or market value than the per share value proposed to be received or realized in the Merger. In particular, the termination fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay consideration with a lower per share cash or market value to our stockholders than it might otherwise have proposed to pay absent such termination fee.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

We are subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may restrict our ability to execute certain of our business strategies, without Rocket’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement, specified in the disclosure letter delivered by us in connection with the Merger Agreement or required by applicable law, including restrictions on our ability to incur additional indebtedness, issue or repurchase equity, pay certain dividends, acquire or dispose of certain assets or securities, enter into, modify or terminate material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable, in each case subject to certain exceptions, limitations and qualifications. Such limitations could adversely affect our business and operations prior to the completion of the Merger.

We may be unable to attract or retain key employees during the pendency of the Merger.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with Rocket following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past.

Litigation has arisen in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.

Regardless of the outcome of any existing and future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other business partners, or otherwise harm our operations and financial performance.

Because the market price of the Rocket Shares may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in our pending Merger with Rocket.

At the time our pending Merger with Rocket is completed, each issued and outstanding share of our common stock (other than shares held by (i) Redfin, including in treasury, (ii) Rocket or (iii) Rocket’s subsidiaries, including Merger Sub) (“Redfin stockholders”) will have the right to receive for each share of Redfin common stock held by such Redfin stockholder, 0.7926 shares of Rocket Class A common stock (the “Rocket Shares”) and cash in lieu of fractional shares, without interest. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the Merger, the date on which our stockholders vote to approve the Merger, and the date on which Redfin stockholders entitled to receive the Rocket Shares actually receive such shares. The market value of the Rocket Shares may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in our and Rocket’s businesses, operations and prospects, and other considerations. Many of these factors are outside of our and Rocket’s control. The actual value of the Rocket Shares received by our stockholders will depend on the market value of the Rocket Shares at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement and the proxy statement/prospectus.

Risks Related to Our Business and Industry

We may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all.

We believe that users of our website and mobile application come to us primarily because of the real estate listing data that we provide. Accordingly, if we were unable to obtain and provide comprehensive and accurate real estate listings data, our primary channels for meeting customers will be diminished. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. There are industry participants actively working to change local MLS rules to allow brokers and homeowners to exclude more listings from the MLSs. A competitor or another industry participant could also create an alternative listings data service, or their own exclusive listings database, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, which may result in fewer people using our website and mobile application. In addition, strategic decisions in navigating these changes may limit our ability to display a comprehensive listings database.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1, 32.2, 101, and 104 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 9, 2025, by and among Rocket Companies, Inc., Redfin Corporation and Neptune Merger Sub, Inc.	8-K	2.1	3/10/2025
10.1†^	Content License Agreement, dated as of February 6, 2025, by and between Zillow, Inc. and Redfin Corporation				X
10.2†^	Partnership Agreement, dated as of February 6, 2025, by and among Redfin Corporation and Zillow, Inc.				X
31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)				X
31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)				X
32.1	Certification of chief executive officer, pursuant to 18 U.S.C. Section 1350				X
32.2	Certification of chief financial officer, pursuant to 18 U.S.C. Section 1350				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
† Portions of the exhibit have been omitted as permitted under Item 601(b)(10) of Regulation S-K.
^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redfin Corporation
(Registrant)

May 6, 2025	/s/ Glenn Kelman
(Date)	Glenn Kelman President and Chief Executive Officer (Duly Authorized Officer)

May 6, 2025	/s/ Chris Nielsen
(Date)	Chris Nielsen Chief Financial Officer (Principal Financial Officer)